Form 10-K
period 1997-12-31
EOP OPERATING LTD PARTNERSHIP
filed 1998-03-31
CIK 1043866

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                   For the transition period from _______ to

                        Commission File Number:  1-13625

                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 36-4156801
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)
       TWO NORTH RIVERSIDE PLAZA,                        60606
     SUITE 2200, CHICAGO, ILLINOIS                     (Zip Code)
(Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  Title of each class               Name of each exchange on which registered
                            None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Units of Limited Partnership Interest ("Units")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.     [X]  Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [  ]

     The aggregate market value of the Units held by non-affiliates of the registrant as of March 25, 1998 was $683,287,153.

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS


PART I.                                                                                PAGE
                                                                                       ----
           Item 1.   Business                                                            1
           Item 2.   Properties                                                         11
           Item 3.   Legal Proceedings                                                  34
           Item 4.   Submission of Matters to a Vote of Security Holders                34
PART II.
           Item 5.   Market for the Registrant's Common Equity and Related
                     Shareholder Matters                                                34
           Item 6.   Selected Financial Data                                            35
           Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                              38
           Item 7A.  Quantitative and Qualitative Disclosure About Market Risk          52
           Item 8.   Financial Statements and Supplementary Data                        52
           Item 9.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                               52
PART III.
           Item 10.  Trustees and Executive Officers of the Registrant
           Item 11.  Executive Compensation                                             53
           Item 12.  Security Ownership of Certain Beneficial Owners and Management     55
           Item 13.  Certain Relationships and Related Transactions                     61
PART IV.
           Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   58

                                     PART I


ITEM 1.  BUSINESS

                                  THE COMPANY

     EOP Operating Limited Partnership, a Delaware limited partnership (the "Company"), together with Equity Office Properties Trust, a Maryland real estate investment trust (the "Trust"), was formed in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. As of December 31, 1997, the Company owned or had an interest in 258 office properties containing approximately 65.3 million rentable square feet of office space (the "Office Properties") and owned or had an interest in 17 stand-alone parking facilities containing approximately 16,749 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). To facilitate maintenance of the Trust's qualification as a real estate investment trust ("REIT") for federal income tax purposes, management of properties that are not wholly owned by the Company and its subsidiaries is generally conducted through Equity Office Properties Management Corp., a Delaware corporation ("EOP Management Company"), and Beacon Property Management Corporation, a Delaware corporation ("Beacon Management Company"). The term "Company" includes, unless the context requires otherwise, EOP Operating Limited Partnership, its subsidiaries, and the predecessors thereof.

     The Trust, a self-administered and self-managed REIT, is the managing general partner of, and controls a majority of the partnership interests in, the Company. On July 11, 1997, the Trust completed its initial public offering (the "IPO") of 28,750,000 common shares of beneficial interest, $.01 par value per share (the "Common Shares"). As of December 31, 1997, the Trust owned, directly or indirectly, 89.5% of the outstanding partnership interests in the Company. The Trust owns all of its assets and conducts substantially all of its business through the Company and its subsidiaries.

     The Company's executive offices are located at Two North Riverside Plaza, Suite 2200, Chicago, Illinois 60606, and its telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1997, the Company invested approximately $10 billion, averaging $2.7 billion annually (calculated on a cost basis) for the three years ended December 31, 1997, in acquisitions of institutional quality office properties throughout the United States. During the period from the Trust's IPO in July 1997 through December 1997, the Company completed a number of new acquisitions:

     BEACON MERGER. On December 19, 1997, the Company, the Trust, Beacon Properties Corporation, a Maryland corporation ("Beacon"), and Beacon Properties, L.P., a Delaware limited partnership of which Beacon was the sole general partner ("Beacon Partnership"), consummated the transactions contemplated by the Agreement and Plan of Merger dated September 15, 1997, as amended, among the Company, the Trust, Beacon and Beacon Partnership (the "Merger Agreement"). Pursuant to the Merger Agreement, Beacon merged with and into the Trust and Beacon Partnership merged with and into the Company (the "Beacon Merger"). The acquisition cost of the Beacon Merger was approximately $4.3 billion.

     In the Beacon Merger, (i) the Trust issued 80,596,117 Common Shares in exchange for all of the outstanding shares of common stock, $0.01 par value per share, of Beacon ("Beacon Common Shares"), (ii) the Trust issued 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, of the Company ("Series A Preferred Shares") in exchange for all of the outstanding shares of 8.98% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, of Beacon ("Beacon Preferred Shares"), (iii) the Company issued 8,570,886 common units of limited partnership interest ("Units") of the

Company in exchange for the outstanding common partnership units of Beacon Partnership exclusive of those held by Beacon, and (iv) the Company issued to the Trust 80,596,117 Units in exchange for outstanding common units of Beacon Partnership held by Beacon when it merged into the Trust and 8,000,000
Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") in exchange for the corresponding preferred units of Beacon Partnership held by Beacon when it merged into the Trust. In addition, the Trust assumed the obligation to issue 4,732,822 Common Shares, of which 3,829,739 had been issued as of December 31, 1997, upon the exercise of certain outstanding Beacon employee stock options. The $4.3 billion acquisition cost is comprised of the following: (i) based on a share price of $31.30, the Common Shares, including the Common Shares issued for stock options, and Units were valued at approximately $2.853 billion (which is net of a reduction for cash of $86 million received or to be received upon exercise of options); (ii) the issuance of 8,000,000 Series A Preferred Shares valued at their liquidation value of $200 million; (iii) the assumption of approximately $627 million of secured debt and $533 million of unsecured debt; (iv) transaction costs of approximately $85 million; and (v) net of the receipt of approximately $8 million of net assets.

     As a result of the Beacon Merger, the Company acquired interests in 130 Office Properties (the "Beacon Properties") containing approximately 20.9 million rentable square feet of office space. The Beacon Properties are located in 22 submarkets in six markets: Boston, Atlanta, Chicago, Los Angeles, San Jose and Washington, D.C.

     WRIGHT RUNSTAD ACQUISITION. On December 17, 1997, the Company acquired ten Office Properties, containing an aggregate of approximately 3.34 million square feet, located in Seattle, Washington, Portland, Oregon and Anchorage, Alaska, from Wright Runstad Holdings L.P., Wright Runstad Asset Management L.P. and Mellon Bank, N.A., as Trustee for First Plaza Group Trust ("First Plaza") (the "Wright Runstad Acquisition"). The purchase price was approximately $640 million. The total consideration included the assumption of approximately $240 million of existing debt, $208.9 million in cash and $176.1 million in Units valued at $29.11 per Unit, $100 million of which were exchanged by the sellers for restricted Common Shares. The sellers also received five-year warrants (valued at approximately $15 million) to purchase an additional five million restricted Common Shares at an exercise price of $39.375 per share. In addition EOP Office Company, a Delaware corporation, acquired a 30% noncontrolling interest in Wright Runstad Asset Limited Partnership ("WRALP") for $16 million in cash and $4 million in Units valued at $29.11 per unit and agreed to provide up to $20 million in additional financing or credit support for future development activities at WRALP.

     OTHER ACQUISITIONS. In addition to the Beacon Merger and the Wright Runstad Acquisition, during the period from the Trust's IPO through December 31, 1997, the Company completed nine other acquisition transactions in which it acquired 27 Office Properties, containing an aggregate of approximately 8.8 million square feet, located in New Orleans, Houston, Dallas, Philadelphia, Los Angeles, Chicago, Washington, D.C. and Fairfax and Alexandria, Virginia (the "Other Acquisitions"). The Company also acquired three Parking Facilities, containing approximately 2,141 parking spaces in Chicago, New Orleans and Pittsburgh. The aggregate consideration paid by the Company in these acquisitions was approximately $1.47 billion, comprised of $1.26 billion in cash, $163 million in Units and $48 million in assumed liabilities.

                         BUSINESS AND GROWTH STRATEGIES

     The Company's primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. The Company intends to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants in central business districts ("CBDs") and suburban markets across the United States. The Company intends to supplement this strategy by owning parking facilities.

     INTERNAL GROWTH. Management believes that the Company's future internal growth will come from (i) lease up of vacant space, (ii) tenant roll-over at increased rents where market conditions permit,

(iii) repositioning of certain Properties which have not yet achieved stabilization, and (iv) increasing economies of scale.

     As of December 31, 1997, 3.9 million rentable square feet of Office Property space was vacant. Of this amount, 735,700 square feet was leased at an average rent of $26.62 per square foot, with occupancy to commence in whole or in part during 1998. The Company's average operating expenses for the total vacant space were $9.37 per square foot as of December 31, 1997.

     During the period from December 31, 1997 through December 31, 2002, 4,673 leases for 36.5 million rentable square feet of space are scheduled to expire. As of December 31, 1997, the average rent for this space was $21.77 per square foot and the weighted average operating expenses were $8.80 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     The Company owns undeveloped land on 23 sites on which approximately 8.1 million square feet of office space could be developed. The Company's policy is to develop land only if significant pre-leasing can be arranged or if such development is necessary to protect the Company's investment in existing Properties. The Company currently does not anticipate significant development activities on this land.

     EXTERNAL GROWTH. The Company is pursuing, and expects to continue to actively pursue, acquisitions of additional office properties and parking facilities. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for equity or debt securities of the Company or the Trust, and such acquisitions may be customary real estate transactions and/or mergers or other business combinations.

     PARKING FACILITIES. The Company intends to focus its acquisition efforts for parking facilities solely on municipal or private parking facilities that have limited competition, no (or minimal) rental rate restrictions and/or a superior location proximate to or affiliated with airports, CBDs, entertainment projects or healthcare facilities.

                                   EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,456 employees providing in-house expertise in property management, leasing, finance, tax, acquisition, development, disposition, marketing, accounting, information systems and real estate law. The five most senior executives of the Trust have an average tenure of 11 years with the Company or its affiliates and an average of 23 years experience in the real estate industry.

                                  RISK FACTORS

         Set forth below are the risks that we believe are material to investors who purchase or own the Trust's common or preferred shares of beneficial interest (which we refer to as "Shares") or Units of limited partnership interest of the Operating Partnership, which are redeemable on a one-for-one basis for Common Shares or their cash equivalent. We refer to the Shares and the Units together as our "securities," and the investors who own Shares and/or Units as our "securityholders."

THERE CAN BE NO ASSURANCE THAT WE WILL EFFECTIVELY MANAGE OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS

         We are currently growing rapidly. As of December 31, 1997, we owned interests in 258 Office Properties containing 65.3 million square feet. We also owned interests in 17 Parking Facilities containing approximately 16,749 parking spaces. Our office portfolio grew by 102% (on a square footage basis) and our parking portfolio grew by 13% (based on the number of parking spaces) from the time of our IPO in July 1997 through the end of the year. Additionally, the Beacon Merger, which closed in December 1997, substantially expanded our operations in Boston and extended our operations to San Jose. The Wright Runstad acquisition, which also closed in December 1997, extended our operations to Seattle, Washington, Portland, Oregon and Anchorage, Alaska. Other recent acquisitions extended our operations to downtown New Orleans, suburban Philadelphia, Minneapolis and Pittsburgh. We plan to continue this rapid growth for the foreseeable future. We plan on managing this growth by applying our experience to new markets and properties and expect to be successful in that effort. If we do not effectively manage our rapid growth, however, we may not be able to make expected distributions to our securityholders.

OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY

         GENERAL. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of office properties or a reduction in demand for office properties, the attractiveness of our properties to tenants, competition from other available office properties, changes in market rental rates and the need to periodically repair, renovate and relet space. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and the possibility of bankruptcies of tenants may adversely affect our financial condition.

         WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Over the next five years (through the end of 2002), leases will expire on a total of 56% of the rentable square feet at our current properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

         NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED AND COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES. We intend to continue to actively acquire office and parking properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Additionally, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition has increased prices for office properties. We expect to acquire properties with cash from secured or unsecured financings and proceeds from offerings of equity or debt. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our securityholders.

         SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

         We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject to coverage limitations which we believe are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 43 properties (as of December 31, 1997) located in California, 12 have been built since January 1, 1988 and we believe they were constructed in full compliance with the applicable standards existing at the time of construction. It is nevertheless a possibility that material losses in excess of insurance proceeds will occur in the future.

DEBT FINANCING, FINANCIAL COVENANTS, DEGREE OF LEVERAGE, AND INCREASES IN INTEREST RATES COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE

         SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest. We may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. The total principal amount of our outstanding indebtedness was $4.28 billion as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing." If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to securityholders.

         FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. The mortgages on our properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The Indenture under which our senior unsecured indebtedness is issued contains certain financial and operating covenants including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

         OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our Debt to Market Capitalization Ratio (total debt as a percentage of total debt plus the market value of the outstanding Common Shares and Units) is approximately 32.2% as of December 31, 1997. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our Debt to Market Capitalization Ratio would be approximately 50% or less. The degree of leverage could have important consequences to securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

         RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. We obtained the $600 Million Credit Facility in July 1997 and the $1.5 Billion Credit Facility in October 1997 and sold the $1.5 Billion Notes and MOPPRS in the February 1998 Notes Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing." The $1.5 Billion Notes and MOPPRS have fixed interest rates, but advances under the Credit Facilities bear interest at a variable rate based upon one-month LIBOR. We had, as of December 31, 1997, interest rate hedging agreements for approximately $1.0 billion of our floating rate debt to limit our exposure to rising interest rates, but terminated these agreements when we paid down the credit facilities with the proceeds of the February 1998 Notes Offering. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. Generally, however, the counterparties to hedging agreements which would enter into are major financial institutions. We may borrow additional money with variable interest rates in the future, and enter other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

SHAREHOLDERS' ABILITY TO EFFECT CHANGES IN CONTROL OF THE COMPANY IS LIMITED

         PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS COULD INHIBIT CHANGES IN CONTROL. Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transaction that could provide the shareholders with a premium over the then-prevailing market price of their Shares or which might otherwise be in the best interest of our securityholders. These include a staggered Board of Trustees and the Ownership Limit described below. Also, any future series of Preferred Shares may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be good for our securityholders.

         WE COULD ADOPT MARYLAND LAW LIMITATIONS ON CHANGES IN CONTROL. Certain provisions of Maryland law applicable to real estate investment trusts prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding shares, or with an affiliate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the outstanding voting shares (an "Interested Shareholder"), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, the trust's common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. The Board of Trustees opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Trust. The Board of Trustees may however, repeal this election (except with respect to a shareholder who became an Interested Shareholder in connection with our formation in July 1997) and cause the Company to become subject to these provisions in the future.

         WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES. To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any year. See "Federal Income Tax Considerations --Taxation of the Company as a REIT --General" and "-- Requirements for Qualification as a REIT." To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 9.9% (in value or number of shares, whichever is more restrictive) of any class or series of Shares. We refer to this as the "Ownership Limit." Our Declaration of Trust permits the Board of Trustees to increase the Ownership Limit with respect to any class or series of Shares. Further, the Board of Trustees is required to waive or modify the Ownership Limit with respect to a shareholder who would not be treated as an "individual" for purposes of the Code if such shareholder's ownership in excess of the limit will not cause a shareholder who is an individual to be treated as owning Shares in excess of the Ownership Limit or otherwise jeopardize our REIT status. Absent any such exemption or waiver, Shares acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Such shareholder would be entitled to receive, from the proceeds of any subsequent sale of the shares transferred to the charitable trust, the lesser of (i) the price paid for the Shares or, if the owner did not pay for the Shares (for example, in the case of a gift, devise of other such transaction), the market price of the Shares on the date of the event causing the Shares to be transferred to the charitable trust or (ii) the amount realized from such sale. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their Shares.

WE DO NOT CONTROL OUR MANAGED PROPERTIES OR MANAGEMENT AND NON-REIT SERVICES BUSINESSES

         THIRD-PARTY OWNERS OF MANAGED PROPERTIES CAN TERMINATE OUR MANAGEMENT CONTRACTS. As of December 31, 1997, our Noncontrolled Subsidiaries were managing 31 properties owned by affiliates of Mr. Zell and three properties owned by unrelated third parties. We sometimes refer to these properties as the "Managed Properties." The management contracts with respect to the Managed Properties are terminable by the property owners on 30 or 60 days' notice. Any such contract would likely be terminated in connection with a sale of the property, over which we have no control. When they expire, these contracts might not be renewed or might be renewed on less favorable terms. Also, the rental revenues on which management fees are based could decline as a result of general real estate market conditions or specific market factors. This would result in decreased management fee income. Affiliates of Mr. Zell are currently in the process of selling certain of the Managed Properties. There can be no assurance that management contracts will not be terminated in the future.

         WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESS. To facilitate maintenance of our REIT qualification, we have Noncontrolled Subsidiaries that provide management and other services for properties that we do not wholly own. As of December 31, 1997, we had five Noncontrolled Subsidiaries: Equity Office Properties Management Corp. and Beacon Property Management Corporation (which we refer to together as the "Management Companies"), which manage the Managed Properties and certain properties held in joint ventures; Beacon Design Company, which provides third-party tenant design services; Beacon Construction Company, which provides third-party construction services; and EOP Office Company, which owns a noncontrolling interest in Wright Runstad Asset Limited Partnership, which provides third-party development services. While we generally own substantially all (95% or 99%) of the economic interest in the Noncontrolled Subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell.
(See "Mr. Zell's Affiliates Control Our Management Companies and Most of the Managed Properties" below.) We therefore do not control the timing or amount of distributions or the management and operation of the Noncontrolled Subsidiaries. As a result, decisions relating to the declaration and payment of distributions and the business policies and operations of the Noncontrolled Subsidiaries could be adverse to our interests or could lead to adverse financial results, which could adversely affect our financial condition and results of operations. Also, there are certain services for our tenants that we would like to provide but are prohibited from doing so by the REIT tax laws and regulations. Certain such services are being provided by Tenant Services Corp., which is owned entirely by affiliates of Mr. Zell. We have no control over, or ownership interest in, Tenant Services Corp., which operates as an independent contractor. Consequently, we are not able to assure that this service corporation will conduct its day-to-day operations in a manner consistent with our best interests. We may, however, terminate the services of this service corporation at any time upon 30 days' notice.

CONFLICTS OF INTEREST COULD RESULT IN DECISIONS NOT IN THE COMPANY'S BEST
INTEREST

         THERE WERE NO ARM'S LENGTH NEGOTIATIONS IN THE FORMATION TRANSACTIONS. The transactions pursuant to which we formed the Company in July 1997, which we sometimes refer to as the "Formation Transactions," were not negotiated at arm's length. The representations and warranties made by the contributors of properties to the Company in the Formation Transactions and the indemnification provided for breach of such representations and warranties may not be as good as they might have been had they been negotiated at arm's length. Such indemnification is limited generally to an amount equal to 1% of the value of consideration paid for the properties and to $15 million with respect to pre-IPO liabilities of the management business contributed by affiliates of Mr. Zell. If we incur losses attributable to breaches of the representations and warranties made by the contributors of properties in the Formation Transactions and such losses are in excess of the indemnification limit, they would have to be satisfied out of our assets, with the potential consequence of decreasing cash available for distribution to securityholders. To date, we have no knowledge of any material breaches of the agreements (which we refer to collectively as the "Contribution Agreement") pursuant to which the Formation Transactions occurred.

         WE COULD SUFFER MONETARY LOSSES IF WE FAIL TO ENFORCE THE CONTRIBUTION AGREEMENT. Mr. Zell has a substantial economic interest in the companies that contributed properties and the management business to the Company in the Formation Transactions. Consequently, Mr. Zell has a conflict of interest with respect to his obligation as one of our officers and trustees to enforce the terms of the Contribution Agreement. If circumstances arise where we should seek to enforce such agreement, particularly the indemnification provisions and the remedy provisions for breaches of representations and warranties, Mr. Zell might assert a position contrary to the Company's. If this happens and Mr. Zell were to prevail, we would not collect money we might otherwise be entitled to. Also, the Common Shares and Units that are available to satisfy claims for such indemnification will be, to the extent not used for this purpose, available for distribution to entities in which Mr. Zell and several other of our executive officers and trustees have an economic interest. This is in accordance with the Contribution Agreement. Consequently, these executive officers and trustees also have a conflict of interest in pursuing any claim the Company might have arising out of the Formation Transactions.

         MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT COMPANIES AND MOST OF THE MANAGED PROPERTIES. The Management Companies and Beacon Property Management, L.P. provide property management services and, in most cases, asset management services to 37 properties which are held in partnerships or subject to participation agreements with unaffiliated third parties and to the 34 Managed Properties, 31 of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees we receive from these properties are at current market rates, there is no assurance that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the Management Companies. See "We Do Not Control Our Managed Properties or Management and Non-REIT Services Businesses" above.

         CERTAIN TRUSTEES AND OFFICERS HAVE CONFLICTS OF INTEREST AND COULD EXERCISE INFLUENCE IN A MANNER INCONSISTENT WITH SHAREHOLDERS' BEST INTEREST. Mr. Zell and Ms. Sheli Z. Rosenberg (one of the Company's trustees) own (as determined in accordance with the SEC's rules) approximately 2.8%, and all other trustees and executive officers of the Company as a group own approximately 1.7%, of the outstanding Common Shares (in each case including Common Shares issuable upon exchange of Units). In addition, Mr. Zell and his affiliates may receive distributions of up to approximately 11.3 million additional Units (representing approximately 4.05% of the outstanding Common Shares) during the two-year period ending July 11, 1999. These Units were set aside at the time of the IPO and are issuable if we achieve certain performance objectives, based on the market price of the Common Shares. In addition, options to purchase an aggregate of 1,000,000 Common Shares exercisable at the IPO price of $21 per share were granted to Mr. Zell, Ms. Rosenberg and our five highest paid executive officers. Mr. Zell and Ms. Rosenberg have significant influence on the management and operation of the Company. Such influence might be exercised in a manner that is inconsistent with the interests of other securityholders.

         MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of the IPO, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies. Mr. Zell and his affiliates may acquire interests in other companies. He may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell's continued involvement in other investment activities could result in competition to the Company as well as management decisions which might not reflect the interests of our securityholders.

         We did not obtain noncompetition agreements with any of the former Beacon officers or directors in connection with the Beacon Merger. Consequently, any former officer or director of Beacon could engage in activities in competition with activities of the Company except, in the case of Mr. Sidman, who became one of our trustees, to the extent that his actions would violate his fiduciary duties.

         WE LEASE OUR CORPORATE OFFICES FROM AN AFFILIATE OF MR. ZELL. Our corporate offices are at Two North Riverside Plaza in Chicago. We lease our office space there from one of Mr. Zell's affiliates. We believe, however, that the lease terms, including the rental rates, reflect current market terms.

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY

         Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

         Independent environmental consultants have conducted Phase I environmental site assessments at all of our properties. These assessments included, at a minimum, a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property by property basis, these consultants have conducted additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater.

         These environmental assessments have not revealed any environmental liabilities at the properties that we believe would have a material adverse effect on our business, assets, financial condition or results of operations nor are we aware of any such material environmental liability. Asbestos is in a number of the office properties, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled. We are currently properly managing and maintaining all of the asbestos and we are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

         For a few of the properties, the environmental assessments note potential offsite sources of contamination, such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from certain prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability.

         We believe that our properties are in compliance in all material respects with applicable environmental laws. We believe that the issues identified in the environmental reports will not have a material adverse effect if we continue to comply with environmental laws and with the recommendations set forth in these reports. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and performance.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

         We depend on the efforts of our executive officers, particularly Messrs. Zell and Callahan. If they resigned, our operations could be adversely effected. We do not have employment agreements with either of these officers.

CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         When we formed the Company, we acquired all the assets of the ZML Opportunity Partnerships (four real estate investment funds sponsored by Mr.
Zell) and certain assets of affiliates of Mr. Zell. These assets were acquired subject to existing liabilities. Each of the ZML Opportunity Partnerships will liquidate over the two-year period ending July 11, 1999, and the Units and other assets (including cash from distributions), net of liabilities, will be distributed to affiliates of Mr. Zell and the limited partners of the ZML Opportunity Partnerships during such time period. Our recourse against affiliates of Mr. Zell with respect to liabilities relating to the management business they contributed when we formed the Company is limited to $15 million. Our recourse for any unknown liabilities in connection with the contribution of properties when we formed the Company is limited to 1% of the value of the consideration paid for those assets and must be asserted prior to July 11, 1999. Similarly, the assets we acquired in the Beacon Merger were acquired subject to liabilities and without any recourse with respect to unknown liabilities. Unknown liabilities with respect to properties acquired when we formed the Company or in the Beacon Merger might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the IPO or the Beacon Merger (if such claims had not been asserted prior to the respective closings of such transactions), accrued but unpaid liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors, officers and others indemnified by the ZML Opportunity Partnerships or Beacon. Similarly, we succeeded to any liabilities that the ZML REITs may have had for periods prior to the IPO and that Beacon may have had prior to the Beacon Merger. We also succeeded to any liabilities, including claims for property transfer taxes, arising out of the contribution to us of properties when we formed the Company and in connection with the Beacon Merger. In the future, we may face additional risks of contingent or undisclosed liabilities as a result of mergers, other business combinations or similar transactions.

THE MARKET VALUE OF OUR PUBLICLY TRADED SECURITIES CAN BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS

         THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. As of December 31, 1997, a majority of our outstanding Common Shares were "Restricted Common Shares" issued in private placement transactions, primarily the Formations Transactions. These Shares are not traded in the public stock markets so long as they remain restricted. Restricted Common Shares and Common Shares issued on redemption of Units may be sold in the public market pursuant to registration rights or pursuant to Rule 144 under the Securities Act or other available exemptions from registration. In addition, we have reserved a number of Common Shares for issuance pursuant to our employee benefit plans, and such Common Shares will be available for sale from time to time. We have granted options to purchase additional Common Shares to certain executive officers, employees, trustees and consultants. The Common Shares issued in the Beacon Merger to affiliates of Beacon are tradeable within the volume and manner of sale limitations of Rule 144 under the Securities Act. We can not predict the effect that future sales of Common Shares, or the perception that such sales could occur, will have on the market prices of our equity securities.

         CHANGES IN MARKET CONDITIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. As with other publicly traded equity securities, the value of our publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following: the extent of institutional investor interest in the Company; the reputation of REITs and office REITs generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies); our financial condition and performance; and general financial market conditions.

         OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, Shares may trade at prices that are higher or lower than the net asset value per Share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our Shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

         MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

         To qualify as a REIT, the Trust must distribute to its shareholders each year at least 95% of its net taxable income (excluding any net capital gain). See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs." Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of securityholders' interests, and additional debt financing may substantially increase our leverage.

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS

         FAILURE OF THE TRUST TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR SECURITYHOLDERS. We believe that, since the IPO in July 1997, the Trust has qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. The Trust is also required to distribute to shareholders at least 95% of its REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new interpretations of the tax laws and regulations, such that it could become more difficult or impossible for the Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

         If the Trust fails to qualify as a REIT, the Trust would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Trust relief under certain statutory provisions, the Trust would remain disqualified as a REIT for four years following the year the Trust first failed to qualify. If the Trust failed to qualify as a REIT, the Trust would have to pay significant income taxes and would therefore have siginficantly less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, the Trust would no longer be required to make any distributions to shareholders. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Failure of the Company to Qualify as a REIT."

         WE PAY SOME TAXES. Even if the Trust qualifies as a REIT, it is required to pay certain federal, state and local taxes on its income and property. In addition, any net taxable income earned directly by the Noncontrolled Subsidiaries is subject to federal and state income tax. See "Federal Income Tax Considerations -- Other Tax Consequences for the Company, Its Shareholders and the Noncontrolled Subsidiaries."

         WE COULD BE DISQUALIFIED AS A REIT OR HAVE TO PAY TAXES IF OUR PREDECESSORS OR BEACON DID NOT QUALIFY AS REITS. If one or more of the ZML REITs that merged into the Trust at the time of the IPO or Beacon had failed to qualify as a REIT throughout the duration of its existence, then it might have had undistributed "C corporation earnings and profits." If that were the case and the Trust did not distribute such earnings and profits prior to December 31, 1997, the Trust might not qualify as a REIT. We believe that each of the ZML REITs and Beacon qualified as a REIT and that, in any event, neither any ZML REIT nor Beacon had any undistributed "C corporation earnings and profits" at the time of its merger into the Trust. If any ZML REIT or Beacon failed to qualify as a REIT, an additional concern would be that it would have recognized taxable gain at the time it was merged into the Trust (and the Trust would be liable for the tax on such gain). This would be the case even though the applicable merger qualified as a "tax-free reorganization," unless the Trust makes a special election that is available under current law. The Trust will make such an election with respect to each of the ZML REITs and Beacon. This election will have the effect of requiring the Trust, if a ZML REIT or Beacon was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if such assets are sold within 10 years after the merger of the ZML REITs or Beacon (as applicable) into the Trust. Finally, if a ZML REIT did not qualify as a REIT, the Trust could be precluded from electing REIT status for up to four years after the year in which such ZML REIT failed to qualify if the Trust were determined to be a "successor" to that ZML REIT. See "Federal Income Tax Considerations -- Taxation of the Company as a REIT -- General" and "-- Requirements for Qualification as a REIT."

ITEM 2.  PROPERTIES

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1997, the Company owned or had an interest in 258 Office Properties containing approximately 65.3 million rentable square feet of office space and owned 17 Parking Facilities containing approximately 16,749 parking spaces. The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in central business districts and approximately 50% in suburban markets. As of December 31, 1997, the Office Properties were, on a weighted average basis, 94% occupied by a total of 5,676 tenants, with no single tenant accounting for more than 1.6% of annualized rent (except for the U.S. General Services Administration, which accounted for 3.6% of annualized rent). An additional 735,700 square feet (approximately 1.1% of the rentable square footage of the Office Properties) was leased, with occupancy to commence in whole or in part during 1998.

     All Property data is as of December 31, 1997.

                          OFFICE PROPERTIES BY REGION


                                   PERCENTAGE                                              ANNUALIZED
                                    OF TOTAL                                                  NET
                                     OFFICE                            PERCENTAGE          EFFECTIVE   ANNUALIZED
                                   PORTFOLIO                               OF               RENT PER    RENT PER
             NUMBER     RENTABLE    RENTABLE               ANNUALIZED  PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
               OF        SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF      SQUARE      SQUARE
REGION     PROPERTIES     FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)     FOOT(1)
---------  ----------  ----------  ----------  ----------  ----------  ----------  ------  ----------  ----------

Northeast        83    17,707,551       27.1%       95.8%    $436,121        32.5%  1,395      $14.65      $25.72
Central          31    13,302,501       20.3        91.4      277,477        20.5   1,152       10.80       22.83
Pacific          43     9,703,180       14.9        92.1      210,402        15.7     673       13.50       23.54
West             32     8,794,095       13.5        95.3      154,376        11.5   1,069       10.41       18.41
Southeast        51     8,664,171       13.3        96.5      156,776        11.7     712       11.11       18.75
Southwest        18     7,120,292       10.9        92.2      108,416         8.1     675        8.60       16.51
                ---    ----------     ------       -----   ----------      ------   -----      ------      ------
 Total/Weighted
  Average       258    65,291,790      100.0%       94.0%  $1,343,568       100.0%  5,676      $11.99      $21.90
                ===    ==========     ======               ==========      ======   =====


(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997 for the 12 months ending December 31, 1998 are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997 as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expense for Properties owned as of January 1, 1997 and based on the Company's estimate of annual operating expense for Properties acquired subsequent to January 1, 1997.

                     OFFICE PROPERTY MARKETS AND SUBMARKETS

                           OFFICE PROPERTY STATISTICS



                                                    PERCENTAGE                                              ANNUALIZED
                                                      OF TOTAL                                                  NET
                                                       OFFICE                            PERCENTAGE          EFFECTIVE  ANNUALIZED
                                                     PORTFOLIO                               OF              RENT PER    RENT PER
                               NUMBER    RENTABLE    RENTABLE               ANNUALIZED  PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                OF       SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF      SQUARE      SQUARE
(MARKET, SUBMARKET)          PROPERTIES    FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES    FOOT(2)     FOOT(1)
-------------------          ----------  ---------  ----------  ----------  ----------  ----------  ------  ----------  ----------
NORTHEAST REGION
Stamford, CT
  Shelton                       1          159,848     0.2%        96.2%     $  2,297      0.2%        12     $ 8.57      $14.93
  Stamford                      7        1,651,856     2.5         98.1        40,859      3.0        118      14.60       25.23
Washington, D.C.
  Central Business District     3          722,920     1.1         98.8        21,395      1.6         66      18.35       29.97
  East End                      1          247,014     0.4         90.8         6,491      0.5         19      15.18       28.92
  Alexandria/Old Town           1           68,770     0.1        100.0         1,619      0.1         10      15.14       23.54
  Crystal City                  2          896,003     1.4        100.0        24,728      1.8          6      20.25       27.60
  Fairfax Center                3          585,640     0.9         97.7         9,747      0.7         48       9.30       17.04
  Herndon/Dulles                1          124,319     0.2        100.0         3,312      0.2          1      19.94       26.64
  Reston                        3          726,045     1.1        100.0        19,882      1.5         82      17.57       27.38
  Rosslyn/Ballston              2          672,257     1.0         99.9        16,699      1.2         39      15.94       24.88
  Tyson's Corner                2          420,674     0.6         99.6         8,724      0.6         17      13.49       20.83
Boston
  Downtown-Financial District  13        4,896,223     7.5         92.8       142,685     10.6        383      16.79       31.41
  Downtown-Government Center    1          637,002     1.0         93.7        15,089      1.1         82      11.36       25.29
  East Cambridge                4          472,647     0.7         99.7        11,753      0.9          9      13.66       24.94
  Northwest                    15        1,144,813     1.8         93.9        20,673      1.5         96      10.25       19.23
  South                         1          165,851     0.3         95.7         3,269      0.2         17       9.53       20.60
  West                          8          638,229     1.0         98.4        16,022      1.2         86      16.19       25.51
New York City
  Midtown                       1          562,567     0.9        100.0        16,687      1.2         28      16.50       29.66
Philadelphia
  Conshohocken                  1          254,355     0.4         99.8         6,229      0.5         43      16.41       24.55
  Center City                   2        1,506,836     2.3         89.8        27,809      2.1        114      10.05       20.54
  King of Prussia/Valley Forge  2          314,076     0.5         98.8         5,822      0.4         25      11.60       18.76
  Main Line                     3          142,493     0.2         96.4         2,617      0.2         16      13.09       19.05
  Plymouth Meeting/Blue Bell    5          293,837     0.5         99.5         5,346      0.4         24      11.78       18.28

                                       13

                                                  PERCENTAGE                                               ANNUALIZED
                                                  OF TOTAL                                                     NET
                                                   OFFICE                             PERCENTAGE            EFFECTIVE   ANNUALIZED
                                                  PORTFOLIO                              OF                 RENT PER     RENT PER
                            NUMBER     RENTABLE   RENTABLE                ANNUALIZED  PORTFOLIO    NUMBER   OCCUPIED     OCCUPIED
OFFICE PROPERTIES             OF        SQUARE     SQUARE    PERCENTAGE      RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)       PROPERTIES     FEET       FEET      OCCUPIED   ($000S)(1)     RENT       LEASES   FOOT(2)       FOOT(1)
-------------------       ----------  ---------  ----------  ----------  ----------   ----------   ------  ----------    ----------
Norfolk
     Norfolk                  1         403,276     0.6         96.2          6,367       0.5          54      8.55        16.42
                            ---      ----------    ----                    --------      ----       -----
     NORTHEAST REGION
     TOTAL/WEIGHTED AVERAGE  83      17,707,551    27.1%        95.8%      $436,121      32.5%      1,395    $14.65       $25.72
CENTRAL REGION
Chicago
  Downtown -- Central Loop    4       3,231,284     4.9%        90.1%      $ 65,004       4.8%        283     $8.39       $22.33
  Downtown -- West Loop       4       3,405,054     5.2         91.5         82,678       6.2         366     11.63        26.54
  O'Hare                      5         928,272     1.4         94.2         18,364       1.4          74      9.04        21.01
  East-West Corridor          7       2,104,383     3.2         89.7         48,612       3.6         176     15.49        25.76
  Lake County                 5         546,263     0.8         84.6          9,656       0.7          40     11.21        20.90
Indianapolis
  Downtown                    2       1,057,877     1.6         93.3         18,650       1.4          83      9.77        18.89
Cleveland
  Downtown                    1       1,242,144     1.9         94.0         18,767       1.4          37      7.32        16.07
Columbus
  Downtown                    1         407,472     0.6         92.6          8,911       0.7          30     15.12        23.60
  Suburban                    2         379,752     0.6         98.1          6,835       0.5          63     11.02        18.34
                            ---      ----------    ----                    --------      ----       -----
    CENTRAL REGION
    TOTAL/WEIGHTED AVERAGE   31      13,302,501    20.3%        91.4%      $277,477      20.5%      1,152    $10.80       $22.83
PACIFIC REGION
Los Angeles
  Downtown                    2       1,896,243     2.9%        87.2%      $ 38,048       2.8%         69    $11.72       $23.00
  Pasadena                    2         439,367     0.7         90.9         10,849       0.8          32     15.93        27.18
  Westwood                    2       1,084,437     1.7         84.1         28,458       2.1          78     16.51        31.19
Orange County
  Central Orange              2         657,512     1.0         97.6         11,467       0.9          76     10.40        17.88
  Irvine/Airport              2         586,544     0.9         95.7         11,851       0.9          72     11.99        21.11
San Diego
  University Town Center      6         823,418     1.3         95.8         18,637       1.4         107     15.33        23.62
San Francisco
  Downtown                    5       2,914,093     4.5         94.0         70,164       5.2         209     13.86        25.63

                                       14


                                                   PERCENTAGE                                               ANNUALIZED
                                                    OF TOTAL                                                  NET
                                                     OFFICE                            PERCENTAGE           EFFECTIVE   ANNUALIZED
                                                    PORTFOLIO                              OF               RENT PER     RENT PER
                        NUMBER          RENTABLE    RENTABLE               ANNUALIZED   PORTFOLIO  NUMBER   OCCUPIED     OCCUPIED
OFFICE PROPERTIES       OF               SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF      SQUARE       SQUARE
(MARKET, SUBMARKET)     PROPERTIES        FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)       FOOT(1)
-------------------     ----------      --------   ----------  ----------  ----------  ----------  ------  -----------  ----------
San Jose
  Mountain View             12           726,508      1.1        100.0       13,509       1.0         12      15.52       18.59
  Santa Clara                7           400,058      0.6         84.6        4,200       0.3         15       7.15       12.40
  Sunnyvale                  3           175,000      0.3        100.0        3,219       0.2          3      16.24       18.40
                           ---         ---------     ----                  --------      ----        ---
     PACIFIC REGION
    TOTAL/WEIGHTED AVERAGE  43         9,703,180     14.9%        92.1%    $210,402      15.7%       673     $13.50      $23.54
WEST REGION
Anchorage
  Midtown                    2           190,599      0.3%       100.0%    $  3,505       0.3%        39      $9.73      $18.39
Phoenix
  Central Corridor           2           605,295      0.9         98.8        7,431       0.6         13      11.60       12.43
Minneapolis
  Downtown                   1           589,432      0.9         97.1       15,065       1.1         29       9.92       26.32
Denver
  Southeast                  3           671,659      1.0         92.5       11,231       0.8         53       9.46       18.09
St. Louis
  Mid County                 1           339,163      0.5        100.0        7,559       0.6         33      12.63       22.29
Albuquerque
  Downtown                   1           230,022      0.4         93.6        3,324       0.2         32       7.20       15.44
Oklahoma City
  Northwest                  3           261,324      0.4         87.0        2,059       0.2        104       3.94        9.06
Portland
  Downtown                   1           368,018      0.6         95.7        6,028       0.4         48       9.79       17.12
Dallas
  LBJ/Quorum Plaza           3         1,133,436      1.7         95.5       18,746       1.4        120       9.12       17.32
  Central                    1           283,707      0.4         87.1        4,159       0.3         41       7.95       16.82
  North Central Expressway   1           379,556      0.6         91.0        4,895       0.4         70       6.21       14.17
  Preston Center             4           721,351      1.1         91.5       13,062       1.0        142      11.89       19.79
Ft. Worth
  W/SW Fort Worth            2           239,095      0.4         94.3        2,705       0.2         63       5.72       11.99
Seattle
  Bellevue                   2           755,570      1.2         95.9       15,041       1.1         99      12.54       20.76
  Central Business District  5         2,025,868      3.1         97.9       39,565       2.9        183      12.61       19.95
                            --         ---------     -----                  --------     -----     -----
     WEST REGION
    TOTAL/WEIGHTED AVERAGE  32         8,794,095     13.5%        95.3%    $154,376      11.5%     1,069     $10.41      $18.41


                                                   PERCENTAGE                                               ANNUALIZED
                                                    OF TOTAL                                                    NET
                                                    OFFICE                              PERCENTAGE           EFFECTIVE   ANNUALIZED
                                                   PORTFOLIO                               OF                RENT PER     RENT PER
                          NUMBER       RENTABLE    RENTABLE                 ANNUALIZED  PORTFOLIO   NUMBER   OCCUPIED     OCCUPIED
OFFICE PROPERTIES           OF          SQUARE      SQUARE      PERCENTAGE    RENT      ANNUALIZED    OF      SQUARE       SQUARE
(MARKET, SUBMARKET)     PROPERTIES       FEET        FEET        OCCUPIED   ($000S)(1)     RENT     LEASES    FOOT(2)      FOOT(1)
-------------------     ----------    ----------  ----------  ----------    ----------  ----------  ------  ----------   ----------
SOUTHEAST REGION
Ft. Lauderdale
  Downtown                   1           225,500     0.3         99.0%      $  6,078       0.5         21     $17.50      $27.22
Orlando
  Central Business District  1           640,385     1.0         94.4         15,120       1.1         46      14.06       25.00
Palm Beach County, FL
  West Palm Beach            1           215,104     0.3         90.2          3,811       0.3         36       9.36       19.64
Sarasota
  Downtown                   1           247,891     0.4         90.5          4,145       0.3         35       9.93       18.48
Tampa
  Westshore/Airport          2           470,331     0.7         98.1          8,311       0.6         57      10.19       18.01
Atlanta
  Central Perimeter         39         4,268,457     6.5         96.8         74,280       5.5        385      10.74       17.97
  Midtown                    1           770,840     1.2         97.1         16,803       1.3         24      14.66       22.46
  Northwest                  2           641,263     1.0         95.1         12,551       0.9         42      13.12       20.57
Charlotte
  Uptown                     1           581,666     0.9        100.0          6,897       0.5          9       6.50       11.86
Raleigh/Durham
  South Durham               1           181,221     0.3         93.4          3,142       0.2         36      10.66       18.56
Nashville
  Downtown                   1           421,513     0.6         97.9          5,637       0.4         21       6.43       13.66
                           ---         ---------    ----                    --------      ----        ---
    SOUTHEAST REGION
    TOTAL/WEIGHTED AVERAGE  51         8,664,171    13.3%        96.5%      $156,776      11.7%       712     $11.11      $18.75


                                                      PERCENTAGE                                              ANNUALIZED
                                                      OF TOTAL                                                   NET
                                                       OFFICE                            PERCENTAGE           EFFECTIVE  ANNUALIZED
                                                      PORTFOLIO                              OF               RENT PER    RENT PER
                               NUMBER     RENTABLE    RENTABLE               ANNUALIZED   PORTFOLIO  NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES               OF         SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE       SQUARE
(MARKET, SUBMARKET)          PROPERTIES     FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)      FOOT(1)
---------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ------  ----------  ----------
SOUTHWEST REGION
New Orleans
  Central Business District      2       1,164,871     1.8%         85.8%    $   16,081     1.2%        59     $ 8.38      $16.08
  Metairie/E. Jefferson          3       1,192,828     1.8          94.8         17,359     1.3        188       9.07       15.36
Austin
  Central Business District      3       1,423,948     2.2          93.8         26,064     1.9        122       9.39       19.52
Houston
  Galleria/West Loop             1         959,466     1.5          93.6         14,803     1.1        125       8.63       16.49
  North/North Belt               2         402,709     0.6          97.2          5,444     0.4         26       6.85       13.91
  North Loop/Northwest           3         797,971     1.2          88.8         10,702     0.8         53       7.41       15.10
  West                           1         574,216     0.9          97.6         10,287     0.8         24      11.13       18.36
San Antonio
  Airport                        1         194,398     0.3          88.7          2,511     0.2         18       6.59       14.57
  Northwest                      2         409,885     0.6          89.9          5,166     0.4         60       6.48       14.01
                               ---      ----------  ------                   ----------   -----      -----
    SOUTHWEST REGION
    TOTAL/WEIGHTED AVERAGE      18       7,120,292    10.9%         92.2%    $  108,416     8.1%       675     $ 8.60      $16.51
                               ---      ----------  ------                   ----------   -----      -----
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE                       258      65,291,790   100.0%         94.0%    $1,343,568   100.0%     5,676     $11.99      $21.90
                               ===      ==========  ======                   ==========   =====      =====


(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997, for the 12 months ending December 31, 1998, are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997, as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expenses for Properties owned as of January 1, 1997, and based on the Company's estimate of annual operating expenses for Properties acquired subsequent to January 1, 1997.

     The following table sets forth certain information relating to each Office Property as of December 31, 1997.


                                                       PERCENTAGE                                             ANNUALIZED
                                                        OF TOTAL                                                  NET
                                                         OFFICE                            PERCENTAGE          EFFECTIVE  ANNUALIZED
                                                        PORTFOLIO                               OF             RENT PER   RENT PER
                         NUMBER               RENTABLE  RENTABLE               ANNUALIZED  PORTFOLIO   NUMBER  OCCUPIED   OCCUPIED
                           OF     YEAR/BUILT   SQUARE    SQUARE   PERCENTAGE     RENT     ANNUALIZED    OF      SQUARE     SQUARE
PROPERTY               PROPERTIES RENOVATED     FEET      FEET     OCCUPIED   ($000S)(1)     RENT     LEASES    FOOT(2)    FOOT(1)
--------               ---------- ----------  --------  --------  ----------  ----------  ----------  ------  ----------  ----------
NORTHEAST REGION
Stamford, CT
  Shelton
     Shelton Point          1      1985/93     159,848      0.2%       96.2%    $ 2,297        0.2%     12      $ 8.90      $14.93
  Stamford
     One Stamford Plaza     1      1986/94     212,244      0.3       100.0       5,450        0.4      12       14.99       25.68
     Two Stamford Plaza     1      1986/94     253,020      0.4        97.4       6,787        0.5      20       16.44       27.53
     Three Stamford Plaza   1      1980/94     241,575      0.4        97.3       5,063        0.4      16       11.64       21.53
     Four Stamford Plaza    1      1979/94     260,581      0.4        95.9       5,031        0.4       9       11.01       20.14
     177 Broad Street       1       1989       187,573      0.3        95.5       4,343        0.3      16       14.00       24.24
     300 Atlantic Street    1      1987/96     272,458      0.4       100.0       7,287        0.5      26       15.49       26.75
     Canterbury Green (3)   1       1987       224,405      0.3       100.0       6,899        0.5      19       20.82       30.74
Washington, D.C.
  Central Business District
     1111 19th Street       1      1979/93     252,014      0.4        98.8       7,248        0.5      30       17.99       29.11
     1620 L Street          1       1989       156,272      0.2        98.0       4,360        0.3      16       18.26       28.46
     One Lafayette Centre   1      1980/93     314,634      0.5        99.1       9,788        0.7      20       19.21       31.39
  East End
     1333 H Street          1       1982       247,014      0.4        90.8       6,491        0.5      19       16.71       28.92
  Alexandria/Old Town
     1600 Duke Street       1       1985        68,770      0.1       100.0       1,619        0.1      10       15.14       23.54
  Crystal City
     Polk and Taylor
      Buildings (4)(5)      2       1970       896,003      1.4       100.0      24,728        1.8       6       20.25       27.60
  Fairfax Center
     Centerpointe I & II    2      1988-90     407,723      0.6        99.8       7,124        0.5      15        9.74       17.50
     Fair Oaks Plaza        1       1986       177,917      0.3        92.7       2,623        0.2      33        8.97       15.91
  Herndon/Dulles
     Northridge I           1       1988       124,319      0.2       100.0       3,312        0.2       1       19.94       26.64



                                                            PERCENTAGE                                       ANNUALIZED
                                                            OF TOTAL                                             NET
                                                            OFFICE                         PERCENTAGE         EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF              RENT PER    RENT PER
                              NUMBER             RENTABLE   RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED    OCCUPIED
                               OF      YEAR/BUILT SQUARE    SQUARE    PERCENTAGE   RENT     ANNUALIZED  OF      SQUARE      SQUARE
PROPERTY                    PROPERTIES RENOVATED   FEET      FEET      OCCUPIED   ($000S)(1)  RENT     LEASES   FOOT(2)     FOOT(1)
--------                    ---------- ---------- --------- --------- ---------- ---------- ---------- ------ ----------  ----------
  Reston
     Reston Town Center            3     1990      726,045     1.1      100.0      19,882      1.5       82       17.57       27.38
  Rosslyn/Ballston
     1300 North 17th Street        1     1980      379,199     0.6       99.7       9,600      0.7       25       16.83       25.38
     1616 N. Fort Myer Drive       1     1974      293,058     0.4      100.0       7,099      0.5       14       14.84       24.22
  Tyson's Corner
     E. J. Randolph                1     1983      165,116     0.3       98.9       3,570      0.3       15       13.92       21.86
     John Marshall I               1     1981      255,558     0.4      100.0       5,153      0.4        2       13.30       20.16
Boston
  Downtown - Financial District
     150 Federal Street            1     1988      529,730     0.8      100.0      18,158      1.4       22       21.48       34.28
     175 Federal Street            1     1977      207,366     0.3       92.2       4,693      0.3       31       12.96       24.54
     2 Oliver Street-147 Milk
      Street                       1     1988      270,302     0.4       92.8       4,637      0.3       48       11.94       18.48
     225 Franklin Street           1    1966/96    938,632     1.4       99.4      34,222      2.5       20       21.12       36.68
     28 State Street (6)           1    1968/97    570,040     0.9       57.8      11,067      0.8       12       23.68       33.60
     75-101 Federal Street (4)(7)  2     1988      810,963     1.2       93.9      25,405      1.9       67       19.45       33.35
     One Post Office Square (4)(8) 1     1981      765,780     1.2       98.7      22,599      1.7       67       17.51       29.90
     Rowes Wharf (4)(8)            3     1987      344,698     0.5       96.5      11,445      0.9       42       15.36       34.40
     Russia Wharf                  1    1978-82    312,563     0.5       99.9       5,033      0.4       46        7.67       16.12
     South Station (3)             1     1988      146,149     0.2      100.0       5,427      0.4       28       15.73       37.14
  Downtown - Government Center
     Center Plaza                  1     1969      637,002     1.0       93.7      15,089      1.1       82       12.13       25.29
  East Cambridge
     One Canal Park                1     1987       97,912     0.1       98.6       2,317      0.2        4       11.47       24.01
     Riverview I & II              2    1985-86    263,892     0.4      100.0       7,257      0.5        4       15.60       27.50
     Ten Canal Park                1     1987      110,843     0.2      100.0       2,179      0.2        1       11.13       19.66
  Northwest
     Crosby Corporate Center       6     1996      337,292     0.5       97.8       4,683      0.3        6       10.38       14.19
     New England Executive Park    9    1970/85    807,521     1.2       92.2      15,990      1.2       90       11.16       21.47
  South
     Westwood Business Center      1     1985      165,851     0.3       95.7       3,269      0.2       17        9.96       20.60



                                                          PERCENTAGE                                           ANNUALIZED
                                                          OF TOTAL                                                NET
                                                           OFFICE                             PERCENTAGE       EFFECTIVE  ANNUALIZED
                                                          PORTFOLIO                              OF             RENT PER   RENT PER
                         NUMBER                 RENTABLE   RENTABLE             ANNUALIZED PORTFOLIO   NUMBER   OCCUPIED   OCCUPIED
                           OF      YEAR/BUILT   SQUARE     SQUARE    PERCENTAGE    RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                PROPERTIES  RENOVATED    FEET       FEET      OCCUPIED  ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                ----------  ---------- ---------- ---------- ---------- ----------  ----------  ------  ---------- ---------
  West
     Wellesley Office Park     8     1963-84    638,229      1.0       98.4       16,022       1.2        86      16.45       25.51
New York City
  Midtown
     850 Third Avenue          1     1960/96    562,567      0.9      100.0       16,687       1.2        28      16.50       29.66
Philadelphia
  Conshohocken
     Four Falls Corporate
      Center (4)               1      1988      254,355      0.4       99.8        6,229       0.5        43      16.45       24.55
  Center City
     1601 Market Street        1      1970      681,289      1.0       95.0       13,454       1.0        68      11.98       20.79
     1700 Market Street        1      1969      825,547      1.3       85.6       14,355       1.1        46      10.45       20.31
  King of Prussia/Valley Forge
     Oak Hill Plaza (4)        1      1982      164,360      0.3      100.0        2,959       0.2         4      10.51       18.00
     Walnut Hill Plaza (4)     1      1985      149,716      0.2       97.5        2,863       0.2        21      13.13       19.61
  Main Line
     One Devon Square (4)      1      1984       73,267      0.1      100.0        1,494       0.1        10      14.93       20.40
     Two Devon Square (4)      1      1985       63,226      0.1       91.8          904       0.1         5      10.10       15.57
     Three Devon Square (4)    1                  6,000      0.0      100.0          218       0.0         1      30.90       36.37
  Plymouth Meeting/Blue Bell
     One Valley Square (4)     1      1982       70,289      0.1      100.0        1,125       0.1         7      10.08       16.00
     Two Valley Square (4)     1      1990       70,622      0.1      100.0        1,314       0.1         6      11.60       18.60
     Three Valley Square (4)   1      1984       84,605      0.1       98.3        1,577       0.1         6      12.62       18.96
     Four and Five Valley
      Square (4)               2      1988       68,321      0.1      100.0        1,331       0.1         5      12.93       19.48
Norfolk
  Norfolk
     Dominion Tower (4)        1      1987      403,276      0.6       96.2        6,367       0.5        54       8.89       16.42
                             ---             ----------     ----                --------      ----     -----
     NORTHEAST REGION
     TOTAL/WEIGHTED AVERAGE   83             17,707,551     27.1%      95.8%    $436,121      32.5%    1,395     $14.65      $25.72



                                                             PERCENTAGE                                      ANNUALIZED
                                                              OF TOTAL                                           NET
                                                               OFFICE                        PERCENTAGE       EFFECTIVE   ANNUALIZED
                                                             PORTFOLIO                          OF            RENT PER    RENT PER
                             NUMBER               RENTABLE   RENTABLE             ANNUALIZED PORTFOLIO  NUMBER OCCUPIED    OCCUPIED
                               OF      YEAR/BUILT  SQUARE     SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE      SQUARE
PROPERTY                    PROPERTIES RENOVATED    FEET        FEET    OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)     FOOT(1)
--------                    ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ---------- ----------
CENTRAL REGION
Chicago
  Downtown-Central Loop
     161 N. Clark                 1      1992     1,010,520      1.5%     80.1%   $ 19,240        1.4%     56    $10.68      $23.78
     200 West Adams               1     1985/96     677,222      1.0      89.6      12,560        0.9      59      9.19       20.70
     30 N. LaSalle Street (3)     1     1974/90     925,950      1.4      95.2      19,197        1.4     113      8.04       21.78
     One North Franklin           1      1991       617,592      0.9      99.3      14,007        1.0      55      9.49       22.83
Downtown-West Loop
     10 & 30 S Wacker             2     1983-87   2,003,288      3.1      95.8      60,880        4.5     125     16.41       31.74
     101 N. Wacker                1    1980/1990    575,294      0.9      89.4       9,896        0.7      37      6.54       19.24
     Civic Opera House            1    1929/1996    826,472      1.3      82.6      11,903        0.9     204      6.96       17.43
  O'Hare
     Presidents Plaza             4     1980-82     794,396      1.2      93.2      16,140        1.2      58      9.77       21.81
     1700 Higgins                 1      1986       133,876      0.2     100.0       2,224        0.2      16      8.65       16.61
  East-West Corridor
     AT&T Plaza                   1      1984       224,847      0.3      98.0       4,922        0.4      25     14.79       22.34
     Oakbrook Terrace Tower       1      1988       772,928      1.2      87.9      17,561        1.3      56     17.10       25.85
     Westbrook Corporate Center   5     1985/96   1,106,608      1.7      89.3      26,130        1.9      95     17.94       26.45
  Lake County
     Tri-State International      5      1986       546,263      0.8      84.6       9,656        0.7      40     13.25       20.90
Indianapolis
  Downtown
     Bank One Center/Tower        2      1990     1,057,877      1.6      93.3      18,650        1.4      83     10.47       18.89
Cleveland
  Downtown
     BP Tower                     1      1985     1,242,144      1.9      94.0      18,767        1.4      37      7.79       16.07
Columbus
  Downtown
     One Columbus Building        1      1987       407,472      0.6      92.6       8,911        0.7      30     16.32       23.60
  Suburban
     Community Corporate Center   1      1987       250,169      0.4      99.1       4,900        0.4      43     12.55       19.77
     One Crosswoods Center        1      1984       129,583      0.2      96.4       1,935        0.1      20      8.61       15.50
                                ---              ----------    -----              --------      -----   -----
     CENTRAL REGION
     TOTAL/WEIGHTED AVERAGE      31              13,302,501     20.3%     91.4%   $277,477       20.5%  1,152    $10.80      $22.83

                                       21

                                                            PERCENTAGE                                        ANNUALIZED
                                                             OF TOTAL                                            NET
                                                             OFFICE                         PERCENTAGE        EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF             RENT PER     RENT PER
                             NUMBER               RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER OCCUPIED     OCCUPIED
                               OF      YEAR/BUILT  SQUARE    SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE       SQUARE
PROPERTY                    PROPERTIES RENOVATED    FEET      FEET     OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)      FOOT(1)
--------                    ---------- ---------- -------- ---------- ---------- ---------- ---------- ------ ----------  ----------
PACIFIC REGION
Los Angeles
  Downtown
     550 S. Hope                   1     1991      566,434    0.9%      86.8%     $12,064      0.9%      39      $13.97      $24.55
     Two California Plaza (3)      1     1992    1,329,809     2.0       87.4      25,984       1.9      30       13.21       22.34
  Pasadena
     Pasadena Towers               2   1990-91     439,367     0.7       90.9      10,849       0.8      32       17.54       27.18
  Westwood
     10880 Wilshire Boulevard (3)  1   1970/92     534,007     0.8      85.1%      12,772       1.0      44       16.86       28.12
     10960 Wilshire Boulevard      1   1971/92     550,430     0.8      83.3%      15,686       1.2      34       22.36       34.23
Orange County
  Central Orange
     500 Orange Tower (9)          1     1988      290,765     0.4       94.5       5,138       0.4      50       11.79       18.70
     1100 Executive Tower          1     1987      366,747     0.6      100.0       6,330       0.5      26        9.81       17.26
  Irvine/Airport
     1920 Main Plaza               1     1988      305,662     0.5       97.1       6,060       0.5      40       11.52       20.43
     2010 Main Plaza               1     1988      280,882     0.4       94.3       5,791       0.4      32       13.66       21.87
San Diego
  University Town Center
     The Plaza at La Jolla
      Village (4)                  5   1987-90     635,419     1.0       99.9      15,233       1.1      90       16.59       24.00
     Smith Barney Tower            1     1987      187,999     0.3       82.2       3,404       0.3      17       13.54       22.02
San Francisco
  Downtown
     201 Mission Street            1     1981      483,289     0.7       99.6       9,654       0.7      18        9.44       20.05
     580 California                1     1984      313,012     0.5      100.0       8,242       0.6      29       16.03       26.33
     60 Spear Street Building      1   1967/87     133,782     0.2      100.0       3,265       0.2       9       13.07       24.41
     One Maritime Plaza            1   1967/90     523,929     0.8       84.0      12,718       0.9      39       18.29       28.91
     One Market                    1   1976/95   1,460,081     2.2       93.8      36,285       2.7     114       15.35       26.49
San Jose
  Mountain View
     Shoreline Technology Park    12   1985/91     726,508     1.1      100.0      13,509       1.0      12       15.52       18.59

                                                              PERCENTAGE                                        ANNUALIZED
                                                               OF TOTAL                                            NET
                                                               OFFICE                          PERCENTAGE       EFFECTIVE ANNUALIZED
                                                              PORTFOLIO                           OF             RENT PER  RENT PER
                               NUMBER              RENTABLE   RENTABLE              ANNUALIZED PORTFOLIO  NUMBER OCCUPIED  OCCUPIED
                                 OF     YEAR/BUILT  SQUARE     SQUARE    PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE    SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET       FEET      OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)   FOOT(1)
--------                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------ ---------- --------
  Santa Clara
     Lake Marriott Business Park.   7     1981       400,058      0.6        84.6     4,200        0.3      15        8.44    12.40
  Sunnyvale
     Sunnyvale Business Center      3     1990       175,000      0.3       100.0     3,219        0.2       3       16.24    18.40
                                  ---              ---------     ----              --------      -----     ---
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE        43              9,703,180     14.9%       92.1% $210,402      15.7%     673      $13.50   $23.54
WEST REGION
Anchorage
  Midtown
     Calais Office Center (3)       2     1975       190,599      0.3%      100.0% $  3,505       0.3%      39      $ 9.73   $18.39
Phoenix
  Central Corridor
     49 East Thomas Road (10)       1    1974/93      18,892      0.0        60.8        93        0.0      12        0.91     8.08
     One Phoenix Plaza (11)         1     1989       586,403      0.9       100.0     7,338        0.5       1       11.95    12.51
Minneapolis

  Downtown
     LaSalle Plaza                  1     1991       589,432      0.9        97.1    15,065        1.1      29       10.21    26.32
Denver
  Southeast
     Denver Corporate
      Center II & III               2   1981/93-97   358,357      0.5       100.0     6,331        0.5      15       10.12    17.67
     The Quadrant                   1     1985       313,302      0.5        83.8     4,900        0.4      38       10.40    18.66
St. Louis
  Mid County
     Interco Corporate Tower        1     1986       339,163      0.5       100.0     7,559        0.6      33       12.63    22.29
Albuquerque
  Downtown
     500 Marquette Building         1     1985       230,022      0.4        93.6     3,324        0.2      32        7.70    15.44
Oklahoma City
  Northwest
     Atrium Towers                  2    1980/95     155,865      0.2        94.2     1,321        0.1      43        4.91     9.00
     5100 Brookline (4)             1     1974       105,459      0.2        76.4       738        0.1      61        3.82     9.15

                                      23


                                                           PERCENTAGE                                         ANNUALIZED
                                                            OF TOTAL                                             NET
                                                             OFFICE                        PERCENTAGE         EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF              RENT PER    RENT PER
                            NUMBER                RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED    OCCUPIED
                            OF         YEAR/BUILT  SQUARE    SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE      SQUARE
PROPERTY                    PROPERTIES RENOVATED    FEET      FEET     OCCUPIED  ($000S)(1)   RENT     LEASES  FOOT(2)     FOOT(1)
---------                   ---------- ---------- -------- ---------- ---------- ---------- ---------- ------ ----------  ----------
Portland
  Downtown
     1001 Fifth Avenue           1       1980      368,018     0.6        95.7       6,028      0.4      48       10.24       17.12
Dallas
  LBJ/Quorum Plaza
     Four Forest (4)             1       1985      394,324     0.6        96.1       5,906      0.4      57        8.67       15.59
     Lakeside Square             1       1987      392,537     0.6        99.1       7,879      0.6      24       11.66       20.26
     North Central Plaza Three   1     1986/94     346,575     0.5        90.7       4,962      0.4      39        8.03       15.79
  Central
     8080 NCX                    1     1984/95     283,707     0.4        87.1       4,159      0.3      41        9.12       16.82
  North Central Expressway
     9400 NCX                    1     1981/95     379,556     0.6        91.0       4,895      0.4      70        6.82       14.17
  Preston Center
     Preston Commons             3       1986      418,604     0.6        91.8       8,046      0.6      68       15.28       20.95
     Sterling Plaza              1     1984/94     302,747     0.5        91.1       5,016      0.4      74        9.82       18.18
Ft. Worth
  W/SW Fort Worth
     Summitt Office Park         2     1974/93     239,095     0.4        94.3       2,705      0.2      63        6.06       11.99
Seattle
  Bellevue
     One Bellevue Center (3)     1       1983      344,715     0.5        91.7       6,407      0.5      38       12.59       20.26
     Rainer Plaza (3)            1       1986      410,855     0.6        99.4       8,634      0.6      61       13.46       21.15
  Central Business District
     1111 Third Avenue           1       1980      528,282     0.8        96.7       8,991      0.7      57       11.05       17.60
     First Interstate            1       1983      915,883     1.4        97.9      18,995      1.4      74       14.09       21.19
     Second and Seneca           2     1991/1996   480,272     0.7        99.5       9,522      0.7      31       12.51       19.92
     Nordstrom Medical Tower     1       1986      101,431     0.2        96.1       2,057      0.2      21       13.19       21.09
                               ---               ---------   -----                 -------     ----    ----
     WEST REGION
     TOTAL/WEIGHTED AVERAGE     32               8,794,095    13.5%       95.3%    $154,376    11.5%   1,069     $10.41      $18.41

                                                            PERCENTAGE                                          ANNUALIZED
                                                             OF TOTAL                                              NET
                                                              OFFICE                         PERCENTAGE         EFFECTIVE ANNUALIZED
                                                             PORTFOLIO                           OF             RENT PER   RENT PER
                             NUMBER                RENTABLE  RENTABLE              ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED  OCCUPIED
                             OF         YEAR/BUILT  SQUARE    SQUARE    PERCENTAGE   RENT     ANNUALIZED  OF      SQUARE    SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET      FEET      OCCUPIED  ($000S)(1)   RENT     LEASES   FOOT(2)   FOOT(1)
--------                     ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ---------- ---------
SOUTHEAST REGION
Ft. Lauderdale
  Downtown
     First Union Center            1      1991       225,500    0.3%       99.0%    $ 6,078      0.5%     21      $17.67      $27.22
Orlando
  Central Business District
     SunTrust Center               1      1988       640,385    1.0        94.4      15,120      1.1      46       14.89       25.00
Palm Beach County, FL
  West Palm Beach
     One Clearlake Centre          1      1987       215,104    0.3        90.2       3,811      0.3      36       10.37       19.64
Sarasota
  Downtown
     Sarasota City Center          1      1989       247,891    0.4        90.5       4,145      0.3      35       10.97       18.48
Tampa
  Westshore/Airport
     Tampa Commons                 1      1985       254,808    0.4        99.2       4,779      0.4      21       11.42       18.90
     Westshore Center              1      1984       215,523    0.3        96.8       3,532      0.3      36        9.13       16.93
Atlanta
  Central Perimeter
     125 Perimeter Center West     1      1972       223,059    0.3       100.0         997      0.1       1       (2.26)       4.47
     20-26 Perimeter Center East   4      1973        69,664    0.1        98.4       1,052      0.1      23        8.62       15.35
     219-223 Perimeter Center
      Parkway                      2    1978/97      255,657    0.4       100.0       4,790      0.4       7       12.00       18.73
     245 Perimeter Center Parkway  1      1981       229,131    0.4       100.0       4,116      0.3       1       11.23       17.96
     28-32 Perimeter Center East   3      1974       105,287    0.2        99.0       1,585      0.1      16        8.47       15.20
     301-303 Perimeter Center
      North                        2    1982/98      317,116    0.5       100.0       6,388      0.5       5       13.42       20.15
     41-47 Perimeter Center East   2      1974       172,374    0.3        98.3       2,854      0.2      34       10.12       16.85
     50-66 Perimeter Center East   5    1971/98      738,803    1.1        99.1      12,968      1.0      20       10.97       17.70
     70-76 Perimeter Center East   4      1972        60,351    0.1        97.5         969      0.1      15        9.73       16.46
     8-16 Perimeter Center East    5      1970        65,435    0.1        93.9         932      0.1      18        8.43       15.16

                                                             PERCENTAGE                                         ANNUALIZED
                                                              OF TOTAL                                             NET
                                                               OFFICE                         PERCENTAGE        EFFECTIVE ANNUALIZED
                                                              PORTFOLIO                          OF              RENT PER  RENT PER
                               NUMBER              RENTABLE   RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED  OCCUPIED
                                OF      YEAR/BUILT  SQUARE     SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE     SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET       FEET     OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)    FOOT(1)
--------                     ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ---------- ---------
     Central Park                  2       1986       612,733     0.9       97.5      12,042       0.9      75     12.97      20.16
     Lakeside Office Park          5      1972/97     390,238     0.6       94.0       5,437       0.4      38      7.20      14.82
     Park Place Shopping Center    1       1979        61,830     0.1       98.9       1,264       0.1      18     13.95      20.68
     Perimeter--North/South
      Terraces                     2      1984/98     966,779     1.5       91.9      18,887       1.4     114     14.53      21.26
  Midtown
     Promenade II                  1       1990       770,840     1.2       97.1      16,803       1.3      24     15.11      22.46
  Northwest
     Paces West                    2       1988       641,263     1.0       95.1      12,551       0.9      42     13.79      20.57
Charlotte
  Uptown
     Wachovia Center               1      1972/94     581,666     0.9      100.0       6,897       0.5       9      6.50      11.86
Raleigh/Durham
  South Durham
     University Tower              1      1987/92     181,221     0.3       93.4       3,142       0.2      36     11.41      18.56
Nashville
  Downtown
     Nations Bank Plaza            1      1977/95     421,513     0.6       97.9       5,637       0.4      21      6.57      13.66
                                ----                ---------    ----               --------      ----     ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE       51                8,664,171    13.3%      96.5%   $156,776      11.7%    712    $11.11      18.75
SOUTHWEST REGION
New Orleans
  Central Business District
     LL&E Tower                    1       1987       545,157     0.8%      84.4%   $  7,199       0.5%     33    $ 9.14     $15.64
     Texaco Center                 1       1984       619,714     0.9       87.1       8,882       0.7      26     10.30      16.46
  Metairie/E. Jefferson
     One Lakeway Center            1      1981/96     289,112     0.4       90.8       3,972       0.3      49      8.75      15.13
     Two Lakeway Center            1      1984/96     440,826     0.7       94.4       6,309       0.5      85      9.67      15.16
     Three Lakeway Center          1      1987/96     462,890     0.7       97.6       7,079       0.5      54      9.96      15.68

                                       26


                                                            PERCENTAGE                                        ANNUALIZED
                                                             OF TOTAL                                            NET
                                                             OFFICE                         PERCENTAGE        EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF              RENT PER    RENT PER
                            NUMBER                RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED    OCCUPIED
                             OF       YEAR/BUILT  SQUARE     SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE      SQUARE
PROPERTY                   PROPERTIES RENOVATED    FEET       FEET     OCCUPIED  ($000S)(1)   RENT     LEASES  FOOT(2)     FOOT(1)
--------                   ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ----------  ----------
Austin
  Central Business District
     Franklin Plaza                1    1987      517,849      0.8        91.5       9,698     0.7       39       11.45       20.47
     One American Center (3)       1    1984      505,770      0.8        92.8       8,969     0.7       36        9.51       19.11
     San Jacinto Center            1    1987      400,329      0.6        98.0       7,398     0.6       47        8.89       18.85
Houston
  Galleria/West Loop
     San Felipe Plaza (4)          1    1984      959,466      1.5        93.6      14,803     1.1      125        9.22       16.49
  North/North Belt
     Intercontinental Center       1   1983/91    194,801      0.3        99.4       2,710     0.2       12        6.81       13.99
     Northborough Tower (4)        1   1983/90    207,908      0.3        95.1       2,734     0.2       14        7.28       13.83
  North Loop/Northwest
     Brookhollow Central           3   1972-1981  797,971      1.2        88.8      10,702     0.8       53        8.34       15.10
  West
     Destec Tower                  1    1982      574,216      0.9        97.6      10,287     0.8       24       11.41       18.36
San Antonio
  Airport
     Union Square                  1    1986      194,398      0.3        88.7       2,511     0.2       18        7.44       14.57
  Northwest
     Colonade I                    1    1983      168,637      0.3        92.4       2,361     0.2       26        7.80       15.15
     Northwest Center              1   1984/94    241,248      0.4        88.2       2,805     0.2       34        6.76       13.18
                                 ---           -----------    ----              ----------    ----    -----
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE       18            7,120,292     10.9        92.2% $  108,416     8.1%     675      $ 8.60      $16.51
                                 ---           ----------     ----              ----------    -----   -----
PORTFOLIO TOTAL/WEIGHTED AVERAGE 258           65,291,790     100.0%      94.0% $1,343,568    100.0%  5,676      $11.99      $21.90
                                 ===           ==========     =====             ==========    =====   =====

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997, for the 12 months ending December 31, 1998, are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997, as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expenses for Properties owned as of January 1, 1997, and based on the Company's estimate of annual operating expenses for Properties acquired subsequent to January 1, 1997.

(3)  This Office Property is held subject to a ground lease.

(4) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza, an affiliated party.

(5) The Company owns a 10% interest in this Office Property. The Company's joint venture partner has advised the Company of its exercise of its buy-sell right under the joint venture documents. Accordingly, the Company may either sell its interest in the Office Property or acquire the joint venture partner's interest in the Office Property, in either case based on an assumed value for the Property of $175.5 million.

(6) This Office Property recently underwent major redevelopment and tenants commenced occupancy in May 1997.

(7) This Office Property is held in a private real estate investment trust in which the Company and the Trust own 51.6% of the outstanding shares.

(8) As of the date of this Form 10-K, the Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf with respect to the Company's control over property management of such Office Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties which occurred as a result of the Beacon Merger. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of the Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

(9) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

(10) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(11) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts for reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

PARKING FACILITIES

     Information concerning the Parking Facilities as of December 31, 1997 is set forth below.


                                                                               NUMBER
                              APPROXIMATE                    MANAGEMENT          OF
                               NUMBER OF                      COMPANY          PARKING
PROPERTY NAME                   SPACES         CITY          OR LESSEE(1)     FACILITIES
-------------                 -----------      ----         --------------    ----------
Boston Harbor Garage                1,380     Boston        Standard Parking           1
1602-34 Chancellor Garage             416     Philadelphia  Central Parking            1
15th & Sansom St. Garage              313     Philadelphia  Central Parking            1
Juniper/Locust St. Garage             541     Philadelphia  Central Parking            1
1111 Sansom St. Garage                250     Philadelphia  Central Parking            1
1616 Sansom St. Garage                240     Philadelphia  Central Parking            1
Adams Wabash Garage                   670     Chicago       Standard Parking           1
Stanwix Parking Garage                712     Pittsburgh    Standard Parking           1
Milwaukee Center(2)                   876     Milwaukee     Standard Parking           1
Capitol Commons Garage(2)(3)          950     Indianapolis  Central Parking            1
601 Tchoupitoulas Garage              759     New Orleans   Central Parking            1
North Loop Transportation
 Center(3)                          1,172     Chicago       Standard Parking           1
Theater District Garage(3)          1,006     Chicago       Standard Parking           1
Civic Parking(4)                    7,464     St. Louis     Central Parking            4
                                 --------                                          -----
Total                              16,749                                             17
                                 ========                                          =====


(1) With the exception of Capitol Commons Garage, all of the named Parking Facilities are operated by the designated third-party Service Company under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses. In the case of the Capitol Commons Garage, the operating agreement provides for the Company's receipt of a percentage of net receipts and, therefore, results in an insignificant amount of nonqualifying gross income for REIT qualification purposes relative to the total gross income of the Company.

(2)  This Parking Facility is held subject to a ground lease.

(3) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(4) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

     As of December 31, 1997, the Office Properties were leased to 5,676 tenants; no single tenant accounted for more than 1.6% of the Company's aggregate annualized rent or 1.3% of aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.6% of annualized rent and 3.1% of occupied square feet).

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997



                                                 1998         1999         2000         2001         2002         2003
                                              -----------  -----------  -----------  -----------  -----------  -----------
NORTHEAST REGION TOTALS  Square Feet(1)         1,468,199    1,403,658    1,797,439    2,535,563    2,849,213    1,104,907
                         % Square Feet(2)             8.3%         7.9%        10.2%        14.3%        16.1%         6.2%
                         Annualized Rent(3)    35,968,046  $35,511,991  $46,612,300  $67,724,851  $75,666,379  $26,782,214
                         Number of Leases             250          196          235          212          195           89
                         Rent Per Square Foot $     24.50  $     25.30  $     25.93  $     26.71  $     26.56   $    24.24

CENTRAL REGION TOTALS    Square Feet(1)           956,638      938,971    1,366,749      893,497    1,092,626    1,246,839
                         % Square Feet(2)             7.2%         7.1%        10.3%         6.7%         8.2%         9.4%
                         Annualized Rent(3)   $22,607,154  $24,445,635  $33,459,470  $19,840,138  $26,200,266  $35,621,560
                         Number of Leases             196          172          174          150          141           75
                         Rent Per Square Foot $     23.63  $     26.03  $     24.48  $     22.21  $     23.98  $     28.57

PACIFIC REGION TOTALS    Square Feet(1)           523,215    1,123,666    1,311,607    1,657,927      852,121      480,685
                         % Square Feet(2)             5.4%        11.6%        13.5%        17.1%         8.8%         5.0%
                         Annualized Rent(3)   $13,343,037  $25,799,415  $27,844,671  $35,819,707  $22,067,131  $12,104,920
                         Number of Leases             121          114          110          111           76           41
                         Rent Per Square Foot $     25.50  $     22.96  $     21.23  $     21.61  $     25.90  $     25.18

WEST REGION TOTALS       Square Feet(1)           950,557      981,408    1,235,372    1,264,733      963,339    1,017,366
                         % Square Feet(2)            10.8%        11.2%        14.0%        14.4%        11.0%        11.6%
                         Annualized Rent(3)   $17,324,712  $16,900,464  $21,845,638  $24,462,927  $17,936,972  $21,095,964
                         Number of Leases             312          202          187          151          108           51
                         Rent Per Square Foot $     18.23  $     17.22  $     17.68  $     19.34  $     18.62  $     20.74

SOUTHEAST REGION TOTALS  Square Feet(1)           731,862    1,406,101    1,229,731    1,417,873      823,210      298,491
                         % Square Feet(2)             8.4%        16.2%        14.2%        16.4%         9.5%         3.4%
                         Annualized Rent(3)   $12,803,930  $23,079,524  $25,386,337  $27,164,526  $15,317,589   $6,615,672
                         Number of Leases             147          149          138          113          103           16
                         Rent Per Square Foot $     17.50  $     16.41  $     20.64  $     19.16  $     18.61   $    22.16

SOUTHWEST REGION TOTALS  Square Feet(1)           824,455      615,933    1,394,002    1,007,272      914,422      425,305
                         % Square Feet(2)            11.6%         8.7%        19.6%        14.1%        12.8%         6.0%
                         Annualized Rent(3)   $12,983,956   $9,630,778  $24,574,823  $16,989,284  $15,971,348   $6,733,658
                         Number of Leases             182          114          129           88           97           32
                         Rent Per Square Foot $     15.75   $    15.64  $     17.63  $     16.87  $     17.47   $    15.83

                                                                                                     2008 AND
                                                   2004         2005         2006         2007        BEYOND        TOTALS
                                                -----------  -----------  -----------  -----------  -----------  ------------

NORTHEAST REGION TOTALS  Square Feet(1)           1,158,431      955,209    1,001,195      940,102    1,745,470    16,959,386
                         % Square Feet(2)               6.5%         5.4%         5.7%         5.3%         9.9%         95.8%
                         Annualized Rent(3)     $27,925,360  $24,869,807  $21,563,734  $22,523,196  $50,972,720  $436,120,599
                         Number of Leases                63           46           48           28           33         1,395
                         Rent Per Square Foot   $     24.11  $     26.04  $     21.54  $     23.96  $     29.20  $      25.72

CENTRAL REGION TOTALS    Square Feet(1)             948,068    1,056,897      667,908      485,950    2,500,874    12,155,017
                         % Square Feet(2)               7.1%         7.9%         5.0%         3.7%        18.8%         91.4%
                         Annualized Rent(3)     $20,967,084  $22,027,009  $13,967,501   $9,654,575  $48,686,853  $277,477,246
                         Number of Leases                81           51           44           32           36         1,152
                         Rent Per Square Foot   $     22.12  $     20.84  $     20.91   $    19.87  $     19.47  $      22.83

PACIFIC REGION TOTALS    Square Feet(1)             344,178      719,364      411,700      794,246      717,531     8,936,240
                         % Square Feet(2)               3.5%         7.4%         4.2%         8.2%         7.4%         92.1%
                         Annualized Rent(3)      $8,787,839  $15,423,632  $13,581,995  $24,500,345  $11,129,561  $210,402,252
                         Number of Leases                21           27           18           15           19           673
                         Rent Per Square Foot    $    25.53  $     21.44  $     32.99  $     30.85  $     15.51  $      23.54

WEST REGION TOTALS       Square Feet(1)             981,178      281,007      309,239      216,330      182,766     8,383,295
                         % Square Feet(2)              11.2%         3.2%         3.5%         2.5%         2.1%         95.3%
                         Annualized Rent(3)     $14,345,575   $5,523,336   $6,441,399   $6,163,374   $2,335,969  $154,376,329
                         Number of Leases                21           12            9            7            9         1,069
                         Rent Per Square Foot   $     14.62   $    19.66   $    20.83   $    28.49   $    12.78  $      18.41

SOUTHEAST REGION TOTALS  Square Feet(1)             347,833      418,831      595,444       23,488    1,070,353     8,363,217
                         % Square Feet(2)               4.0%         4.8%         6.9%         0.3%        12.4%         96.5%
                         Annualized Rent(3)      $5,170,466   $5,837,916  $14,169,239     $543,826  $20,686,841  $156,775,866
                         Number of Leases                17            9            8            3            9           712
                         Rent Per Square Foot    $    14.86   $    13.94  $     23.80     $  23.15  $     19.33  $      18.75

SOUTHWEST REGION TOTALS  Square Feet(1)             520,933       72,924      446,126      171,843      171,729     6,564,944
                         % Square Feet(2)               7.3%         1.0%         6.3%         2.4%         2.4%         92.2%
                         Annualized Rent(3)      $9,226,058   $1,324,953   $7,264,419   $3,017,761     $699,402  $108,416,439
                         Number of Leases                18            4            7            2            2           675
                         Rent Per Square Foot    $    17.71   $    18.17   $    16.28   $    17.56     $   4.07  $      16.51

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997



                                            1998          1999          2000          2001          2002          2003
                                        ------------  ------------  ------------  ------------  ------------  ------------
PORTFOLIO TOTALS  Square Feet(1)           5,454,926     6,469,737     8,334,900     8,776,865     7,494,931     4,573,593
                  % Square Feet(2)               8.4%          9.9%         12.8%         13.4%         11.5%          7.0%
                  Annualized Rent(3)    $115,030,835  $135,367,809  $179,723,239  $192,001,433  $173,159,684  $108,953,988
                  Number of Leases             1,208           947           973           825           720           304
                  Rent Per Square Foot        $21.09        $20.92        $21.56        $21.88        $23.10        $23.82

                                                                                               2008 AND
                                            2004         2005         2006         2007         BEYOND         TOTALS
                                         -----------  -----------  -----------  -----------  ------------  --------------

PORTFOLIO TOTALS  Square Feet(1)           4,300,621    3,504,232    3,431,612    2,631,959     6,388,723      61,362,099
                  % Square Feet(2)               6.6%         5.4%         5.3%         4.0%          9.8%           94.0%
                  Annualized Rent(3)     $86,422,383  $75,006,652  $76,988,287  $66,403,077  $134,511,346  $1,343,568,733
                  Number of Leases               221          149          134           87           108           5,676
                  Rent Per Square Foot   $     20.10  $     21.40  $     22.44  $     25.23  $      21.05  $        21.90


(1)  Total net rentable square feet represented by expiring leases.
(2)  Percentage of total net rentable feet represented by expiring leases.
(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1997 for the 12 months ending December 31, 1998 are approximately $9.5 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1997, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:


                                                                                   PERCENTAGE
                                                                       ANNUALIZED      OF
                                        PERCENTAGE                       RENT OF   ANNUALIZED
                              SQUARE     OF TOTAL        ANNUALIZED     EXPIRING     RENT OF
                 NUMBER OF  FOOTAGE OF   OCCUPIED         RENT OF        LEASES     EXPIRING
YEAR OF LEASE     LEASES     EXPIRING     SQUARE          EXPIRING     PER SQUARE    LEASES
EXPIRATION       EXPIRING     LEASES       FEET            LEASES         FOOT        (1)
---------------  ---------  ----------  ----------     --------------  ----------  ----------

1998(2)              1,208   5,454,926         9.0%      $115,030,835      $21.09         8.6%
1999                   947   6,469,737        10.6        135,367,809       20.92        10.1
2000                   973   8,334,900        13.7        179,723,239       21.56        13.4
2001                   825   8,776,865        14.5        192,001,433       21.88        14.3
2002                   720   7,494,931        12.4        173,159,684       23.10        12.9
2003                   304   4,573,593         7.5        108,953,988       23.82         8.1
2004                   221   4,300,621         7.1         86,422,383       20.10         6.4
2005                   149   3,504,232         5.8         75,006,652       21.40         5.6
2006                   134   3,431,612         5.7         76,988,287       22.44         5.7
2007                    87   2,631,959         4.3         66,403,077       25.23         4.9
2008                    43   1,859,287         3.1         45,585,979       24.52         3.4
2009                    21     774,932         1.3         19,203,150       24.78         1.4
2010 and beyond         44   3,057,645         5.0         69,722,217       22.80         5.2
                 ---------  ----------  ----------     --------------              ----------
 Total/Weighted
  Average            5,676  60,665,240       100.0%(3) $1,343,568,733      $21.90       100.0%
                 =========  ==========  ==========     ==============              ==========


(1)  Based on currently payable rent.
(2) Represents lease expirations from January 1, 1998 to December 31, 1998 and month-to-month leases.
(3)  Reconciliation of total net rentable square footage is as follows:


                                                                  PERCENTAGE
                                                        SQUARE        OF
                                                       FOOTAGE      TOTAL
                                                      ----------  ----------

    Square footage occupied by tenants                60,665,240        92.9%
    Square footage used for management offices
     and building use, and remeasurement adjustments     696,859         1.1
                                                      ----------  ----------
    Total occupied square footage                     61,362,099        94.0%
                                                      ----------  ----------
    Square footage vacant                              3,929,691         6.0
                                                      ----------  ----------

    Total net rentable square footage                 65,291,790       100.0%
                                                      ==========  ==========

LEASE DISTRIBUTIONS

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1997:


                                                                                                    PERCENTAGE
                                                           PERCENTAGE                                   OF
                                                TOTAL     OF AGGREGATE                  ANNUALIZED  AGGREGATE
                                     PERCENT   OCCUPIED    PORTFOLIO                     RENT PER   PORTFOLIO
SQUARE FEET                NUMBER    OF ALL     SQUARE      OCCUPIED      ANNUALIZED      SQUARE    ANNUALIZED
UNDER LEASE               OF LEASES  LEASES      FEET     SQUARE FEET        RENT          FOOT        RENT
-----------               ---------  -------  ----------  ------------  --------------  ----------  ----------

2,500 or Less                 2,111     37.1%  2,651,327           4.5%    $53,306,953      $20.11         4.0%
2,501-5,000                   1,241     21.9   4,425,891           7.3      91,348,801       20.64         6.7
5,001-7,500                     645     11.4   3,941,275           6.5      81,850,253       20.77         6.1
7,501-10,000                    335      5.9   2,901,540           4.8      62,623,563       21.58         4.7
10,001-20,000                   687     12.1   9,709,038          16.0     207,045,803       21.33        15.4
20,001-40,000                   363      6.4   9,854,438          16.1     220,294,918       22.35        16.4
40,001-60,000                   125      2.2   6,024,324           9.9     136,425,729       22.65        10.2
60,001-100,000                   90      1.6   6,675,284          11.0     162,617,086       24.36        12.1
100,001 or Greater               79      1.4  14,482,123          23.9     328,055,628       22.65        24.4
                              -----    -----  ----------         -----  --------------                   -----

 Total/Weighted  Average      5,676    100.0% 60,665,240         100.0% $1,343,568,733      $21.90       100.0%
                              =====    =====  ==========         =====  ==============                   =====



OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square feet occupied, of the Office Properties owned by the Company at the indicated dates:


                                                           PERCENTAGE OF
                                              AGGREGATE      RENTABLE
                                               RENTABLE       SQUARE
DATE                                         SQUARE FEET   FEET OCCUPIED
----                                         -----------   -------------
December 31, 1992 .........................    9,095,684        73%
December 31, 1993 .........................   13,550,553        80
December 31, 1994 .........................   18,505,591        88
December 31, 1995 .........................   23,097,222        86
December 31, 1996 .........................   29,127,289        90
December 31, 1997 .........................   65,291,790        94

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         There is no established public trading market for the Units.

         The following table sets forth, for the periods indicated, the distributions paid on the Company's Units:
                                                              Distributions
                                                                Per Unit
                                                              -------------
         Fourth Quarter ended December 31, 1997 ..............   $0.30
         Third Quarter ended September 30, 1997 (1) ..........   $0.26


     _______________
     (1) The Company paid a distribution of $.26 per Unit for the period from the closing date of the IPO on July 11, 997 through September 30, 1997, which would be equivalent to a quarterly distribution of $.30 and an annual distribution of $1.20 per Unit.

     In addition, the Company declared a $0.32 distribution per Unit payable on April 10, 1998 to unitholders of record on March 31, 1998.

     The number of holders of record of Units on March 25, 1998 was 120. The number of outstanding Units was 279,350,872 as of March 25, 1998.

     ISSUANCES OF UNREGISTERED SECURITIES. Unless stated otherwise, the Company received cash consideration in connection with each of the following issuances of unregistered securities:

     In September 1997, the Company purchased two Office Properties and a Parking Facility from an unaffiliated third party for a purchase price of approximately $140 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 1,692,546 Units at a price of $29 per Unit for a total of approximately $49.1 million.

     On September 3, 1997, the Company issued $180 million of unsecured notes (the "$180 Million Notes") in a private placement to an institutional investor, in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and used the proceeds therefrom to repay amounts outstanding under the Company's $600 million unsecured revolving line of credit entered into in July 1997.

     In October 1997, the Trust sold an aggregate of $274 million of restricted Common Shares in two separate private transactions to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and contributed the proceeds to the Company in exchange for 9.7 million Units.

     Also in October 1997, the Company purchased four Office Properties from an unaffiliated third party for a purchase price of $289 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,900,000 Units at a price of $24.50 per Unit for a total of approximately $71.1 million.

     Also in October 1997, the Company purchased interests in nine Office Properties from an unaffiliated third party for a purchase price of approximately $127.5 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 499,977 Units at a price of $28.775 per Unit for a total of approximately $14.4 million.

     Also in October 1997, the Company purchased an Office Property from an unaffiliated third party for a purchase price of approximately $81.7 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 741,159 Units at a price of $32.975 per Unit for a total of approximately $24.4 million.

     In November 1997, the Company purchased two Office Properties from an unaffiliated third party for a purchase price of $17.2 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 124,348 Units at a price of $28.775 per Unit for a total of approximately $3.6 million.

     In December 1997, the Company purchased ten Office Properties in the Wright Runstad Acquisition for a purchase price of $640 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,615,700 Units at a price of $29.11 per Unit for a total of approximately $76.1 million and the Trust issued, also in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 3,435,688 Common Shares at a price of $29.11 per Common Share for a total of approximately $100 million. The Company issued 3,435,688 Units to the Trust in connection with the issuance of these Common Shares. The sellers also received five-year warrants (valued at approximately $15 million) to purchase an additional 5,000,000 Common Shares of the Trust at an exercise price of $39.375 per share. In addition, the Company, through Noncontrolled Subsidiary, acquired a non-controlling interest in the management company of the seller for approximately $20 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 137,427 Units at a price of $29.11 per Unit for a total of approximately $4.0 million.

     On February 12, 1998, the Company, in two private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, sold $1.25 billion of unsecured notes in four series, ranging in maturities from 5 to 20 years, and $250 million of unsecured 6.376% Mandatory Par Put Remarketed SecuritiesSM due 2012 (which are subject to mandatory tender on February 15, 2002).

     On February 13, 1998, the Trust, in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Rule 144A promulgated thereunder, sold 6,000,000 5.25% Preferred Income Equity Redeemable Shares, designated by the Trust as its 5.25% Series B Convertible, Cumulative Preferred Shares of Beneficial Interest, $.01 par value per share, $50.00 liquidation preference per share, for gross aggregate consideration of $300,000,000. The proceeds of this offering were contributed to the Company in exchange for 6,000,000 5.25% Series B Convertible, Cumulative Preferred Units of Limited Partnership Interest.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis for the Company and its predecessors. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

EOP OPERATING LIMITED PARTNERSHIP SELECTED FINANCIAL DATA (1)

     The following sets forth selected consolidated and combined financial and operating information on an historical basis for EOP Operating Limited Partnership and the Company's predecessors ("Equity Office Predecessors") (the "Company"). The following information should be read in conjunction with the consolidated and combined financial statements and notes thereto of the Company and Equity Office Predecessors included elsewhere in this Form 10-K.

                                                                          Equity Office Predecessors (Combined Historical)
                                                                      ------------------------------------------------------
                                                         Company
                                                         for the       for the
                                                       period from    period from
                                                      July 11, 1997  Jan. 1, 1997
                                                       to Dec. 31,    to July 10,      for the years ended December 31,
(Dollars in thousands, except unit data)                   1997          1997        1996       1995       1994       1993
----------------------------------------------------------------------------------------------------------------------------

OPERATING DATA:
REVENUES:
Rental, parking and other                                 $406,713      $327,017   $493,396   $356,959   $230,428   $150,315
----------------------------------------------------------------------------------------------------------------------------
    Total revenues                                        $412,968       339,104   $508,124   $371,457   $240,878   $159,246
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest                                                  $ 76,675      $ 80,481   $119,595   $100,566   $ 59,316   $ 36,755
Depreciation and amortization                               70,346        66,034     96,237     74,156     46,905     29,752
Property operating(2)                                      155,679       127,285    201,067    151,488    107,412     74,028
General and administrative                                  17,690        17,201     23,145     21,987     15,603     12,012
Provision for value impairment                                  --            --         --     20,248         --         --
----------------------------------------------------------------------------------------------------------------------------
    Total expenses                                        $320,390      $291,001   $440,044   $368,445   $229,236   $152,547
----------------------------------------------------------------------------------------------------------------------------
Income before (income) loss allocated to minority
  interests, income from investments in unconsolidated
  joint ventures, gain on sales of real estate, and
  extraordinary items                                     $ 92,578       $48,103    $68,080   $ 3,012    $ 11,642   $  6,699
Minority interests allocation                                 (789)         (912)    (2,086)   (2,129)      1,437      1,772
Income from investments in unconsolidated
  joint ventures                                             3,173         1,982      2,093     2,305       1,778         --
Gain/(Loss) on sales of real estate and
  extraordinary items                                      (16,240)       12,236      5,338    31,271       1,705         --
----------------------------------------------------------------------------------------------------------------------------
Net income before preferred distributions                   78,722        61,409     73,425    34,459      16,562      8,471
Preferred distributions                                       (649)           --         --        --          --         --
                                                          ------------------------------------------------------------------
Net income available to Units                             $ 78,073      $ 61,409   $ 73,425  $ 34,459    $ 16,562   $  8,471
                                                          ==================================================================
Net income available per weighted average
  Unit outstanding--Basic                                     $.44
                                                       ===========
Net income available per weighted average
  Unit outstanding--Diluted                                   $.43
                                                       ===========
Weighted average Units outstanding--Basic              178,647,562
                                                       ===========
Weighted average Units outstanding--Diluted            180,014,027
                                                       ===========
----------------------------------------------------------------------------------------------------------------------------

                                                             Equity Office Predecessors (Combined Historical)
                                                      ---------------------------------------------------------------
                                     Company
                                     for the           for the
                                   period from        period from
                                 July 11, 1997       Jan. 1, 1997
(Dollars in thousands,            to Dec. 31,         to July 10,            for the years ended December 31,
except unit data)                     1997               1997             1996       1995        1994        1993
----------------------           -------------       ------------      ---------  ----------   ---------  ----------
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
--------------------------------------------------------------------------------------------------------------------
(at end of period)
Investment in real estate after
  accumulated depreciation          $10,976,319                --     $3,291,815  $2,393,403  $1,815,160  $1,220,268
Total assets                        $11,751,672                --     $3,912,565  $2,650,890  $2,090,933  $1,318,644
Mortgage debt, unsecured notes
  and lines of credit               $ 4,284,317                --     $1,964,892  $1,434,827  $1,261,156  $  798,897
Total liabilities                   $ 4,591,697                --     $2,174,483  $1,529,334  $1,350,552  $  845,315
Minority interests                  $    29,612                --     $   11,080  $   31,587  $    9,283  $  (15,298)
Partners' Capital/Owners' equity    $ 7,130,363                --     $1,727,002  $1,089,969  $  731,098  $  488,627
OTHER DATA:
--------------------------------------------------------------------------------------------------------------------
General and administrative
  expenses as a percentage of
  total revenues                            4.3%              5.1%           4.6%        5.9%        6.5%        7.5%
Number of Office Properties
  owned at period end(3)                    258                --             83          73          63          48
Net rentable square feet of
  Office Properties owned at
  period end (in millions)(3)              65.3                --           29.2        23.1        18.5        13.6
Occupancy of Office Properties
  owned at period end (3)                    94%               --             90%         86%         88%         80%
Number of Parking Facilities
  owned at period end                        17                --             10           3          --          --
Number of spaces at Parking
  Facilities owned at period end         16,749                --          7,321       3,323          --          --
Funds from Operations(4)            $   163,253         $ 113,022     $  160,460  $   96,104  $   60,372          --
Cash flow from operating
  activities                        $   190,754         $  95,960     $  165,975  $   93,878  $   73,821          --
Cash flow used for investing
  activities                        $(1,592,272)        $(571,068)    $ (924,227) $ (380,615) $ (513,965)         --
Cash flow from financing
  activities                       $  1,630,346         $ 245,851     $1,057,551  $  276,513  $  514,923          --

(1) The selected financial data at December 31, 1997, 1996 and 1995 and for the four years ended December 31, 1997 has been derived from the historical consolidated or combined financial statements of the Company and Equity Office Predecessors, audited by Ernst & Young, LLP, independent auditors. The selected financial data at December 31, 1994 and 1993 and for the year ended December 31, 1993 has been derived from the historical unaudited combined financial statements of Equity Office Predecessors.

(2) Includes property operating expenses, real estate taxes, insurance, as well as repair and maintenance expenses.

(3) The data at the years ended December 31, 1997, 1996 and 1995, includes 28 State Street, a 570,040 square foot Office Property which, due to a redevelopment, was vacant prior to May 1997. The weighted average occupancy, excluding 28 State Street, as of December 31, 1997, 1996 and 1995, was approximately 94%, 92% and 88%, respectively.

(4) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Trust's initial public offering (the "IPO") contained in this "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

     The Company was formed to continue and expand the national office property business of the Equity Office Predecessors, organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, which is the managing general partner of the Company. On July 11, 1997, following the completion of the Trust's IPO and the related formation transactions, the Company owned 90 office properties containing approximately 32.2 million rentable square feet and 14 parking facilities containing 14,785 spaces.

     During the period from July 11, 1997 to December 31, 1997, the Company acquired an additional 168 office properties containing approximately 33.1 million square feet and three parking facilities containing 1,964 spaces. The aggregate purchase price for these acquisitions was in excess of $6 billion. These acquisitions, which included the successful completion of the Trust's merger with Beacon and the Company's merger with Beacon Partnership in December, effectively doubled the size of the Company's portfolio in the first six months after the Trust became a public company, giving it a total of 258 office buildings with approximately 65.3 million rentable square feet, and 17 parking facilities with approximately 16,749 spaces. At December 31, 1997, the Trust owned approximately 89.5% of the Company.

     In addition to the acquisition activity detailed above, the Company was also active in the capital markets. Below is a schedule of significant capital events which have taken place since the Trust's IPO on July 11, 1997 (see "Liquidity and Capital Resources" below for the details of these transactions):

- On July 15, 1997, the Company closed on a $600 million revolving line of credit (the "$600 Million Credit Facility").

- On September 3, 1997, the Company closed on a $180 million private offering of unsecured notes (the "$180 Million Notes Offering").

- On October 2, 1997, the Company closed on a $1.5 billion unsecured term loan (the "$1.5 Billion Credit Facility").

- In October 1997, the Trust completed two private placements for a total of 9,685,034 restricted Common Shares and the Trust contributed the net proceeds to the Company in exchange for a corresponding number of Units.

- In connection with the Beacon Merger and other acquisitions which took place after the Trust's IPO, the Trust issued a total of 87,861,544 Common Shares, 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares, liquidation value of $25 per share, and 5,000,000 warrants and the Company issued 17,282,043 Units.

- In February 1998, the Company completed a $1.25 billion private offering of senior unsecured notes (the "$1.25 Billion Notes Offering") and a $250 million Mandatory Par Put Remarketed Securities(SM) ("MOPPRS") private offering (the "$250 Million MOPPRS Offering").

- In February 1998, the Trust completed a $300 million 5.25% Preferred Income Equity Redeemable Shares (the "PIERS") private offering, liquidation value of $50 per share, (the "$300 Million PIERS Offering"), and the Trust contributed the net proceeds to the Company in exchange for 5.25% Series B Convertible, Cumulative Preference Units (the "Series B Preferred Units").

RESULTS OF OPERATIONS

GENERAL

The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of December 31, 1997 and 1996 and for each of the years ended December 31, 1997, 1996 and 1995.

The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs), parking revenue from Office Properties and stand-alone Parking Facilities, and, to a lesser extent, from fees from noncombined affiliates for the management of the Managed Properties.

As of December 31, 1997, the Company owned or had an interest in 258 Office Properties totaling approximately 65.3 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces, including properties acquired through the Beacon Merger (the "Total Portfolio"). Of the Total Portfolio, 71 of these Office Properties, totaling approximately 22.6 million square feet and three Parking Facilities were acquired prior to January 1, 1996; 11 Office Properties, totaling approximately 6.1 million square feet, and seven Parking Facilities were acquired in 1996; and 176 Office Properties, totaling approximately 36.6 million square feet, and seven Parking Facilities were acquired during the year ended December 31, 1997. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from year to year. For the foregoing reasons, the Company does not believe its year to year financial data is comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the years being compared (the "Core Portfolio") and the changes in Total Portfolio. The Core Portfolio for the comparison between the year ended December 31, 1997 and 1996 consists of 70 Office Properties and three Parking Facilities acquired prior to January 1, 1996. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot Office Property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot Office Property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed. The Core Portfolio for the comparison between the years ended December 31, 1996 and 1995 consists of the 63 Office Properties acquired prior to January 1, 1995. The Core Portfolio for these comparisons includes Barton Oaks Plaza II and 8383 Wilshire.

YEARS ENDED DECEMBER 31, 1997 AND 1996

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 70 Office Properties and three Parking Facilities acquired prior to January 1, 1996. The Core Portfolio excludes Barton Oaks Plaza II, which was sold in January 1997, 8383 Wilshire, which was sold in May 1997, and 28 State Street, which has recently undergone major redevelopment and was vacant prior to May 1997.


-------------------------------------------------------------------------------------------------------------------------------
                                                Total Portfolio                                 Core Portfolio
                                   -----------------------------------------    -----------------------------------------------
                                                          Increase/        %                         Increase/              %
(Dollars in thousands)               1997        1996     (Decrease)  Change      1997        1996     (Decrease)        Change
-------------------------------------------------------------------------------------------------------------------------------
Property revenues................. $733,730    $493,396    $240,334    48.7%    $458,968    $427,936    $ 31,032           7.3%
Interest income...................   13,392       9,608       3,784    39.4%       1,056       1,882        (826)        (43.9)%
Fees from noncombined affiliates..    4,950       5,120        (170)   (3.3)%         --          --          --            --
-------------------------------------------------------------------------------------------------------------------------------
Total revenues....................  752,072     508,124     243,948    48.0%     460,024     429,818      30,206           7.0%
-------------------------------------------------------------------------------------------------------------------------------
Interest expense..................  157,156     119,595      37,561    31.4%      93,606     110,566     (16,960)        (15.3)%
Depreciation and amortization.....  136,380      96,237      40,143    41.7%      85,999      84,411       1,588           1.9%
Property operating expenses.......  282,964     201,067      81,897    40.7%     177,972     176,432       1,540           0.9%
General and administrative........   34,891      23,145      11,746    50.7%         N/A         N/A         N/A           N/A
-------------------------------------------------------------------------------------------------------------------------------
Total expenses....................  611,391     440,044     171,347    38.9%     357,577     371,409     (13,832)         (3.7)%
-------------------------------------------------------------------------------------------------------------------------------

Income before allocation to minority
interests, income from investment
in unconsolidated joint ventures,
gain on sales of real estate and
extraordinary items............... 140,681     68,080    72,601    106.6%   102,447   58,409    44,038   75.4%
Minority interests ...............  (1,701)    (2,086)      385     18.5%   (1,679)  (1,986)      307   15.5%
Income from unconsolidated joint
ventures .........................   5,155      2,093     3,062    146.3%     2,432    2,093       339   16.2%
Gain on sales of real estate and
extraordinary items ..............  (4,004)     5,338    (9,342)  (175.0)%  (16,311)      --   (16,311)    --
-------------------------------------------------------------------------------------------------------------

Net income ....................... $140,131   $73,425   $66,706     90.8%  $ 86,889  $ 58,516 $ 28,373   48.5%
=============================================================================================================
Property revenues less property
operating expenses ............... $450,766  $292,329  $158,437     54.2%  $280,996  $251,504 $ 29,492   11.7%
=============================================================================================================

Property Revenues

The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 88.5% at January 1, 1996 to 94.8% as of December 31, 1997. This increase represents approximately 1.4 million square feet of additional occupancy in the Core Portfolio between January 1, 1996 and December 31, 1997. Included in Property Revenues for the Core Portfolio are lease termination fees of approximately $3.7 million and $5.6 million for the years ended December 31, 1997 and 1996, respectively (which are included in the other revenue category on the consolidated and combined statement of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the years ended December 31, 1997 and 1996, was approximately $14.6 million and $13.9 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the years ended December 31, 1997 and 1996 was approximately $27.7 million and $18.4 million, respectively. Other income for 1996 also includes approximately $8.8 million relating to the Company's share of a litigation settlement.

Interest Income

Interest income for the Total Portfolio increased by approximately $3.8 million to $13.4 million for the year ended December 31, 1997, compared to $9.6 million for the year ended December 31, 1996. This increase in interest income is primarily due to having a greater amount of cash reserves invested in short term investments pending investment in property acquisitions prior to the IPO. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the Company's Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 and $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). The lower cash balance will result in lower interest income in future periods, however, this loss in income should be offset by savings on interest expense on the Company's Credit Facilities.

Fees from Noncombined Affiliates

Fees from noncombined affiliates decreased in 1997 from approximately $5.1 million in 1996 to $4.9 million in 1997. These fees are expected to continue to decrease in future periods as the Managed Properties are sold. Fee income for the years ended December 31, 1997 and 1996, of approximately $0.4 million and $1.3 million, respectively, was related to properties which have been sold.

Interest Expense

Interest expense increased by approximately $37.6 million for the Total Portfolio to $157.2 million for the year ended December 31, 1997 compared to $119.6 million for the year ended December 31, 1996. This increase resulted from having more debt outstanding in 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from 50% of total assets at December 31, 1996 to 36.5% of total assets at December 31, 1997, and the Company's interest coverage ratio increased from 2.4 times in 1996 to 2.8 times in 1997. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.7% at December 31, 1996 to approximately 7.2% at December 31, 1997. The decrease in interest expense in the Core Portfolio of $17.0 million is primarily due to the replacement of secured debt with unsecured debt.

Depreciation and Amortization

Depreciation and amortization increased for the Total Portfolio as a result of properties acquired during 1997 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the Trust's IPO.

The increase in depreciation in the Core Portfolio resulted from the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the Trust's IPO.
The decrease in amortization in the Core Portfolio resulted from the write-off of deferred financing and leasing costs at the time of the Consolidation and the Trust's IPO.

Property Operating Expenses

The increase in real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations partially offset by real estate tax refunds recorded in the year ended December 31, 1997.

General and Administrative Expenses

General and administrative expenses for the Total Portfolio increased by approximately $11.8 million to $34.9 million for the year ended December 31, 1997, compared to $23.1 million for the year ended December 31, 1996. General and administrative expenses as a percentage of total revenues was approximately 4.6% for the years ended December 31, 1997 and 1996. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenue will initially remain stable (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

PARKING OPERATIONS

Included in the Total and Core Portfolio selected operating information, for the years ended December 31, 1997 and 1996, are results of operations from the stand-alone Parking Facilities, the summarized information for which is presented below. As of December 31, 1997, the Company owned or had an interest in 17 stand-alone Parking Facilities with approximately 16,749 spaces. Of the Total Portfolio, three Parking Facilities were acquired prior to January 1, 1996; seven Parking Facilities were acquired in 1996; and seven Parking Facilities were acquired during the year ended December 31, 1997. The Core Portfolio for the comparison between the years ended December 31, 1997 and 1996 consist of three Parking Facilities acquired prior to January 1, 1996.

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996


------------------------------------------------------------------------------------------------------------------------
                                                       Total Parking Portfolio                    Core Parking Portfolio
                                                               Increase/    %                         Increase/     %
(Dollars in thousands)                       1997      1996   (Decrease)  Change    1997      1996   (Decrease)   Change
------------------------------------------------------------------------------------------------------------------------
Property Revenues                          $22,577   $10,203   $12,374    121.3%   $10,238   $ 9,873    $365       3.7%
Interest income                                249       141       108     76.6%       239       141      98      69.5%
------------------------------------------------------------------------------------------------------------------------
    Total revenues                          22,826    10,344    12,482    120.7%    10,477    10,014     463       4.6%
------------------------------------------------------------------------------------------------------------------------
Interest expense                             5,427     1,814     3,613    199.2%     2,724     1,645   1,079      65.6%
Depreciation and amortization                4,031     1,432     2,599    181.5%     1,708     1,359     349      25.7%
Property Operating Expenses                  5,124     3,152     1,972     62.6%     2,619     3,081    (462)    (15.0)%
------------------------------------------------------------------------------------------------------------------------
    Total expenses                          14,582     6,398     8,184    127.9%     7,051     6,085     966      15.9%
------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority
  interests and income from investment
  in unconsolidated joint ventures           8,244     3,946     4,298    108.9%     3,426     3,929    (503)    (12.8)%
Minority interests                            (323)    (252)       (71)   (28.2)%     (323)     (252)    (71)    (28.2)%
Income from unconsolidated joint ventures    2,461        --     2,461       --         --        --      --        --
------------------------------------------------------------------------------------------------------------------------
Net income                                 $10,382   $ 3,694   $ 6,688    181.1%   $ 3,103   $ 3,677  $ (574)    (15.6)%
========================================================================================================================
Property Revenues less Property
  Operating Expenses                       $17,453   $ 7,051   $10,402    147.5%   $ 7,619   $ 6,792  $  827      12.2%
========================================================================================================================

YEARS ENDED DECEMBER 31, 1996 AND 1995

The table below presents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 63 Office Properties acquired prior to January 1, 1995. The Core Portfolio for this comparison includes Barton Oaks Plaza II and 8383 Wilshire, which were sold in 1997.

                                                              Total Portfolio                               Core Portfolio

                                                              Increase/       %                         Increase/          %
(Dollars in thousands)                      1996      1995  (Decrease)   Change      1996     1995     (Decrease)     Change
-----------------------------------------------------------------------------------------------------------------------------

Property Revenues                       $493,396   $356,959   $136,437    38.2%   $349,810   $327,017    $22,793        7.0%
Interest income                            9,608      8,599      1,009    11.7%         --         --         --         --
Fees from noncombined affiliates           5,120      5,899       (779)  (13.2)%        --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------
     Total revenues                      508,124    371,457     136,667   36.8%    349,810    327,017     22,793         7.0%
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                         119,595    100,566      19,029   18.9%     85,225     85,371      (146)       (0.2)%
Depreciation and amortization             96,237     74,156      22,081   29.8%     71,969     68,226      3,743         5.5%
Property Operating Expenses              201,067    151,488      49,579   32.7%    143,511    137,103      6,408         4.7%
General and administrative                23,145     21,987       1,158    5.3%         --         --         --          --
Provision for value impairment                --     20,248     (20,248)(100.0)%        --     20,248    (20,248)    (100.0)%
-----------------------------------------------------------------------------------------------------------------------------
     Total expenses                      440,044    368,445      71,599   19.4%    300,705    310,948    (10,243)      (3.3)%
-----------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  gain on sales of real estate and
  extraordinary items                     68,080      3,012      65,068 2,160.3%     49,105     16,069    33,036       205.6%
Minority interests, net of extraordinary
  gain of $20,035 in 1995 for the
  total and core portfolios               (2,086)    (2,129)         43     2.0%     (1,733)    (2,023)      290        14.3%
Income from unconsolidated joint ventures  2,093      2,305        (212)   (9.2)%     2,093      2,305      (212)       (9.2)%
Gain on sales of real estate and
extraordinary items                        5,338     31,271     (25,933)  (82.9)%        --     31,271   (31,271)     (100.0)%
-----------------------------------------------------------------------------------------------------------------------------
Net income                               $73,425    $34,459      $38,966   113.1%   $49,465    $47,622    $1,843         3.9%
=============================================================================================================================
Property Revenues less Property
  Operating Expenses                    $292,329   $205,471      $86,858    42.3%  $206,299   $189,914   $16,385         8.6%
=============================================================================================================================

Property Revenues

The increase in Property Revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 87.5 % at January 1, 1995 to 94.3% as of December 31, 1996. This increase represents approximately
1.3 million square feet of additional occupancy in the Core Portfolio between January 1, 1995 and December 31, 1996. Included in Property Revenues for the Core Portfolio are lease termination fees of $5.6 million and $5.0 million for the years ended December 31, 1996 and 1995, respectively (these amounts are included in the other revenue category on the combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the years ended December 31, 1996 and 1995, was approximately $6.8 million and $10.5 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the years ended December 31, 1996 and 1995, was approximately $18.4 million and $12.7 million, respectively. Other income for 1996 also includes approximately $8.8 million relating to the Company's share of a litigation settlement.

Interest Income

Interest income for the Total Portfolio increased by approximately $1.0 million to $9.6 million for the year ended December 31, 1996 compared to $8.6 million for the year ended December 31, 1995. This increase in interest income is due primarily to having a larger amount of cash invested in short-term investments pending the purchase of new acquisitions.

Fees from Noncombined Affiliates

Fee income from the Managed Properties for the Total Portfolio decreased as a result of disposition activities in 1995 and 1996 which reduced the number of properties being managed.

Interest Expense

Interest expense increased by approximately $19.0 million for the Total Portfolio to $119.6 million for the year ended December 31, 1996 compared to $100.6 million for the year ended December 31, 1995. This increase was primarily the result of increased debt obtained to finance acquisitions.

Depreciation and Amortization

The increase in depreciation and amortization in the Core Portfolio was related to depreciation of capital and tenant improvements made at properties in the Core Portfolio in 1995 and 1996 and the amortization of leasing commissions and loan fees paid during that time period.

Property Operating Expenses

The increase in Property Operating Expenses in the Core Portfolio resulted from an increase in maintenance expenses in 1996 and real estate tax refunds received in 1995, with approximately $1.9 million relating to a single property, which reduced the tax expense in 1995.

General and Administrative

General and administrative expenses increased by approximately $1.1 million to $23.1 million for the year ended December 31, 1996 compared to $22.0 million for the year ended December 31, 1995. General and administrative expenses as a percentage of total revenues was approximately 4.6% and 5.9% for the years ended December 31, 1996 and 1995, respectively. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenues will initially remain stable (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

Provision for Value Impairment

During 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" which established accounting standards for the evaluation of the potential impairment of such assets. This statement was adopted by Equity Office Predecessors as of January 1, 1995. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. As a result of cash deficits, San Felipe Plaza was evaluated for impairment and accordingly, during the year ended December 31, 1995, Equity Office Predecessors recorded a provision for value impairment of approximately $20.2 million, of which $17.5 million related to the adjustment of investment in real estate and approximately $2.7 million related to unamortized lease acquisition costs.

Parking Operations

Included in the Total Portfolio numbers above are results of operations from the stand-alone Parking Facilities, the summarized information for which is presented below. As of December 31, 1996, the Company owned or had an interest in 10 stand-alone Parking Facilities with approximately 7,144 spaces. During the year ended December 31, 1995, the Company acquired three Parking Facilities with approximately 3,128 spaces. Of the Total Parking Portfolio, there were no Parking Facilities acquired prior to January 1, 1995, therefore there is not a Core Portfolio for comparison purposes.


                                                     Total Parking Portfolio
                                                     years ended December 31,
-----------------------------------------------------------------------------
(Dollars in thousands)                                 1996           1995

Property Revenues                                     $10,203        $5,391
Interest income                                           141            17
-----------------------------------------------------------------------------
    Total Revenues                                     10,344         5,408
-----------------------------------------------------------------------------
Interest expense                                        1,814           937
Depreciation and amortization                           1,432           722
Property Operating Expenses                             3,152         1,797
-----------------------------------------------------------------------------
    Total expenses                                      6,398         3,456
-----------------------------------------------------------------------------
Income before allocation to minority interests          3,946         1,952
Minority interests                                       (252)           --
-----------------------------------------------------------------------------
Net income                                             $3,694        $1,952
=============================================================================
Property Revenues less Property Operating Expenses     $7,051        $3,594
=============================================================================

DISPOSITIONS OF PROPERTY

Equity Office Predecessors sold two Office Properties in 1997: Barton Oaks Plaza II (118,529 net rentable square feet) was sold in January 1997 and 8383 Wilshire (417,463 net rentable square feet) was sold in May 1997. In January 1996, Equity Office Predecessors sold the condominium portion, comprised of a 210-room hotel, at Three Lakeway, a mixed-use property. Below is a summary of the operations of these Office Properties for the years ended December 31, 1997, 1996 and 1995.


-----------------------------------------------------------------------------
  Years ended December 31,
(Dollars in thousands)                     1997          1996          1995

Property Revenues                          $3,246       $9,959       $9,445
-----------------------------------------------------------------------------
Interest expense                               36          956        4,910
Depreciation and amortization                 451        2,286        2,262
Property Operating Expenses                 1,468        4,869        3,068
-----------------------------------------------------------------------------
    Total expenses                          1,955        8,111       10,240
-----------------------------------------------------------------------------
Income before gain on sales of real estate
  and extraordinary items                   1,291        1,848         (795)
Gain on sales of real estate and
  extraordinary items                      13,088        5,338           --
-----------------------------------------------------------------------------
Net income (loss)                         $14,379       $7,186        $(795)
=============================================================================
Property Revenues less
  Property Operating Expenses              $1,778       $5,090       $6,377
=============================================================================

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Prior to the IPO, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company intends to make regular quarterly distributions to holders of Series A Preferred Units, Series B Preferred Units, and Units. The Company established initial distribution rates as follows: for each Series A Preferred Unit 8.98% per annum ($2.245 per Unit), for each Series B Preferred Units 5.25% per annum ($2.625 per Unit), and for each Unit $1.20 per annum per Unit.

     The Company intends to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under its credit facilities. The Company has no contractual obligations for material capital costs, other than in connection with customary tenant improvements in the ordinary course of business. The Company also expects that its credit facilities will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

Debt Financing

The table below summarizes the mortgage debt, unsecured notes and credit facility indebtedness outstanding at December 31, 1997 and 1996, including a net premium on mortgage debt (net of accumulated amortization of approximately $2.1 million) of approximately $1.2 million recorded in connection with the Company's Consolidation and debt assumed in connection with certain of the Company's acquisitions.


                                        December 31,    December 31,
            (Dollars in thousands)              1997            1996
            --------------------------------------------------------
            DEBT SUMMARY:
            Balance
              Fixed rate                  $2,219,496      $1,304,075
              Variable rate                2,064,821         660,817
            --------------------------------------------------------
                Total                     $4,284,317      $1,964,892
            ========================================================
            Percent of total debt:
              Fixed rate                        51.8%           66.4%
              Variable rate                     48.2%           33.6%
            --------------------------------------------------------
                Total                          100.0%          100.0%
            ========================================================
            Weighted average interest
            Rate at end of period:
              Fixed rate                         7.5%            7.9%
              Variable rate                      6.9%            7.3%
            --------------------------------------------------------
                Weighted average                 7.2%            7.7%
            ========================================================

The variable rate debt shown above bore interest at a 30-day LIBOR-based floating interest rate. The 30-day LIBOR at December 31, 1997 was 5.7188% resulting in a weighted average spread over LIBOR at December 31, 1997 of approximately 1.2%.

Mortgage Financing

Immediately prior to the IPO, the Company had approximately $1.94 billion of mortgage financing outstanding of which $1.38 billion was fixed rate financing and $560 million was variable rate financing. The Company utilized the net IPO proceeds of $564.5 million and approximately $33.9 million of cash on hand to repay $253.1 million of fixed rate mortgage financing and $345.3 million of variable rate mortgage debt. In October 1997, the Company closed on the $1.5 Billion Credit Facility and used approximately $236 million of the proceeds to repay the majority of the Company's remaining variable rate mortgage debt outstanding at that time. The Company also assumed approximately $627.5 million of secured debt (excluding the Company's share of unconsolidated secured debt of approximately $92.4 million) in connection with the Beacon Merger, $248.3 million of secured debt in connection with the acquisition of the Wright Runstad Portfolio and $14.7 million of secured debt in connection with other acquisitions. In addition, in December 1997, the Company obtained an $80 million mortgage loan on the three properties located in New Orleans. The proceeds from this loan were used to repay a portion of the $600 Million Credit Facility. As of December 31, 1997, the Company's total mortgage debt (excluding the Company's share of unconsolidated secured debt of approximately $92.4 million) consisted of approximately $2.0 billion of fixed rate debt with a weighted average interest rate of approximately 7.53% and $23.5 million of variable rate debt bearing interest at the 30-day LIBOR plus 1%. The Company's mortgage debt as of December 31, 1997 will mature as follows:

                  (Dollars in thousands)
                  --------------------------------------------
                  1998                                 $83,792
                  1999                                  52,908
                  2000                                 151,236
                  2001                                 432,962
                  2002                                  69,584
                  Thereafter                         1,271,378
                  --------------------------------------------
                     Subtotal                        2,061,860
                  Net premium (net of accumulated
                     amortization of $2.1 million)       1,157
                  --------------------------------------------
                     Total                          $2,063,017
                  ============================================

The instruments encumbering the properties contain customary restrictions and requirements such as transferability restrictions, payment of taxes on the property, maintenance of the property in good condition, maintenance of insurance on the property, prohibition on liens and obtaining lender consent to leases with material tenants.


Credit Facilities

      Lines of Credit

On July 15, 1997, the Company obtained the $600 Million Credit Facility to be used for acquisitions and other general corporate purposes. Amounts were drawn on the $600 Million Credit Facility to repay the balance outstanding on the Equity Office Predecessors credit facility which was terminated when the $600 Million Credit Facility was obtained. The $600 Million Credit Facility matures on July 15, 2000. The Company paid a commitment fee of approximately $1.0 million at the closing of the facility. Prior to the Company obtaining an investment grade credit rating on its unsecured debt of BBB- or Baa3 or better from two or more credit rating agencies, the facility initially bore interest at LIBOR plus 110 basis points, and required payment of a quarterly unused commitment fee between .15% and .25% of the unused portion of the facility, depending on the average unfunded balance of the facility during the quarter. In November 1997, the facility was amended and the interest rate was reduced to LIBOR plus 100 basis points. In December 1997, the Company received an investment grade credit rating on its senior unsecured debt from Moody's
(Baa1), Duff & Phelps (BBB+) and Standard & Poor's (BBB). Pursuant to the terms of the facility, these credit ratings resulted in the interest rate on the facility being reduced from LIBOR plus 100 basis points to LIBOR plus 60 basis points, and the unused commitment fee was replaced with a facility fee equal to
 .20% per annum. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, became available for up to $250 million of the facility. As of December 31, 1997, the balance of the $600 Million Credit Facility was approximately $559 million. Subsequent to year end, the Company repaid $509 million of the line with available cash and the proceeds of the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million PIERS Offering described below, leaving a balance of $50 million outstanding as of March 3, 1998.

     Term Loan Facility

In October 1997, the Company obtained the $1.5 Billion Credit Facility. The $1.5 Billion Credit Facility is available for the acquisition of properties and general corporate purposes. The $1.5 Billion Credit Facility carried an interest rate equal to LIBOR plus 100 basis points subject to an increase or decrease upon the receipt of an investment grade unsecured debt rating. As mentioned above, the Company received investment grade credit ratings in December 1997 resulting in a reduction in the interest rate to LIBOR plus 80 basis points. The $1.5 Billion Credit Facility matures on July 1, 1998, and may be extended to October 1, 1998. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of approximately $4.9 million. In addition, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility as follows: .15% per annum if the unused amount is between 0% to 33%; .20% per annum if the unused amount is more than 33% but less than 66%; .25% per annum if the unused amount is greater than 66%. In October 1997, the Company used approximately $236 million of proceeds from the $1.5 Billion Credit Facility to repay the majority of the variable rate property mortgage indebtedness outstanding. The Company repaid $150 million on the

$1.5 Billion Credit Facility with proceeds from the $200 million private placement of Units in October 1997. Under the terms of the facility agreement, any amounts repaid cannot be drawn. In addition, amounts were drawn from the $1.5 Billion Credit Facility for property acquisitions and general corporate purposes. As of December 31, 1997, the outstanding balance on the $1.5 Billion Credit Facility was approximately $1.044 billion. Subsequent to December 31, 1997, the entire $1.044 billion outstanding was repaid with proceeds received from the $300 Million PIERS Offering, $1.25 Billion Notes Offering and $250 Million MOPPRS Offering. The amount available to draw under the $1.5 Billion Credit Facility as of March 3, 1998 was approximately $306 million.

     Beacon Lines

The Company assumed $533 million in unsecured debt in connection with the Beacon Merger relating to the outstanding balance of the Beacon lines of credit at the time of the closing of the Beacon Merger. The Company repaid $95 million of the Beacon lines prior to December 31, 1997 and repaid the remaining balance of the lines in February 1998 with the proceeds of the unsecured $1.25 Billion Notes Offering, $250 Million MOPPRS Offering and $300 Million PIERS Offering described below. The lines were terminated upon repayment in February 1998.


Unsecured Notes

     $180 Million Notes Offering

In September 1997, the Company completed the $180 Million Notes Offering. The $180 Million Notes consist of four tranches with maturities from seven to 10 years which were priced at an interest rate spread over the corresponding Treasury rate. The Company used the proceeds of these notes to repay a portion of the $600 Million Credit Facility. In addition, the Company terminated $150 million of the $700 million of hedge agreements described below at a cost of approximately $3.9 million for the $180 Million Notes Offering. This amount will be amortized to interest expense over the respective term of each tranche.

     $1.25 Billion Notes Offering

In February 1998, the Company completed the $1.25 Billion Notes Offering. The $1.25 Billion Notes consist of four tranches with maturities of five to 20 years which were priced at an interest rate spread over the corresponding Treasury rate.

     $250 Mandatory Par Put Remarketed Securities Offering

In February 1998, the Company issued $250 million of 6.376% MOPPRS, due February 15, 2012, which are subject to mandatory tender on February 15, 2002. The MOPPRS are senior, unsecured obligations of the Company.

     The table below summarizes the Company's unsecured notes as of March 3, 1998:

                                                            Stated   Effective
Tranche                                         Amount        Rate     Rate(A)
------------------------------------------------------------------------------
4-Year MOPPRS due 2002                    $250,000,000       6.38%       6.42%
5-Year Notes due 2003                      300,000,000       6.38%       6.77%
7-Year Notes due 2004                       30,000,000       7.24%       7.24%
7-Year Notes due 2005                      400,000,000       6.63%       7.06%
8-Year Notes due 2005                       50,000,000       7.36%       7.67%
9-Year Notes due 2006                       50,000,000       7.44%       7.73%
10-Year Notes due 2007                      50,000,000       7.42%       7.69%
10-Year Notes due 2008                     300,000,000       6.75%       7.03%
20-Year Notes due 2018                     250,000,000       7.25%       7.56%
------------------------------------------------------------------------------
                                        $1,680,000,000       6.74%       7.04%
==============================================================================

(A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

On March 5, 1998, the Company filed a registration statement (the "Exchange Offer Registration Statement") relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing Notes.

Interest Rate Protection Agreements

In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements. These agreements effectively converted floating rate debt to a fixed rate basis, as well as hedged anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts were incurred or earned. Settlement amounts paid or received under these agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on the straight-line method which approximates the effective yield method. A summary of the various interest rate hedge agreements is as follows: (1) On June 4, 1997, the Company entered into interest rate protection agreements with major U.S. financial institutions for $700 million of indebtedness. As a result of this arrangement, the Company essentially "locked into" U.S. Treasury rates in effect as of June 4, 1997, for $700 million of indebtedness. In August 1997, the Company terminated $150 million of the $700 million of hedge agreements at a cost of $3.9 million. The terminated agreements pertained to the $180 Million Notes Offering. The portion of the $180 Million Notes Offering protected by these agreements consisted of three tranches with maturities of eight, nine and ten years, respectively; (2) On October 6, 1997, the Company entered into an additional $450 million of interest rate protection agreements with major U.S. financial institutions based on the U.S. Treasury rates in effect as of that date. In connection with the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering, the Company terminated $700 million of hedge agreements at a cost of approximately $32.6 million. The cost of the terminated hedge agreements will be amortized to interest expense over the respective terms of each tranche. The Company terminated the remaining $300 million of hedge agreements in 1998 at a cost of approximately $7.4 million which will be reflected as an extraordinary loss; (3) Equity Office Predecessors entered into an interest rate swap agreement in October 1995 which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

     Equity Office Predecessors sold several interest rate protection agreements (aggregating $173 million of LIBOR-based agreements) in June 1997 at a cost of approximately $1.1 million.

Restrictions and Covenants

The $600 Million Credit Facility, the $180 Million Notes Offering, the $1.5 Billion Credit Facility, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering contain certain customary restrictions and requirements such as total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

Equity Securities

Below is a summary of the equity securities issued in connection with various transactions occurring from and after the IPO:

-  At the time of the IPO, the Company issued 163,555,677 Units.

- In October 1997, the Trust completed two private placements for a total of 9,685,034 restricted Common Shares and the Trust contributed the net proceeds to the Company in exchange for a corresponding number of Units.

- In addition, the Company issued 5,958,030 Units in connection with various acquisitions during the year (excluding the Wright Runstad acquisition and Beacon Merger described below).

- On December 17, 1997, the Company purchased a portfolio of 10 properties from an affiliate of Wright Runstad and Company, and also made a 30% noncontrolling investment, through a Noncontinued Subsidiary, in Wright Runstad Asset Limited Partnership, a development and property management company. The Trust issued 3,435,688 Common Shares and the Company issued 2,753,127 Units in connection with this transaction. In addition, the Trust issued five year warrants to purchase an additional 5,000,000 Common Shares at a price of $39.375 per Common Share.

- On December 19, 1997, the Company completed the Beacon Merger. In connection with the merger, the Trust issued 80,596,117 Common Shares, and 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share and the Company issued an additional 8,570,886 Units. In addition, the Trust assumed the obligation to issue 4,732,822 additional Common Shares upon exercise of Beacon stock options, of which 3,829,739 Common Shares had been issued as of December 31, 1997.

- During the year, the Trust also issued 298,000 restricted Common Shares to senior executives, and 5,055 Common Shares to trustees as compensation, and, as a result, the Company issued a corresponding number of Units to the Trust.

- In February 1998, the Trust completed the $300 Million PIERS Offering. The PIERS are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each PIERS). The PIERS are non-callable for five years with a mandatory call in year 10. The annual dividend of $2.625 per Common Share will be paid in quarterly dividends of $.65625. Proceeds from the PIERS Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units and were used to pay down amounts outstanding under the Company's credit facilities.

CASH FLOWS

Years Ended December 31, 1997 and 1996

For discussion purposes, the cash flows for the year ended December 31, 1997 combine the cash flows of Equity Office Predecessors for the period January 1, 1997 to July 10, 1997 and the cash flows of the Company for the period July 11, 1997 to December 31, 1997. The cash flows for the year ended December 31, 1996 represent solely the cash flows of Equity Office Predecessors. Consequently, the comparison of the periods provides only limited information regarding the cash flows of the Company.

     Cash and cash equivalents decreased by approximately $181.5 million, to approximately $228.9 million at December 31, 1997, compared to $410.4 million at December 31, 1996. This decrease was the result of approximately $2.2 billion invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions reduced by approximately $286.7 million of cash generated by operations and $1.9 billion generated from financing activities (including the $181.1 million contributed by Equity Office Predecessors). Net cash provided by operating activities increased by approximately $120.7 million to approximately $286.7 million from $166.0 million primarily due to the additional cash flow generated by the increase in the number of properties owned. Net cash used for investing activities increased by approximately $1.3 billion from $0.9 billion to $2.2 billion mainly due to an increase in the amount of real estate assets purchased during the year ended December 31, 1997 compared to the year ended December 31, 1996. Net cash provided by financing activities increased by approximately $0.8 billion from $1.1 billion to $1.9 billion due to net proceeds from the sale of common stock, an increase in proceeds from lines of credit and unsecured notes, partially offset by a decrease in proceeds from mortgage notes and an increase in principal payments on mortgage notes and lines of credit.

Years Ended December 31, 1996 and 1995

Cash and cash equivalents increased by approximately $299.3 million, to approximately $410.4 million at December 31, 1996, compared to $111.1 million at December 31, 1995. This increase was the result of $166 million of cash generated by operations, $1.1 billion generated from financing activities, reduced by $924.2 million invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions. Net cash provided by operating activities increased by $72.1 million from $93.9 million to $166.0 million primarily due to the additional cash flow generated by the increase in the number of properties owned. Net cash used for investing activities increased by $543.6 million from $380.6 million to $924.2 million mainly due to an increase in the amount of real estate assets purchased during 1996 compared to 1995. Net cash provided by financing activities increased by $781.1 million from $276.5 million to $1.1 billion due to an increase in capital contributions and to an increase in proceeds received on mortgage notes, and a net decrease in principal payments on mortgage notes and revolving lines of credit offset in part by distributions to minority interest partners.

CAPITAL IMPROVEMENTS

The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the years ended December 31, 1997, 1996 and 1995 were approximately $78.0 million, $100.3 million and $48.8 million, respectively or $1.19, $3.49 and $2.16 per square foot, respectively. These amounts include approximately $31.2 million, $47.3 million and $16.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, for the redevelopment of the 28 State Street Building.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the years ended December 31, 1997, 1996 and 1995. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.


------------------------------------------------------------------------------------------
                                              December 31,    December 31,    December 31,
                                                      1997            1996            1995
------------------------------------------------------------------------------------------
Number of Office Properties                            258              81              71
Rentable Square Feet (in millions)                    65.3            28.7            22.6
Annual Capital Expenditures per square foot           $.08            $.16            $.14
------------------------------------------------------------------------------------------

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (which are required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (which are required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the years ended December 31, 1997, 1996 and 1995. The number of Office Properties shown below for all periods presented excludes Barton Oaks Plaza II and 8383 Wilshire which were sold in January 1997 and May 1997, respectively. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:

------------------------------------------------------------------------------------------
                                              December 31,    December 31,    December 31,
                                                      1997            1996            1995
------------------------------------------------------------------------------------------
Number of Office Properties                            258              81              71
Rentable square feet (in millions)                    65.3            28.7            22.6
Revenue enhancing tenant improvements and
  leasing commissions:
  Amounts (in thousands)                           $18,272         $31,534         $20,981
  Per square foot improved                          $19.74(1)       $30.26(2)       $22.89
  Per total square foot                               $.27(1)        $1.10(2)         $.93
Non-revenue enhancing tenant improvements and
  leasing commissions:
Renewal space
  Amounts (in thousands)                            $8,334         $15,486         $10,008
  Per square foot improved                           $5.73(1)        $6.79(2)        $7.82
  Per total square foot                               $.12(1)         $.54(2)         $.44
Retenanted space
  Amounts (in thousands)                           $14,806         $31,987          $8,446
  Per square foot improved                          $15.10(1)       $20.64(2)       $19.80
  Per square foot total                               $.22(1)        $1.11(2)         $.37
------------------------------------------------------------------------------------------
Total non-revenue enhancing (in thousands)         $23,140         $47,473         $18,454
Per square foot improved                             $9.50(1)       $12.39          $10.81
Per total square foot                                 $.35(1)        $1.65            $.81

(1) The per square foot calculations as of December 31, 1997 are calculated taking the total dollars anticipated to be expended on tenant improvements for tenants taking occupancy during the year ended December 31, 1997, divided by the total square footage being improved or total building square footage. The actual amounts expended as of December 31, 1997 for revenue enhancing and non-revenue enhancing renewal and released space were $18.4 million, $12.4 million and $33.5 million, respectively.

(2) The per square foot calculations as of December 31, 1996 are calculated taking the total dollars anticipated to be expended on tenant improvements in process at December 31, 1996, divided by the total square footage being improved or total building square footage. The actual amounts expended as of December 31, 1996 for revenue enhancing and non-revenue enhancing renewal and retenanted space were approximately $30.6 million, $14 million and $20.8 million, respectively.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations. The majority of any necessary system changes will be upgraded in the normal course of business. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

INFLATION

Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes (except, in the case of certain California leases, which limit the ability of the landlord to pass through to the tenants the effect of increased real estate taxes attributable to a sale of real property interests) and operating expenses over a base amount. In addition, many of the office leases provide for fixed increases in base rent or indexed calculations (based on the Consumer Price Index or other measures). The Company believes that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.


FUNDS FROM OPERATIONS

Management of the Company believes Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), to be an appropriate measure of performance for an equity REIT. While Funds from Operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles ("GAAP"), and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of the Company.

     The following table reflects the calculation of the Company's and Equity Office Predecessor's combined Funds from Operations for the years ended December 31, 1997, 1996 and 1995 on an historical basis.

                                                                        Years ended December 31,
(Dollars in thousands)                                            1997         1996         1995
------------------------------------------------------------------------------------------------

Income before income from investment in unconsolidated
   joint ventures, gain on sales of real estate,
   extraordinary items and minority interests                 $140,681      $68,080       $3,012

Add back (deduct):
   (Income) allocated to minority interests                     (1,701)      (2,086)      (2,129)
   Income from investment in unconsolidated joint ventures       5,155        2,093        2,305
   Provision for value impairment                                   --           --       20,248
   Depreciation and amortization (real estate related)         130,465       92,373       72,668
   Net amortization of loan premiums and discounts               2,324           --           --
   Preferred dividends                                            (649)          --           --
------------------------------------------------------------------------------------------------
Funds from Operations before effect of adjusting
   straight-line rental revenue and expenses included in
   Funds from Operations to a cash basis(1)                    276,275      160,460       96,104
------------------------------------------------------------------------------------------------
   Deferred rental revenue                                     (27,740)     (18,427)     (12,663)
   Deferred rental expense                                       2,206          788           --
------------------------------------------------------------------------------------------------
Funds from Operations excluding straight-line rental
   revenue and expense adjustments                            $250,741     $142,821      $83,441
================================================================================================
CASH FLOW PROVIDED BY (USED FOR):
   Operating Activities                                       $286,714     $165,975      $93,878
   Investing Activities                                    $(2,163,340)   $(924,227)   $(380,615)
   Financing Activities(2)                                  $1,876,197   $1,057,551     $276,513

(1) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(2) For the year ended December 31, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements and Schedule on page F-1 of this Form
     10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

     COMPENSATION COMMITTEE. The members of the Compensation Committee, none of whom is either an officer or employee of the Trust, are Ms. Rosenberg and Messrs. Harper and McKown. Mr. Harper is the Chairman of the Compensation Committee. The Compensation Committee determines compensation for the Trust's executive officers. The Compensation Committee reviews and makes recommendations concerning proposals by management with respect to compensation, bonuses, employment agreements and other benefits and policies respecting such matters for the executive officers of the Trust. The Compensation Committee held four meetings in 1997.

     AUDIT COMMITTEE. The members of the Audit Committee, none of whom is either an officer or employee of the Trust, are Messrs. Dobrowski, Goodyear and Reinsdorf. Mr. Goodyear is the Chairman of the Audit Committee. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and nonaudit fees and reviews the adequacy of the Trust's (and the Company's) internal accounting controls. The Audit Committee held two meetings in 1997.

     The Trust does not have a nominating committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company to report, based on its review of reports to the SEC about transactions in its Units furnished to the Company and written representations of the trustees and executive officers of the Company, that, for 1997, each of Messrs. Zell, Callahan, Steele, Kincaid, Stevens, Johnson, Dobrowski, Harper, Linneman, Reinsdorf, Goodyear and McKown and Ms. Rosenberg did not file a Form 3 reporting his or her initial ownership of Units. These Forms 3 will be filed by each of the foregoing.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF THE TRUST'S BOARD OF TRUSTEES; PAYMENT IN COMMON SHARES

     The Trust paid each of its non-employee trustees a pro rated fee in 1997 of $20,000. For the full year of 1998, the Trust expects to pay each of its non-employee trustees an annual fee of $40,000. In addition, non-employee trustees who serve on the Executive Committee, Compensation Committee or Audit Committee receive an additional $1,000 per annum for each committee on which they serve. Committee chairs receive an additional $500 per annum. These fees have been and generally are expected to be paid in Common Shares. Trustees who are employees of the Trust are not paid any trustees' or committee fees. The Trust reimburses its trustees for travel expenses incurred in connection with their activities on behalf of the Trust.

     Upon the effective date of the Trust's initial public offering in July 1997 (the "IPO"), Mr. Zell and Ms. Rosenberg received grants of options to purchase 200,000 and 50,000 Common Shares, respectively, at $21.00 per share, which options will vest in three equal annual installments (rounded to the nearest whole Common Share) over three years. After the IPO, each trustee (other than Messrs. Zell and Callahan and Ms. Rosenberg) received a grant of options to purchase 10,000 Common Shares at the IPO price. Under the Trust's Amended and Restated 1997 Employee Share Option and Share Award Plan (the "Employee Plan"), each trustee then in office (including Messrs. Zell and Callahan and Ms. Rosenberg for the years after 1997) will receive an annual grant of options to purchase 10,000 Common Shares at the then current market price on the date of the meeting of the Board of Trustees held immediately after the annual meeting of the Trust Shareholders. These grants of options to purchase 10,000 Common Shares will vest as follows: options for 3,333 Common Shares will vest six months after the grant date, options for an additional 3,333 Common Shares will vest on the first anniversary of the grant date, and options for the remaining 3,334 Common Shares will vest on the second anniversary of the grant date. Trustees who perform other functions for the Trust may receive additional options under the Employee Plan.

     On February 17, 1998, the Compensation Committee granted fully vested options to purchase 500,000 Common Shares to Mr. Zell, 94,500 Common Shares to each of Ms. Rosenberg and Mr. Harper and 47,250 Common Shares to each of Messrs. Dobrowski, Linneman, Reinsdorf, Goodyear and McKown, at an exercise price of $29.50 per share.

                             EXECUTIVE COMPENSATION

     The following tables show information with respect to the annual compensation (including option grants) for services rendered to the Trust for the fiscal year ended December 31, 1997, by the chief executive officer and those persons who were, at December 31, 1997, the other four most highly compensated executive officers of the Trust.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                     Long-Term Compensation
                                  ----------------------------  ----------------------------------------------
                                                                          Awards                    Payouts
                                                                --------------------------        ------------
                                                                Restricted      Securities          Long-Term
                                                                  Share         Underlying          Incentive          All Other
      Name and                  Salary           Bonus           Award(s)       Options              Payouts         Compensation
 Principal Position    Year     ($)(1)          ($)(2)           ($)(3)        Granted (#)(4)          ($)             ($)(5)
---------------------  ----     ------         --------         ---------      --------------       ---------       --------------
Timothy H. Callahan,
President and Chief
Executive Officer       1997    $600,000      $1,050,000        4,976,875           450,000             0               $9,600

Michael A. Steele,
Chief Operating
Officer and Executive
Vice President-Real
Estate Operations       1997     265,000         525,000        1,523,375           250,000             0                9,600

Richard D. Kincaid,
Executive Vice
President and Chief
Financial Officer       1997     235,000         465,000        1,523,375           250,000             0                9,600

Stanley M. Stevens,
Executive Vice
President and Chief
Legal Counsel           1997     325,000         375,000          627,000           225,000             0                9,600

Jeffrey L. Johnson,
Senior Vice President
and Chief Investment
Officer                 1997     225,000         275,000          330,000           183,500             0                9,600


(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers.

(2) Cash bonuses are reported in the year earned, even if paid in a subsequent year.

(3) On September 22, 1997 and December 16, 1997, the Compensation Committee of the Board of Trustees granted restricted shares to certain of the Trust's executive officers pursuant to the Employee Plan. Mr. Callahan was granted awards of 85,000 and 70,000 Common Shares, respectively, and Mr. Steele and Mr. Kincaid were each granted awards of 17,000 and 30,000 Common Shares, respectively. In addition, on December 16, 1997, the Compensation Committee of the Board of Trustees granted Mr. Stevens an award of 19,000 Common Shares and Mr. Johnson an award of 10,000 Common Shares. These awards will vest over a five-year period after being granted (50% after year three, 25% after year four, and 25% after year five). The dollar value shown in the table for the restricted Common Shares is based on the closing prices of the Common Shares on September 22, 1997 and December 16, 1997, the dates of grant. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the Common Shares. The total number of restricted Common Shares held by each named executive officer and the value of such restricted shares at December 31, 1997, the last trading day of the year, was as follows:

                        Number of
                        Restricted           Value at
Name                  Common Shares    December 31, 1997 ($)
----                 ----------------  ---------------------
Timothy H. Callahan      155,000            $4,892,188
Michael A. Steele         47,000             1,483,438
Richard D. Kincaid        47,000             1,483,438
Stanley M. Stevens        19,000               599,688
Jeffrey L. Johnson        10,000               315,625

     Distributions are paid on all restricted Common Shares at the same rate as on unrestricted Common Shares.

(4)  Securities underlying options are reported in the year granted.

(5) Includes employer matching and profit-sharing contributions to the Trust's 401(k) Retirement Savings Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                         PERCENT OF
                                           TOTAL
                                          OPTIONS
                                         GRANTED TO                                                   POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF        EMPLOYEES                                              ASSUMED ANNUAL RATES OF COMMON SHARE
                        SECURITIES         AND               EXERCISE                                PRICE APPRECIATION FOR OPTION
                        UNDERLYING        TRUSTEES           PRICE PER                                           TERM(1)
                         OPTIONS          IN FISCAL           COMMON                            ------------------------------------
       NAME             GRANTED(2)          YEAR             SHARE(3)   EXPIRATION DATE               5%(4)                 10%(5)
       ----            -----------       -----------        ----------  ---------------             ----------           ----------
Timothy H. Callahan        200,000            9.6%           $21.00     July 7, 2007                $2,642,000           $6,694,000
                           250,000                            33.00     December 16, 2007            5,187,500           13,147,500

Michael A. Steele          150,000            5.3             21.00     July 7, 2007                 1,981,500            5,020,500
                           100,000                            33.00     December 16, 2007            2,075,000            5,259,000

Richard D. Kincaid         150,000            5.3             21.00     July 7, 2007                 1,981,500            5,020,500
                           100,000                            33.00     December 16, 2007            2,075,000            5,259,000

Stanley M. Stevens         150,000            4.8             21.00     July 7, 2007                 1,981,500            5,020,500
                            75,000                            33.00     December 16, 2007            1,556,250            3,944,250

Jeffrey L. Johnson         125,000            3.9             21.00     July 7, 2007                 1,651,250            4,183,750
                            58,500                            33.00     December 16, 2007            1,213,875            3,076,515

(1) In accordance with the rules of the SEC, these amounts are the hypothetical gains or "option spreads" that would exist for the respective options based on assumed rates of annual compound share price appreciation of 5% and 10% from the date the options were granted over the full option term. No gain to the optionee is possible without an increase in the price of Common Shares, which would benefit all Shareholders.

(2) All options were granted at the fair market value of the Common Shares at the date of grant. Options granted are for a term of not more than ten years from the date of grant and vest in three equal annual installments (rounded to the nearest whole Common Share) over three years.

(3) The exercise price for the initial grant of options on July 7, 1997 was based on the IPO price. The exercise price for the grant of options on December 16, 1997 was the closing price of the Common Shares on the date of grant.

(4) An annual compound share price appreciation of 5% from the IPO price of $21.00 and the December 16, 1997 closing price of $33.00 per Common Share yields a price of $34.21 and $53.75 per Common Share, respectively.

(5) An annual compound share price appreciation of 10% from the IPO price of $21.00 and the December 16, 1997 closing price of $33.00 per Common Share yields a price of $54.47 and $85.59 per Common Share, respectively.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                           Number of             Value of
                     Securities Underlying     Unexercised
                          Unexercised          In-the-Money
                          Options at            Options at
                      Fiscal Year-End(#)    Fiscal Year-End($)
                         Exercisable/          Exercisable/
       Name              Unexercisable       Unexercisable(1)
-------------------  ---------------------  ------------------
Timothy H. Callahan        0/450,000           0/2,112,500

Michael A. Steele          0/250,000           0/1,584,375

Richard D. Kincaid         0/250,000           0/1,584,375

Stanley M. Stevens         0/225,000           0/1,584,375

Jeffrey L. Johnson         0/183,500           0/1,320,313

-----------------------
(1) Represents the market value of a Common Share at December 31, 1997 ($31.5625) less the exercise price of in-the-money options.


     Notwithstanding anything to the contrary set forth in any of the Trust's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that might incorporate future filings, including this Proxy Statement, in whole or in part, the Compensation Committee Report on Executive Compensation presented below and the Performance Graph following such report shall not be incorporated by reference into any such future filings.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board consists of the independent trustees of the Trust listed below. The Committee's functions include the review and approval of the Trust's executive compensation structure and overall benefits program. The purpose of the Trust's executive compensation program is to establish and maintain a performance and achievement oriented environment throughout the Trust so that the interests of its executives are aligned with the interests of the Trust's Shareholders. The program emphasizes the development of the Trust so as to achieve and sustain above average growth in earnings with excellence in management. With this emphasis in mind, the program is designed so that executives may earn higher than average total compensation (base salary plus bonus) for an above-average job performance. At the end of 1997, the Trust engaged the services of an independent consulting firm, FPL Associates Consulting, to advise the Trust as to the appropriate methods and amounts of compensation for its executive officers. The Trust's overall compensation structure is reviewed annually, using outside executive compensation surveys of the (i) real estate industry in general; (ii) REITs in particular; and (iii) other large profitable corporations outside the real estate area, to ensure that it remains competitive. There are four major components of executive compensation: (i) base salary; (ii) bonuses; (iii) performance based shares; and (iv) share option awards. Each of these components is further discussed below.

     Base Salary. Positions are classified within the salary structure on the basis of assigned responsibilities and on an evaluation of the latest survey information available, as to appropriate compensation levels. The Trust has established a range of earnings opportunities for each position within the Trust. The mid-point of the salary range will be dependent upon the market value of the position responsibilities and the value that the Trust determines is appropriate to reinforce the achievement of its goals and objectives. Each salary range has three defined points of reference: (i) minimum or the lowest salary to be paid to a qualified incumbent; (ii) mid-point or the middle position of the salary range established with reference to the market value and objectives of the Trust; and
(iii) maximum or the highest amount to be paid to an incumbent in this position. Where salary information is unavailable for a particular position, salary grade assigned is based on other positions having similar responsibilities within the Trust and in companies with comparable revenues. Individual base salaries are reviewed at least annually. Salary increases are granted based on each executive's performance as well as such executive's position in the applicable salary range.

     Bonus. The objectives underlying the Trust's bonus program are to motivate all employees by more closely linking bonus awards to value added for the Trust's Shareholders, and promote a culture of performance and ownership among the Trust's managers. Executive officers' mid-term incentives are accomplished by tying the executive officers' performance to the continued performance of the Trust. The Trust accomplishes this by awarding the Chief Executive Officer and each other executive officer some of his or her bonus, as determined by the Compensation Committee, in Common Shares. The Compensation Committee believes that having its executive officers "invest" a portion of their bonuses in Common Shares facilitates better alignment of the executive officer's compensation with the performance of the Trust's Common Shares.

     Performance Management Plan. The Performance Management Plan is designed to focus the Trust's key employees eligible under this plan on achieving a high level of total return (i.e., share appreciation and distributions) to the Trust's Shareholders, and to encourage such key employees to continue their employment with the Trust. The Performance Management Plan recognizes three aspects of performance which are corporate, team and individual. Corporate refers to the overall Trust's performance measures and is the primary dimension utilized to determine executive and senior management incentive awards. Team refers to key functional or departmental performance measures. This dimension is utilized to link individuals to the performance of their collective work group or assigned geographic territory, and is intended to foster cooperation within the Trust. Individual performance refers to specific performance measures developed for each individual participant in the plan. This dimension is intended to motivate individuals to achieve a high level of individual success and personal contribution. As a general rule, the more senior positions have their annual incentives weighted more heavily toward the achievement of corporate and team performance. Performance levels for each performance measure are identified that correspond to a threshold, target and maximum performance level. Threshold performance signifies a solid achievement but falls short of objectives. This performance level must be achieved before any bonus is earned. Target performance signifies achievement which meets the business objectives set by the Trust. High performance signifies a significant achievement and would be considered exceptional performance by industry standards.

     Share Options. The Compensation Committee recognizes that while the bonus program provides rewards for positive short-term and mid-term performance, the interests of Shareholders are best served by giving key employees the opportunity to participate in the appreciation of the Trust's Common Shares through the granting of share options. The Compensation Committee believes that, over an extended period of time, share performance will, to a meaningful extent, reflect executive performance and that such arrangements further reinforce management goals and incentives to achieve Shareholder objectives. All employee share options granted to date vest over a period of three years at a rate of one third of such grant each year, thereby encouraging the retention of key employees who receive awards. The amount of share options awarded each employee was determined utilizing the aforementioned employee compensation surveys, an assessment of the employee's achieved performance goals and objectives and the size of previous grants made to the employee.

     Chief Executive Officer's Compensation. Based on the executive compensation surveys and the Trust's financial performance in 1997, the Compensation Committee believes that the salary, bonus, performance shares and option grants of Mr. Callahan, the Chief Executive Officer and President of the Trust, are fair and competitive and that the Trust's overall executive compensation ranks in the upper quartile among the general real estate industry and among REITs. This ranking correlates with the excellent financial performance of the Trust in 1997 when compared against that of other REITs.
The Trust accomplished its main goals in 1997 by increasing its net income and funds from operations per Common Share, strengthening its balance sheet and diversifying its portfolio across the United States, which provides stability in cash flows and insulation against regional economic downturns. During Mr. Callahan's tenure as Chief Executive Officer and President, the Trust has become the largest REIT owner and operator of office buildings. The key performance measure the Compensation Committee used to determine Mr. Callahan's 1997 compensation was that the Trust's financial performance in 1997 was in the top quartile in
almost   every financial category as compared to other REITs, due in large part to Mr. Callahan's leadership, foresight and experience. The Compensation Committee noted the following factors in support of its conclusion:

      - Distributions per Common Share of $1.20 on an annualized basis;
      -    Continued superior return to the Trust's common
           Shareholders as the price of the Trust's Common Shares appreciated 52.89% during 1997;
      - Strong financial performance, with a $115.8 million increase in funds from operations over 1996 and a total market capitalization of $13.3 billion at December 31, 1997; and
      - Continued growth in the square footage of owned office buildings from 29.2 million in 1996 to 65.3 million in 1997, a 124% increase.

     Based on the Trust's excellent performance in 1997, the Compensation Committee believes that the compensation program properly rewards its employees for achieving improvements in the Trust's performance and serving the interest of its Shareholders.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a Federal income tax deduction for compensation in excess of $1 million paid in any year to the Trust's Chief Executive Officer and four other highest paid executive officers who are employed by the Trust on the last day of a taxable year. Section 162(m), however, does allow a deduction for payments of "performance based" compensation which includes most share option and other incentive arrangements, the material terms of which have been approved by Shareholders. Awards under the Trust's Employee Plan may, but need not, satisfy the requirements of Section 162(m). Options under the Employee Plan that have an exercise price equal to grant date fair market value and that vest based solely on continued employment qualify as "performance-based compensation." However, options and other awards under the Employee Plan that are conditioned on achievement of performance targets do not qualify as performance-based compensation, because Shareholders have not been asked to vote on those targets. The Trust believes that because it qualifies as a REIT under the Code and therefore is not subject to Federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) would not have an adverse financial consequence to the Trust, provided the Trust distributes 100% of its taxable income.


                            Respectfully submitted,

                         James D. Harper, Jr., Chairman
                               Sheli Z. Rosenberg
                                David K. McKown


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee members are Messrs. Harper and McKown and Ms. Rosenberg.

     Mr. Zell and Ms. Rosenberg serve as members of the board of directors of EGI, as well as numerous other non-public companies owned in whole or in part by Mr. Zell or his affiliates (the "Equity Group Companies"), which companies do not have compensation committees. Ms. Rosenberg is the President and Chief Executive Officer of EGI and, with respect to the Equity Group Companies, the directors and executive officers of those companies include Mr. Zell and Ms. Rosenberg.

     For a description of certain transactions with Board members or their affiliates, see "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of March 1, 1998, information regarding the beneficial ownership of the Company's Units by each person, in addition to the Trust which owned 89.62% of the oustanding Units, known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Units, each trustee of the Trust, the Trust's five most highly compensated executive officers at year end, and by the trustees and named executive officers as a group.

                                       NUMBER OF UNITS       PERCENTAGE OF ALL
              NAME (1)                BENEFICIALLY OWNED         UNITS (2)
------------------------------        --------------------- -------------------
Samuel Zell (3)                            6,048,130                2.17%
Sheli Z. Rosenberg(4)                      6,048,130                2.17
H. Jon Runstad(5)                          2,698,445                   *
Edwin N. Sidman(6)                           825,808                   *
Timothy H. Callahan                             --                    --
Michael A. Steele                               --                    --
Richard D. Kincaid                              --                    --
Stanley M. Stevens                              --                    --
Jeffrey L. Johnson                              --                    --
Thomas E. Dobrowski                             --                    --
James D. Harper, Jr.                            --                    --
Peter Linneman                                  --                    --
Jerry M. Reinsdorf                              --                    --
William M. Goodyear                             --                    --
David K. McKown                                 --                    --
All trustees and named executive
  officers as a group (15 persons)         9,572,883                3.43%

-----------------------
*  Less than 1%.

(1) The business address of each of these individuals is Two North Riverside Plaza, Chicago, Illinois 60606.

(2)  Assumes a total of 279,321,945 Units outstanding as of March 1, 1998.

(3) Includes 6,048,130 Units held by EGI Holdings, Inc., EGIL Investments, Inc., Samstock/ZFT, L.L.C. and Samstock/Alpha, L.L.C., which may be deemed to be beneficially owned by Mr. Zell; however, Mr. Zell disclaims beneficial ownership of 1,868,719 Units.

(4) Includes 6,048,130 Units held by EGI Holdings, Inc., EGIL Investments, Inc., Samstock/ZFT, L.L.C. and Samstock/Alpha, L.L.C., which may be deemed to be beneficially owned by Ms. Rosenberg as she is a director, and/or executive officer of the ultimate general partners of such entities, or a director, and/or executive officer of such entities; however, Ms. Rosenberg disclaims beneficial ownership of 6,048,130 of such Units.

(5) Includes 2,615,700 Units held by Wright Runstad Asset Management L.P. and Wright Runstad Holdings L.P., which may be deemed to be beneficially owned by Mr. Runstad.

(6) Includes 652,718 Units held by The Leventhal Family Limited Partnership (the "Partnership"). Paula Sidman, Mr. Sidman's spouse, is a general partner of the Partnership. Mrs. Sidman disclaims beneficial ownership of the Units beneficially owned by the Partnership except for the Units in which she has a pecuniary interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORMATION TRANSACTIONS

     BACKGROUND. The Trust was formed pursuant to the consolidation (the "Consolidation") in July 1997 of the ownership of the Properties (as defined below) owned by the four Zell/Merrill Lynch institutional real estate investment funds (each a "ZML Fund" and collectively, the "ZML Funds") and the office property management business of EOH and the office property asset management business and the parking asset management business of EGI and EOH relating to the Properties that were contributed to the Trust in the Consolidation (the "Management Business") owned by the Equity Group (as defined below). The ZML Funds were formed during the period from 1988 to 1996 to acquire, improve, own, manage, operate and dispose of primarily office properties.

     Each ZML Fund consisted of (i) a limited partnership organized under the laws of the State of Illinois (each a "ZML Opportunity Partnership"), (ii) a general partner of such ZML Opportunity Partnership (each a "ZML Partner") which was controlled by Mr. Zell and in which Merrill Lynch & Co. ("Merrill Lynch") was a limited partner and (iii) a Delaware corporation or Maryland real estate investment trust (each a "ZML REIT"), as the case may be, that served as the majority limited partner in ZML Opportunity Partnerships I and II and the sole limited partner in ZML Opportunity Partnerships III and IV. There were several institutional investor limited partners in ZML Opportunity Partnerships I and II (collectively, "Investor Limited Partners") in addition to ZML REITs I and II. All of the Investor Limited Partners were given an opportunity to convert their interest into an interest in the corresponding ZML REIT in connection with the Consolidation (which interests were subsequently converted into Common Shares as described below), and all but one Investor Limited Partner (in ZML Opportunity Partnership II) elected to do so.

     CONSOLIDATION. In advance of or simultaneous with the IPO, the Trust and the Company engaged in the transactions described below, which were designed to consolidate the ownership of the office properties (the "Office Properties") owned by the ZML Funds or in which the ZML Funds had an interest, the stand-alone parking facilities owned by the Trust (the "Parking Facilities" and together with the Office Properties, the "Properties") and the Management Business, to facilitate the IPO and to enable the Trust to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 1997.

      - The ZML Opportunity Partnerships, the predecessor owners of the Office Properties and Parking Facilities that comprised the Company's initial portfolio, contributed to the Company all of their interests in such Office Properties and Parking Facilities.

      - The ZML REITs (each a majority or sole limited partner of a ZML Opportunity Partnership) merged into the Trust, with the Trust succeeding to their interest in, and also becoming the managing general partner of, the ZML Opportunity Partnerships.

      - Certain entities (collectively, the "Equity Group") owned directly or indirectly by certain trusts (together with certain partnerships comprised of such trusts, the "Equity Group Owners") established for the benefit of the families of Mr. Zell and of Mr. Robert Lurie, the deceased former partner of Mr. Zell, contributed to the Company substantially all of the interests in the Management Business.

      - Shareholders in the ZML REITs received Common Shares in exchange for their interests in the ZML REITs.

      -    Partners in the ZML Opportunity Partnerships (including the
           Trust as the successor to the ZML REITs) received Units (to be distributed over the two-year period ending July 11, 1999). Such Units are intended to correspond in value to, and be exchangeable commencing two years following the closing of the IPO for, Common Shares or, at the Trust's option, cash equal to the fair market value of such Common Shares.

      - Units in the Company were issued to the Equity Group in exchange for the Management Business, which Units will be exchangeable for Common Shares, or, at the Trust's option, the cash equivalent thereof, commencing one year following the closing of the IPO.

      -    The Management Business made a distribution to the Equity
           Group Owners of cash on hand from pre-closing operations, which funds were not acquired by the Trust pursuant to the Consolidation. Affiliates of Mr. Zell received approximately $11.4 million of such distribution.

      - The Company and EOH transferred that portion of the Management Business that relates to property management of the properties in which the Company does not own an interest and the Properties which are held in partnerships or subject to participation agreements with unaffiliated third parties to Equity Office Properties Management Corp. ("EOP Management Corp."), in which the Company now owns nonvoting stock representing 95% of the equity interest and EOH owns all of the voting stock, representing 5% of the equity interest.

LEASES AND PARKING OPERATIONS

     The Trust leases office space owned by Two North Riverside Plaza Joint Venture, a partnership comprised of trusts established for the benefit of the families of Mr. Zell and Mr. Lurie, at Two North Riverside Plaza, Chicago, Illinois 60606. In addition, EGI, an entity owned by the Equity Group Owners, and its affiliates has in the past provided the Trust and its predecessors with certain administrative, office facility services and other services with respect to certain aspects of the Trust's business, including, but not limited to, financial and accounting services, tax services, investor relations, and other services. The Trust paid approximately $12,786,000 and $12,684,700 during the years ended December 31, 1996 and 1997, respectively, to EGI and its affiliates for such office space and services, which amounts were calculated to approximate a market rental rate for the office space and the actual cost of providing these services. The independent members of the Board of Trustees annually review and approve the rates charged by EGI for services rendered to the Trust.

     EQR and certain other affiliates of the Trust lease space in certain of the Office Properties. The terms of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by affiliates under their respective leases were approximately $2,959,600, $3,471,500 and $2,657,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

     SZ Parking Limited Partnership, an affiliate of the Equity Group Owners, has an indirect 10% limited partnership interest in Standard Parking Limited Partnership ("SPLP") which manages the parking operations of certain Office Properties. Management believes amounts paid to SPLP are equivalent to market rates for such services.

     The Trust entered into various lease agreements with SPLP or affiliates of SPLP whereby SPLP or its affiliates lease certain Parking Facilities from the Trust. Certain of these lease agreements provide SPLP or its affiliates with annual successive options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1997, 1996 and 1995 under these lease agreements was approximately $11,044,500, $3,161,500 and $1,691,600, respectively. In accordance with certain of these leases, the y be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid.

EQUITY GROUP DISTRIBUTIONS AND FEES

     The partners of the ZML Partners, affiliates of the Equity Group Owners, have received distributions and fees from the Trust through their ownership interests in the ZML Partners of approximately $30,322,500 and $8,603,600 for the years ended December 31, 1997 and 1996, respectively.

WRIGHT RUNSTAD ACQUISITION

     In connection with the acquisition of ten Office Properties from Wright Runstad Holdings L.P.; Wright Runstad Asset Management, L.P. and Mellon Bank, N.A., as Trustee for First Plaza Group Trust ("First Plaza") (the "Wright Runstad Acquisition"), H. Jon Runstad was elected as a trustee of the Trust effective January 1, 1998. Mr. Runstad received, directly and indirectly, 552,968 Units in exchange for his interest in the ten office properties and
Wright Runstad Asset Limited Partnership.   Also, Thomas E. Dobrowski, a
trustee of the Trust, is the managing director of real estate and alternative investments of GMIMCO, an investment advisor to several pension funds of GM and its subsidiaries and to several clients also controlled by GM, including First Plaza, which received $192.4 million in cash, 3,435,688 Common Shares and warrants to purchase 3,350,000 Common Shares in exchange for First Plaza's interest in the Office Properties acquired in the Wright Runstad Acquisition.

MISCELLANEOUS

     In March 1997, the general partners of ZML Opportunity Partnerships I and II made certain payments to the Internal Revenue Service ("IRS") in connection with closing agreements pursuant to which the IRS agreed that neither ZML REIT I nor ZML REIT II would be disqualified as a REIT as a result of certain technical violations of the REIT provisions of the Code. The amounts of such payments were $15,000 and $5,270,000, respectively, for ZML REITs I and II.

     EOP Management Company has entered into third-party management contracts, on terms equivalent to third-party transactions, with respect to properties not owned by the Trust, but that are owned or controlled by the Equity Group. Income recognized for similar services rendered for the years ended December 31, 1997, 1996, and 1995, was approximately $4,949,600, $5,120,000, and
$5,899,000, respectively.

     Rosenberg & Liebentritt, P.C., a law firm in which Ms. Rosenberg, a trustee, was a principal until September 11, 1997, received legal fees from the Trust of $3,005,700, $3,480,500 and $3,230,100 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Certain services for the Trust's tenants that may not be permissibly undertaken by a REIT are conducted through a service corporation owned entirely by affiliates of the Equity Group Owners. The Trust pays such service corporation a fee for such services. The Trust has no control over, or ownership interest in, such service corporation, which operates as an independent contractor. The Trust may terminate such services at any time upon 30-days' notice.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules: See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

(a)(3)  Exhibits:

  Exhibit No.   Description
  -----------   -----------
  4.1 * Indenture, dated as of September 2, 1997, between the Company and State Street Bank and Trust Company
  4.2 * First Supplemental Indenture, dated as of February 2, 1998, between the Company and State Street Bank and Trust Company
  4.3 * $200,000,000 6.375% Note due 2003.  A $100,000,000 6.375% Note due
          2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3, has not been filed.
  4.4 * $200,000,000 6.625% Note due 2005.  Another $200,000,000 6.625% Note
          due 2005, identical in all material respects to the Note filed as
          Exhibit 4.4, has not been filed.
  4.5 * $200,000,000 6.750% Note due 2008.  A $100,000,000 6.750% Note due
          2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5, has not been filed.
  4.6 * $200,000,000 7.250% Note due 2018.  A $50,000,000 7.250% Note due 2018,
          identical in all material respects other than principal amount to the Note filed as Exhibit 4.6, has not been filed.
  4.7 * $200,000,000 6.376% MandatOry Par Put Remarketed Securities(SM) due 2012. A $50,000,000 6.376% MandatOry Par Put Remarketed Securities(SM) due 2012, identical in all material respects to the note filed as Exhibit 4.7, has not been filed.

  4.8 * $30,000,000 7.24% Senior Note due 2004
  4.9 * $50,000,000 7.36% Senior Note due 2005
 4.10 * $50,000,000 7.44% Senior Note due 2006
 4.11 * $50,000,000 7.41% Senior Note due 2007
 4.12 * Registration Rights Agreement, dated as of February 12, 1998, among the Company, and (i) in the case of the 6.375% Notes due 2003, the 6.625% Notes due 2005 and the 7.250% Notes due 2018, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Lehman Brothers Inc. ("Lehman"), J.P. Morgan Securities Inc. ("J.P. Morgan"), Salomon Brothers Inc ("Salomon") and UBS Securities LLC, (ii) in the case of the 6.750% Notes due 2008, Merrill Lynch, Lehman, J.P. Morgan and BancAmerica Robertson Stephens and (iii) in the case of the 6.376% MandatOry Par Put Remarketed Securities(SM) due February 15, 2012, Merrill Lynch
 10.1 * Agreement of Limited Partnership of the Company, as amended
 10.2 * Contribution Agreement, dated as of April 30, 1997, among the Company and the persons named therein
 10.3 Agreement and Plan of Merger, dated September 15, 1997, as amended, among the Company, the Trust, Beacon and Beacon Partnership (Incorporated herein by reference to Exhibit 2.1 to the Trust's Current Report on Form 8-K dated September 15, 1997)
 24.1   Power of Attorney (included in signature page)
 27.1   Financial Data Schedule

 __________________
 * Incorporated herein by reference to the same-numbered exhibit to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(b)  Reports on Form 8-K:
                  - Dated October 1, 1997 including Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:

                  - Pro forma condensed combined financial statements of the Company as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996.
                  - Combined Statements of Revenue and Certain Expenses of the Columbus America Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Prudential Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.
                  - Statements of Revenue and Certain Expenses of 550 South Hope Street for the year ended March 31, 1997 (audited) and the period from April 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 24, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Acorn Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.
                  - Combined Statements of Revenue and Certain Expenses for 10 & 30 South Wacker Drive for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.
            -    Dated December 17, 1997 including Item 2
                 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:
                  - Pro forma condensed combined financial statements of the Company as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996.
                  - Statements of Revenue and Certain Expenses of One Lafayette Centre for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Acorn Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the PPM Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated January 22, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Wright Runstad Properties for the year ended September 30, 1996 (audited) and the period from October 1, 1996 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 26, 1997.

      (c)  Exhibits:
           See Item 14(a)(3) above.

      (d)  Financial Statement Schedules:
           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 31st day of March, 1998.

                             EOP OPERATING LIMITED PARTNERSHIP

                             By:  Equity Office Properties Trust,
                                  its general partner


                                  By:  /s/ Timothy H. Callahan
                                      -----------------------------
                                       Timothy H. Callahan
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 31st day of March, 1998.

     Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.


     SIGNATURE                       TITLE
     ---------                       -----


/s/ Timothy H. Callahan               President, Chief Executive Officer and
--------------------------             Trustee (principal executive officer)
Timothy H. Callahan


/s/ Richard D. Kincaid                Chief Financial Officer
--------------------------             (principal financial officer and
Richard D. Kincaid                     principal accounting officer)


/s/ Samuel Zell                       Chairman of the Board of Trustees
--------------------------
Samuel Zell


/s/ Sheli Z. Rosenberg                Trustee
--------------------------
Sheli Z. Rosenberg

     SIGNATURE                       TITLE
     ---------                       -----


/s/ Thomas E. Dobrowski               Trustee
--------------------------
Thomas E. Dobrowski


/s/ James D. Harper, Jr.              Trustee
--------------------------
James D. Harper, Jr.


/s/ Peter Linneman                    Trustee
--------------------------
Peter Linneman


/s/ Jerry M. Reinsdorf                Trustee
--------------------------
Jerry M. Reinsdorf


/s/ William M. Goodyear               Trustee
--------------------------
William M. Goodyear


/s/ David K. McKown                   Trustee
--------------------------
David K. McKown


                                      Trustee
--------------------------
H. Jon Runstad


/s/ Edwin N. Sidman                   Trustee
--------------------
Edwin N. Sidman


                                 EXHIBIT INDEX
EXHIBIT NO.     DESCRIPTION                                                     PAGE NO.
-----------     -----------                                                     --------
  4.1 *   Indenture, dated as of September 2, 1997, between the Company and State
          Street Bank and Trust Company
  4.2 *   First Supplemental Indenture, dated as of February 2, 1998, between the
          Company and State Street Bank and Trust Company
  4.3 *   $200,000,000 6.375% Note due 2003.  A $100,000,000 6.375% Note due
          2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3, has not been filed.
  4.4 *   $200,000,000 6.625% Note due 2005.  Another $200,000,000 6.625% Note
          due 2005, identical in all material respects to the Note filed as
          Exhibit 4.4, has not been filed.
  4.5 *   $200,000,000 6.750% Note due 2008.  A $100,000,000 6.750% Note due
          2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5, has not been filed.
  4.6 *   $200,000,000 7.250% Note due 2018.  A $50,000,000 7.250% Note due 2018,
          identical in all material respects other than principal amount to the
          Note filed as Exhibit 4.6, has not been filed.
  4.7 *   $200,000,000 6.376% MandatOry Par Put Remarketed Securities(SM) due 2012.
          A $50,000,000 6.376% MandatOry Par Put Remarketed Securities(SM) due
          2012, identical in all material respects to the note filed as Exhibit
          4.7, has not been filed.
  4.8 *   $30,000,000 7.24% Senior Note due 2004
  4.9 *   $50,000,000 7.36% Senior Note due 2005
 4.10 *   $50,000,000 7.44% Senior Note due 2006
 4.11 *   $50,000,000 7.41% Senior Note due 2007
 4.12 *   Registration Rights Agreement, dated as of February 12, 1998, among the
          Company, and (i) in the case of the 6.375% Notes due 2003, the 6.625%
          Notes due 2005 and the 7.250% Notes due 2018, Merrill Lynch, Pierce,
          Fenner & Smith Incorporated ("Merrill Lynch"), Lehman Brothers Inc.
          ("Lehman"), J.P. Morgan Securities Inc. ("J.P. Morgan"), Salomon
          Brothers Inc ("Salomon") and UBS Securities LLC, (ii) in the case of the
          6.750% Notes due 2008, Merrill Lynch, Lehman, J.P. Morgan and
          BancAmerica Robertson Stephens and (iii) in the case of the 6.376%
          Mandatory Par Put Remarketed Securities(SM) due February 15, 2012, Merrill
          Lynch
 10.1 *   Agreement of Limited Partnership of the Company, as amended
 10.2 *   Contribution Agreement, dated as of April 30, 1997, among the Company and the persons named therein
 10.3     Agreement and Plan of Merger, dated September 15, 1997, as amended, among the Company, the Trust, Beacon and Beacon Partnership
          (incorporated herein by reference to Exhibit 2.1 to the Trust's
          Current Report on Form 8-K dated September 15, 1997)
 24.1     Power of Attorney (included in signature page)
 27.1     Financial Data Schedule

 __________________
 * Incorporated herein by reference to the same-numbered exhibit to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                    PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company does not have any trustees or executive officers.

     The following table sets forth certain information with respect to the trustees, executive officers and senior officers of the Trust, which is the managing general partner of the Company, as of March 31, 1998.



NAME                 AGE   OFFICE HELD
------------------- -----  -----------------------------------------------------
Samuel Zell           56   Chairman of the Board, Trustee (term expires in 1998)
Timothy H. Callahan   47   President, Chief Executive Officer, Trustee (term
                           expires in 1999)
Michael A. Steele     51   Chief Operating Officer and Executive Vice President
                           -- Real Estate Operations
Richard D. Kincaid    36   Executive Vice President, Chief Financial Officer
Stanley M. Stevens    49   Executive Vice President, Chief Legal Counsel and
                           Secretary
Gary A. Beller        51   Executive Vice President - Parking Facilities
Jeffrey L. Johnson    38   Chief Investment Officer and Senior Vice President
                           -- Investments
David H. Crawford     41   Senior Vice President -- Administration and General
                           Counsel for Property Operations
Sybil J. Ellis        44   Senior Vice President -- Acquisitions
Frank Frankini        43   Senior Vice President -- Design & Construction
Frances P. Lewis      44   Senior Vice President -- Corporate Communications
Diane M. Morefield    39   Senior Vice President -- Finance/Capital Markets
David H. Naus         43   Senior Vice President -- Acquisitions
Michael E. Sheinkop   35   Senior Vice President -- Portfolio Management
Peter D. Johnston     40   Senior Vice President -- Southwest Region
Peter H. Adams        51   Senior Vice President -- Pacific Region
Kim J. Koehn          42   Senior Vice President -- West Region
Christopher P. Mundy  36   Senior Vice President -- Northwest Region
Arvid J. Povilaitis   37   Senior Vice President -- Central Region
Mark E. Scully        39   Senior Vice President -- Southeast Region
Sheli Z. Rosenberg    56   Trustee (term expires in 2000)
Thomas E. Dobrowski   54   Trustee (term expires in 1998)
James D. Harper, Jr.  64   Trustee (term expires in 1999)
Peter Linneman        47   Trustee (term expires in 2000)
Jerry M. Reinsdorf    62   Trustee (term expires in 1998)
William M. Goodyear   49   Trustee (term expires in 1999)
David K. McKown       60   Trustee (term expires in 2000)
H. Jon Runstad        56   Trustee (term expires in 1998)
Edwin N. Sidman       55   Trustee (term expires in 1998)

     The following is a biographical summary of the experience of the trustees, executive officers and senior officers of the Trust. Officers serve at the pleasure of the Board.

     Samuel Zell has been a trustee and Chairman of the Board of the Trust since October 1996. For more than five years, Mr. Zell has served as Chairman of the Board of Directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"). For more than five years, Mr. Zell has served as Chairman of the Boards of Directors of Anixter International Inc., a provider of integrated network and cabling solutions ("Anixter"), American Classic Voyages Co., an owner and operator of cruise lines ("ACV"), and Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"). Since March 1993, Mr. Zell has served as Chairman of the Board of Trustees of Equity Residential Properties Trust, a REIT that owns and operates multifamily residential properties ("EQR"). Since January 1995, Mr. Zell has served as a director of TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions. Since April 1996, Mr. Zell has served as a director of Ramco Energy
                                       30
plc, an independent oil company based in the United Kingdom. Since March 1997, Mr. Zell has served as a director of Chart House Enterprises, Inc., an owner and operator of restaurants. Since April 1997, Mr. Zell has served as the Chairman of the Board of Directors of Jacor Communications, Inc., an owner of radio stations ("Jacor"). Since March 1998, Mr. Zell has served as a director of Fred Meyer, Inc., a large domestic food retailer and operator of multi-department stores.

     Timothy H. Callahan has been a trustee and Chief Executive Officer and President of the Trust since October 1996. Mr. Callahan served on the Board of Managers and was the Chief Executive Officer of Equity Office Holdings, L.L.C ("EOH"), and Equity Office Properties, L.L.C., a property manager of office buildings ("EOP LLC"), from August 1996 until October 1997. Mr. Callahan was Executive Vice President and Chief Financial Officer of EGI from January 1995 until August 1996, was Executive Vice President of EGI from November 1994 through January 1995 and was Senior Vice President of EGI from July 1992 until November 1994. Mr. Callahan was a Director of MHC from May 1996 until October 1997. Mr. Callahan was Vice President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, in Youngstown, Ohio, from July 1988 until July 1992. Mr. Callahan was employed by Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Michael A. Steele has been Chief Operating Officer and Executive Vice President -- Real Estate Operations for the Trust since February 1998 and was Executive Vice President -- Real Estate Operations of the Trust from October 1996 until February 1998. Mr. Steele was President and Chief Operating Officer of EOP LLC from July 1995 until October 1997. Mr. Steele was Executive Vice President of EOH from July 1995 until October 1997. Mr. Steele was President and Chief Operating Officer of Equity Office Properties, Inc., a subsidiary of EGI which provided real estate property management services ("EOP, Inc."), from November 1993 through October 1995. Mr. Steele was President and Chief Executive Officer of First Office Management, a former division of Equity Property Management, Inc., that provided real estate property management services ("FOM"), from June 1992 until October 1993. Mr. Steele was Senior Vice President and regional director for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from April 1987 until June 1992.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of the Trust since March 1997 and was Senior Vice President and Chief Financial Officer of the Trust from October 1996 until March 1997. Mr. Kincaid was Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997. Mr. Kincaid was Senior Vice President of EGI from February 1995 until July 1995. Mr. Kincaid was Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995. Mr. Kincaid was Senior Vice President -- Finance for EGI from December 1993 until July 1994. Mr. Kincaid was Vice President -- Finance for EGI from August 1990 until December 1993. Mr. Kincaid was Vice President for Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Stanley M. Stevens has been Executive Vice President, Chief Legal Counsel and Secretary of the Trust since October 1996. Mr. Stevens was Executive Vice President and General Counsel of EOH from September 1996 until October 1997. Mr. Stevens was a vice president of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois, from December 1993 until September 1996. Mr. Stevens was a partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

     Gary A. Beller has been Executive Vice President of the Trust since March 1997. Mr. Beller has been President of Equity Capital Holdings L.L.C., the general partner of Equity Capital Holdings, L.P., an asset manager of parking facilities, since August 1997. Mr. Beller has been President of Equity Hotel Properties, Inc., a subsidiary of EGI which manages hotels, since November 1993. Mr. Beller was Senior Vice President -- Redevelopment of Equity Assets Management, Inc., a former subsidiary of EGI which provided real estate asset management services ("EAM") from October 1987 until March 1997.

     Jeffrey L. Johnson has been Chief Investment Officer and Senior Vice President -- Investments for the Trust since February 1998 and was Senior Vice President -- Investments for the Trust from October 1996 until February 1998. Mr. Johnson was Senior Vice President -- Asset Management for EOH from July 1996 until October 1997. Mr. Johnson was Senior Vice President -- Acquisitions for EOH from July 1995 until July 1996. Mr. Johnson was Senior Vice President -- Acquisitions of EOP, Inc. from December 1994 until July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until December 1994. Mr. Johnson was Vice President -- Acquisitions of EAM from September 1990 until October 1993. Mr. Johnson was an Investor and Asset Manager for Aldrich Eastman Waltch, Inc., a real estate advisor in Boston, Massachusetts, from August 1987 until August 1990. Mr. Johnson was Senior Project Manager in the real estate investment group for First Wachovia, Inc., a commercial bank in Winston-Salem, North Carolina, from July 1983 until August 1987.

     David H. Crawford has been Senior Vice President -- Administration and General Counsel for Property Operations of the Trust since March 1997. Mr. Crawford was Senior Vice President and Associate General Counsel of EOH from September 1996 until October 1997. Mr. Crawford was Senior Vice President and General Counsel of EOH from July 1995 until September 1996 and of EOP LLC from September 1996 until July 1997. Mr. Crawford was Of Counsel to Rosenberg & Liebentritt, P.C. from February 1991 until December 1996. Mr. Crawford was Senior Vice President and General Counsel of EOP, Inc. from November 1993 until July 1995. Mr. Crawford was Vice President and General Counsel of FOM from February 1991 until November 1993. Mr. Crawford was an associate at
Kirkland & Ellis, a national law firm based in Chicago, Illinois, from June 1988 until February 1991.

     Sybil J. Ellis has been Senior Vice President -- Acquisitions of the Trust since March 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOP, Inc. from July 1994 through July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994. Ms. Ellis was Vice President -- Acquisitions of EAM from March 1990 until October 1993.

     Frank Frankini has been Senior Vice President -- Design and Construction of the Trust since March 1997. Mr. Frankini was Senior Vice President -- Design and Construction of EOP LLC from July 1995 until October 1997. Mr. Frankini was Senior Vice President -- Engineering and Operations of EOP, Inc. from November 1993 until July 1995. Mr. Frankini was Senior Vice President -- Engineering and Operations of FOM from October 1990 until October 1993. Mr. Frankini was National Director of Engineering and Operations for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from October 1984 until October 1990.

     Frances P. Lewis has been Senior Vice President -- Corporate
Communications of the Trust since April 1997. Ms. Lewis was Vice President -- Corporate Communications of EGI from November 1994 until April 1997. Ms. Lewis was Vice President -- Publications of EGI from September 1988 until October 1994.

     Diane M. Morefield has been Senior Vice President -- Finance/Capital Markets of the Trust since July 1997. Ms. Morefield was Senior Manager in the Corporate Finance practice of Deloitte & Touche, a public accounting and consulting firm, from November 1994 until July 1997. Ms. Morefield was Executive Vice President of the Fordham Company, a real estate development company located in Chicago, Illinois, from November 1993 until November 1994. Ms. Morefield was Team Leader for the Real Estate Group division, in the Midwest, of Barclays Bank PLC from August 1983 until November 1993.

     David H. Naus has been Senior Vice President -- Acquisitions of the Trust since March 1997. Mr. Naus was Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997. Mr. Naus was Vice President -- Acquisitions of EOH from July 1995 until December 1995. Mr. Naus was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995. Mr. Naus was Vice President -- Acquisitions of EAM from November 1992 until November 1993. Mr. Naus was Vice President of EAM from October 1988 until November 1992.

     Michael E. Sheinkop has been Senior Vice President -- Portfolio Management of the Trust since November 1997. Mr. Sheinkop was Senior Vice President -- Divisional Manager of EOH from March 1997 until October 1997 and for the Trust from March 1997 through December 1997. Mr. Sheinkop was Senior Vice President -- Asset Management of EOH from December 1995 until February 1997. Mr. Sheinkop was Vice President -- Asset Management of EOH from July 1995 until December 1995. Mr. Sheinkop was Vice President -- Asset Management of EOP, Inc. from November 1993 until July 1995. Mr. Sheinkop was Vice President of EAM from March 1990 until November 1993.

     Peter H. Adams has been Senior Vice President - Pacific Region of the Trust since March 1998 and was Regional Vice President -- Pacific Region of the Trust from March 1997 until February 1998. Mr. Adams was Vice President -- Group Manager of EOH from July 1994 until March 1997. Mr. Adams was President of Adams Equities, a private real estate consulting firm, from 1990 to 1994.

     Peter D. Johnston has been Senior Vice President -- Southwest Region of the Trust since March 1998 and was Regional Vice President -- Southwest Region from January 1998 until February 1998. Mr. Johnston was Senior Vice President -- National Accounts from April 1993 until February 1998.

     Kim J. Koehn has been Senior Vice President -- West Region of the Trust since March 1998 and was Regional Vice President -- West Region from March 1997 until February 1998 and was also Regional Vice President -- Southwest Region from March 1997 until December 1997. Mr. Koehn was Senior Vice President --Asset Management of EOH from December 1995 to February 1997. Mr. Koehn was a Vice President of EOH from June 1993 until December 1995.

     Christopher P. Mundy has been Senior Vice President -- Northeast Region of the Trust since March 1998, and was Regional Vice President -- Northeast Region from July 1997 until February 1998. Mr. Mundy was Regional Director -- Leasing of EOH from November 1991 until July 1997.

     Arvid A. Povilaitis has been Senior Vice President -- Central Region of the Trust since March 1998 and was Regional Vice President -- Central Region from March 1997 until February 1998. Mr. Povilaitis was Vice President -- Asset Management of EOH from August 1994 until February 1997. Mr. Povilaitis was Vice President -- Investment Properties of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until August 1994. Mr. Povilaitis was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from January 1983 until January 1994, most recently serving as Second Vice President.

     Mark E. Scully has been Senior Vice President -- Southeast Region of the Trust since March 1998 and was Regional Vice President for the Southeast Region from March 1997 until February 1998. Mr. Scully was Vice President -- Regional Leasing Director of EOH from January 1995 until February 1997. Mr. Scully was Regional Leasing Director or EOH from September 1991 until December 1994.

     Sheli Z. Rosenberg has been a trustee of the Trust since March 1997.
Since November 1994, Ms. Rosenberg has been Chief Executive Officer and President of EGI. From 1980 until September 1997, Ms. Rosenberg was a principal of the law firm of Rosenberg & Liebentritt, P.C. For more than five years, Ms. Rosenberg has served on the Board of Directors of each of the following companies: EGI, AVC, and Anixter. Since March 1993, Ms. Rosenberg has been a trustee of EQR. Since 1994, Ms. Rosenberg has been a director of Jacor and since April 1997, has served as the Vice Chairman of the Board of Directors of Jacor. Ms. Rosenberg was a vice president of First Capital Benefit Administrators, Inc., a wholly owned indirect subsidiary of Great American Management and Investment, Inc., ("FCBA") which filed a Chapter 7 Bankruptcy petition on January 3, 1995, resulting in FCBA's liquidation. On November 15, 1995, an order closing the FCBA bankruptcy case was entered by the Bankruptcy Court for the Central District of California. Since August 1986, Ms. Rosenberg has been a director of MHC. Since April 1997, Ms. Rosenberg has been a director of Illinois Power Co., a supplier of electricity and natural gas in Illinois, the holding company of which is Illinova Corp., of which Ms. Rosenberg is also a director. Since May 1997, Ms. Rosenberg has been a director of CVS Corporation, a drugstore chain.

     Thomas E. Dobrowski has been a trustee of the Trust since July 1997. Since December 1994, Mr. Dobrowski has been the managing director of real estate and alternative investments of General Motors Investment Management Corporation ("GMIMCO"), an investment advisor to several pension funds of General Motors Corporation ("GM") and its subsidiaries and to several other clients also controlled by GM. Since March 1993, Mr. Dobrowski has been a director of MHC. Since April 1994, Mr. Dobrowski has been a director of Red Roof Inns, Inc., an owner and operator of hotels. Since May 1997, Mr. Dobrowski has been a director of Taubman Centers Inc., an equity REIT focused on regional shopping centers.

     James D. Harper, Jr. has been a trustee of the Trust since July 1997. Since 1982, Mr. Harper has been president of JDH Realty Co., a real estate development and investment company. Since 1988, he has been a co-managing partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. Since May 1993, Mr. Harper has been a trustee of EQR. Since 1993, Mr. Harper has been a trustee of Urban Land Institute. Since 1997, Mr. Harper has been a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California. Since June 1997, Mr. Harper has been a director of American Health Properties, Inc., a REIT specializing in health care facilities.

     Peter Linneman has been a trustee of the Trust since July 1997. Dr. Linneman has been a Professor of Finance and Public Policy at the Wharton School of the University of Pennsylvania since 1979, the Albert Sussman Professor of Real Estate at the Wharton School since 1989 and a director of the Wharton Real Estate Center since 1986. In addition, he is an Urban Land Institute Research Fellow and a member of the National Association of Real Estate Investment Trusts. Since 1986, Dr. Linneman has been a trustee of Universal Health Realty Trust, a REIT that invests in health care and human service related facilities. Since 1992, Dr. Linneman has been a trustee of Kranzco Realty Trust, a REIT that owns, develops, operates, leases, manages, and invests in neighborhood and community shopping centers and free-standing properties. From 1993 until 1997, Dr. Linneman was a trustee of Gables Residential Properties Trust, a self-administered, self-managed residential property REIT. Since 1996, Dr. Linneman has served as a director of Nevada Investment Holdings, a full service real estate company which focuses on community shopping centers. From 1993 until 1996, Dr. Linneman was Chairman of the Board of Directors of Rockefeller Center Properties, Inc., a REIT which previously held the first mortgage loan relating to Rockefeller Center in New York City.

     Jerry M. Reinsdorf has been a trustee of the Trust since July 1997. For more than five years, Mr. Reinsdorf has been the Chairman of the Chicago White Sox baseball team, the Chairman of the Chicago Bulls basketball team, and a partner of Bojer Financial Ltd., a real estate investment company located in Northbrook, Illinois. Since 1996, Mr. Reinsdorf has served as a director of LaSalle National Bank, N.A., a commercial bank in Chicago, Illinois, the holding company of which is LaSalle National Corporation, of which Mr. Reinsdorf is also a director. Since 1993, Mr. Reinsdorf has been a trustee of Northwestern University in Evanston, Illinois. Mr. Reinsdorf is a stockholder, officer and director of Jerbo Holdings I, Inc. ("Jerbo") which is the corporate general partner of a limited partnership which is the general partner of Bojer Realty Limited Partnership-I ("Bojer Realty"). Bojer Realty was a limited partner of Smith Dairy Partnership, Ltd. ("Smith Dairy") and a stockholder of the corporate general partner of Smith Dairy which filed a voluntary petition for relief under Chapter 11 Bankruptcy on January 24, 1994. On February 14, 1995, an order dismissing the Smith Dairy bankruptcy case was entered by the Bankruptcy Court for the Southern District of Florida.

     William M. Goodyear has been a trustee of the Trust since July 1997. Since July 1997, Mr. Goodyear has been Chairman of Bank of America, Illinois, the Midwest business development unit of BankAmerica Corporation, a commercial bank. Mr. Goodyear was Chairman and Chief Executive Officer of Bank of America Illinois, a subsidiary of BankAmerica Corporation, from September 1994 until June 1997, at which time it merged with Bank of America NT & SA, a subsidiary of BankAmerica Corporation. For more than two years prior to September 1994, Mr. Goodyear was a Vice Chairman and a member of the Board of Directors of Continental Bank Corporation, the parent company of Continental Bank, N.A., a commercial bank which merged into Bank of America Illinois in September 1994. Since June 1992, Mr. Goodyear has been a member of the Board of Trustees of the Museum of Science and Industry in Chicago, Illinois. Mr. Goodyear has been a member of the Board of Trustees of the University of Notre Dame since May 1996 and of Rush-Presbyterian St. Lukes Medical Center in Chicago, Illinois, since June 1996. Mr. Goodyear has been a member of the Advisory Council for the University of Chicago Graduate School of Business since September 1995.

     David K. McKown has been a trustee of the Trust since July 1997. Since 1993, Mr. McKown has been Group Executive of the Diversified Finance and Real Estate Lending Unit of BankBoston, N.A., a commercial bank. Mr. McKown was director of Loan Review for BankBoston, N.A. from 1990 until 1993. Mr. McKown serves as a Director of Electrolux Corporation.

     H. Jon Runstad was appointed a trustee of the Trust effective January 1, 1998, pursuant to a Right to Purchase Agreement dated as of December 16, 1997, executed in connection with the Wright Runstad Acquisition. Since 1971, Mr. Runstad has been President and Chief Executive Officer of Wright Runstad & Company, a Seattle, Washington based owner, manager and developer of office buildings in the western United States, primarily in the Pacific Northwest. Since 1987, Mr. Runstad has served as a member of the Board of Regents for the University of Washington. Since July 1975, Mr. Runstad has served as a trustee for the Downtown Seattle Association.

     Edwin N. Sidman was appointed a trustee of the Trust effective March 1, 1998, pursuant to the Merger Agreement. Mr. Sidman served as Chairman of the Board and a director of Beacon from 1994 until the consummation of the Beacon Merger in December 1997. He is currently the managing partner of The Beacon Companies, a private company involved in real estate investment, development and management. Prior to joining Beacon in 1971, Mr. Sidman practiced law with the predecessor to the firm of Rubin and Rudman in Boston. Mr. Sidman's professional affiliations include service as Senior Vice Chairman of the National Realty Committee. Mr. Sidman is a member of the Board of Trustees of Duke University and a member of the Board of Directors and Executive Committee for the United Way of Massachusetts Bay.

MEETINGS AND COMMITTEES OF THE EOP BOARD OF TRUSTEES

     MEETINGS. During the year ended December 31, 1997, the Board of Trustees held nine meetings. Each of the trustees who were trustees during 1997 attended over 75% of the total number of meetings of the Board and of its committees which they were eligible to attend, except for Mr. Reinsdorf who attended approximately 66% of the meetings of the Board. There are three standing committees of the Board: the Executive Committee, the Compensation Committee and the Audit Committee, which are described below.

     EXECUTIVE COMMITTEE. The members of the Executive Committee are Messrs. Zell, Callahan and Linneman. The Executive Committee has the authority within certain parameters to acquire, dispose of and finance investments for the Trust (including the issuance by the Company of additional Units or other equity interests up to $50 million in any one transaction, or up to $75 million in a series of transactions) and approve the execution of contracts and agreements, including those related to the borrowing of money by the Trust, and generally to exercise all other powers of the Board of Trustees except as prohibited by law. The Executive Committee did not hold any meetings in 1997.

INDEX TO FINANCIAL STATEMENTS

     Report of Independent Auditors                                       F-2

     Consolidated and Combined Balance Sheets of EOP Operating            F-3
        Limited Partnership and Equity Office Predecessors as of
        December 31, 1997 and 1996

     Consolidated Statements of Operations of EOP Operating               F-4
        Limited Partnership for the period from July 11, 1997 to December 31, 1997, and the Combined Statements of
        Operations of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the years ended
        December 31, 1996 and 1995

     Consolidated Statement of Changes in Partners' Capital of            F-5
        EOP Operating Limited Partnership for the period from July 11, 1997 to December 31, 1997 and the Combined
        Statements of Changes in Owners' Equity of Equity Office
        Predecessors for the period from January 1, 1997 to July
        10, 1997 and the years ended December 31, 1996 and 1995

     Consolidated Statement of Cash Flows of EOP Operating                F-6
        Limited Partnership for the period from July 11, 1997 to December 31, 1997, and the Combined Statements of Cash
        Flows of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997, and the years ended
        December 31, 1996 and 1995

     Notes to Consolidated and Combined Financial Statements              F-7

The Partners of EOP Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of EOP Operating Limited Partnership (the "Company") and the combined balance sheet of the Equity Office Predecessors, as defined in Note 1, as of December 31, 1997 and 1996, respectively, and the related consolidated statements of operations, partners' capital and cash flows of the Company for the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in
Note 1, for the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995. Our audits also included the financial statement schedule III, Real Estate and Accunmulated Depreciation. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EOP Operating Limited Partnership and the combined financial position of the Equity Office Predecessors, as defined in Note 1, at December 31, 1997 and 1996, respectively, and the consolidated results of EOP Operating Limited Partnership's operations and cash flows for the period from July 11, 1997 to December 31, 1997, and the combined results of the Equity Office Predecessors', as defined in Note 1, operations and cash flows for the period from January 1, 1997 to July 10, 1997 and for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
                                                           ERNST & YOUNG LLP


Chicago, Illinois
February 23, 1998, except for Note 25,
as to which the date is March 18, 1998

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEET
AND  EQUITY OFFICE PREDECESSORS COMBINED BALANCE SHEET

                                                                                            EOP Operating         Equity Office
                                                                                         Limited Partnership      Predecessors
                                                                                            December 31,          December 31,
(Dollars in thousands, except  Unit data)                                                       1997                  1996
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------
  Investment in real estate................................................................. $11,041,014           $3,549,708
  Accumulated depreciation..................................................................     (64,695)            (257,893)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              10,976,319            3,291,815
  Cash and cash equivalents.................................................................     228,853              410,420
  Tenant and other receivables (net of allowance for doubtful accounts of
    $675 and $55, respectively).............................................................      32,531                8,675
  Deferred rent receivable..................................................................      20,050               49,986
  Escrow deposits and restricted cash.......................................................      25,772               32,593
  Investment in unconsolidated joint ventures...............................................     387,332               26,910
  Deferred financing costs (net of accumulated amortization of $1,855 and
    $3,351, respectively)...................................................................       5,090                8,372
  Deferred leasing costs (net of accumulated amortization of $1,473 and
   $18,455, respectively)...................................................................      26,994               62,593
  Prepaid  expenses and other assets........................................................      48,731               21,201
-------------------------------------------------------------------------------------------------------------------------------
  Total Assets.............................................................................. $11,751,672           $3,912,565
===============================================================================================================================
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
  Mortgage debt (including a net premium of $1,157 and $0, respectively).................... $ 2,063,017           $1,837,767
  Unsecured notes...........................................................................     180,000                   --
  Lines of credit...........................................................................   2,041,300              127,125
  Accounts payable and accrued expenses.....................................................     260,401               81,995
  Due to affiliates.........................................................................         733                2,074
  Distribution payable......................................................................       1,191               96,500
  Other liabilities.........................................................................      45,055               29,022
-------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities.........................................................................   4,591,697            2,174,483
-------------------------------------------------------------------------------------------------------------------------------
  Commitments and contingencies (Note 24)
-------------------------------------------------------------------------------------------------------------------------------
  Minority interests-Partially Owned Properties.............................................      29,612               11,080
-------------------------------------------------------------------------------------------------------------------------------
  Owners' equity............................................................................          --            1,727,002
    8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per  Unit; 100,000,000  Units authorized, and
    8,000,000 issued and outstanding........................................................     200,000                   --
  Partners' Capital:
    General Partners........................................................................   6,205,157                   --
    Limited Partners........................................................................     725,206                   --
-------------------------------------------------------------------------------------------------------------------------------
Total Partners' Capital/Owners' Equity......................................................   7,130,363            1,727,002
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Partners' Capital/Owners' Equity...................................... $11,751,672           $3,912,565
===============================================================================================================================

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF OPERATIONS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF OPERATIONS

                                                EOP Operating
                                                   Limited
                                                 Partnership                          Equity Office Predecessors
-------------------------------------------------------------------------------------------------------------------------------
                                            for the period from   for the period from   for the year ended   for the year ended
                                               July 11, 1997 to       January 1, 1997         December 31,         December 31,
(Dollars in thousands, except Unit data)      December 31, 1997      to July 10, 1997                 1996                 1995
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Rental                                                 $314,233              $256,146             $386,481             $289,320
Tenant reimbursements                                    63,196                43,241               62,036               41,935
Parking                                                  25,960                21,091               27,253               15,390
Other                                                     3,324                 6,539               17,626               10,314
Fees from noncombined affiliates                          2,440                 2,510                5,120                5,899
Interest                                                  3,815                 9,577                9,608                8,599
-------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                     412,968               339,104              508,124              371,457
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest:
   Expense incurred                                      76,675                80,481              119,595              100,566
   Amortization of deferred financing costs               4,178                 2,771                4,275                2,025
Depreciation                                             64,695                57,379               82,905               64,716
Amortization                                              1,473                 5,884                9,057                7,415
Real estate taxes                                        47,579                34,000               52,182               37,978
Insurance                                                 3,196                 3,060                4,863                3,352
Repairs and maintenance                                  50,285                45,540               71,156               53,618
Property operating                                       54,619                44,685               72,866               56,540
General and administrative                               17,690                17,201               23,145               21,987
Provision for value impairment                               --                    --                   --               20,248
-------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                    320,390               291,001              440,044              368,445
-------------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority interests,
   income from investment in unconsolidated
   joint ventures, gain on sales of real estate and
   extraordinary items                                   92,578                48,103               68,080                3,012
Minority interests - Partially Owned Properties,
   net of extraordinary gain of $20,035 in 1995            (789)                 (912)              (2,086)              (2,129)
Income from unconsolidated joint ventures                 3,173                 1,982                2,093                2,305
Gain on sales of real estate                                126                12,510                5,338                   --
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary items                        95,088                61,683               73,425                3,188
Extraordinary items                                     (16,366)                 (274)                  --               31,271
-------------------------------------------------------------------------------------------------------------------------------
Net income                                               78,722                61,409               73,425               34,459
Preferred distributions                                    (649)                   --                   --                   --
-------------------------------------------------------------------------------------------------------------------------------
   Net income available for Units                       $78,073               $61,409              $73,425              $34,459
===============================================================================================================================
Net income available per weighted average
   Unit outstanding-Basic                                 $0.44
===============================================================================================================================
Weighted average Units outstanding-Basic            178,647,562
===============================================================================================================================
Net income available per weighted average
   Units outstanding-Diluted                              $0.43
===============================================================================================================================
Weighted average Units outstanding-Diluted          180,014,027
===============================================================================================================================

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF CHANGES IN OWNERS' EQUITY


                                                    EOP Operating
                                                       Limited
                                                    Partnership                 Equity Office Predecessors
---------------------------------------------------------------------------------------------------------------
                                                   for the period        for the period        years ended
                                                  July 11, 1997 to      January 1, 1997        December 31,
(Dollars in thousands)                            December 31, 1997    to July 10, 1997       1996        1995
---------------------------------------------------------------------------------------------------------------


PARTNERS' CAPITAL:
Balance, beginning of period                        $       --           $      --     $       --    $       --
  Net proceeds from IPO                                564,506                  --             --            --
  Contribution of net assets from Consolidation
    at fair value in exchange for Units              2,830,919                  --             --            --
  Issuance of Units and Warrants
    for acquisitions                                   357,672                  --             --            --
  Sale of Units, net                                   273,950                  --             --            --
  Issuance of Units for Beacon Merger                2,921,838                  --             --            --
  Issuance of 8.98% Series A Cumulative
    Redeemable Preferred Units                         200,000                  --             --            --
  Units issued for restricted units and
    trustee fees                                           165                  --             --            --
  Net income                                            78,722                  --             --            --
  Distributions declared to Redeemable
    Preference Interests                                  (649)                 --             --            --
  Distribution declared to partners                    (96,760)                 --             --            --
---------------------------------------------------------------------------------------------------------------
Balance, end of period                              $7,130,363          $       --     $       --    $       --
===============================================================================================================
OWNERS' EQUITY:
Balance, beginning of period/year                   $       --         $ 1,727,002     $1,089,969    $  731,098
  Contributions                                             --             285,542        661,265       337,048
  Offering expenses                                         --                  --         (1,157)         (128)
  Distributions                                             --            (189,752)       (96,500)      (12,508)
  Net income                                                --              61,409         73,425        34,459
  Contribution of Owners' Equity to the Company
    in connection with the Consolidation                    --         $(1,884,201)            --            --
---------------------------------------------------------------------------------------------------------------
  Balance, end of period/year                       $       --         $        --     $1,727,002    $1,089,969
===============================================================================================================
ALLOCATION OF PARTNERS' CAPITAL:
  General Partners                                  $  725,206         $        --     $       --    $       --
  Limited Partners                                  $6,205,157         $        --     $       --    $       --
---------------------------------------------------------------------------------------------------------------
8.98% Series A Cumulative Redeemable
    Preferred Units                                 $  200,000         $        --     $       --    $       --

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS

                                                 EOP Operating
                                                       Limited
                                                   Partnership                Equity Office Predecessors
                                             -----------------    --------------------------------------------------
                                                       for the             for the     for the year     for the year
                                                   period from         period from            ended            ended
                                              July 11, 1997 to     January 1, 1997     December 31,     December 31,
(Dollars in thousands)                       December 31, 1997    to July 10, 1997             1996             1995
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income before preferred distributions        $    78,722          $   61,409       $   73,425         $ 34,459
  Adjustment to reconcile net income
    to  net cash provided by operating
    activities:
  Depreciation and amortization                         70,346              66,034           96,237           74,156
  (Income) from unconsolidated joint
    ventures                                            (3,173)             (1,982)          (2,093)          (2,305)
  (Gain) on sales of real estate                          (126)            (12,510)          (5,338)              --
  Provision for value impairment                            --                  --               --           20,248
  Extraordinary loss from early
    extinguishments of debt                             16,366                 274               --               --
  Extraordinary (gain) on repurchase of debt                --                  --               --          (31,271)
  Provision for doubtful accounts                        1,686               1,175            2,284            2,096
  Allocation to minority interests                         789                 912            2,086            2,129
  Changes in assets and liabilities:
    Decrease (increase) in rents receivable              2,064               2,664           (1,550)          (2,998)
    (Increase) in deferred rent receivables            (21,421)             (8,061)         (20,421)         (14,413)
    (Increase) decrease in other assets                (29,551)             (8,839)          (9,747)           1,374
    Increase in accounts payable and
      accrued expenses                                  54,076               2,916           19,241            6,931
    (Decrease) increase in due to affiliates              (898)               (722)           1,235              (89)
    Increase (decrease) in other liabilities            21,874              (7,310)          10,616            3,561
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities        190,754              95,960          165,975           93,878
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Cash received from Beacon Merger                      79,786                  --               --               --
  Property acquisitions                             (1,508,928)           (531,968)        (768,906)        (317,669)
  Payments for capital and tenant improvements         (99,586)            (59,511)        (129,485)         (76,985)
  Payment of Beacon Merger costs                       (62,069)                 --               --               --
  Proceeds from sales of real estate                        --              72,078           14,502               --
  Distributions from (investments in)
    unconsolidated joint ventures                        4,571             (44,260)           1,688            2,300
  Payments of lease acquisition costs                  (15,043)             (9,260)         (29,793)         (16,106)
  Decrease (increase) in escrow deposits and
    restricted cash                                      8,997               1,853          (12,233)          27,845
--------------------------------------------------------------------------------------------------------------------
      Net cash (used for) investing activities      (1,592,272)           (571,068)        (924,227)        (380,615)
--------------------------------------------------------------------------------------------------------------------

Financing activities:
  Net proceeds from sale of Units                      838,456                  --               --               --
  Proceeds from exercise of Beacon options              68,191                  --               --               --
  Distributions to Units                               (95,569)                 --               --               --
  Capital contributions                                     --             287,949          661,265          337,048
  Capital distributions                                     --            (288,652)         (12,508)         (17,800)
  Payments for offering expenses                            --                  --           (1,157)            (128)
  (Distributions to) contributions from minority
    interests-partially owned properties                  (371)             (3,401)         (22,593)             141
  Cash contributed by Equity Office Predecessors
    in connection with Consolidation                   181,138                  --               --               --
  Proceeds from mortgage debt                           84,466             154,090          640,953          271,482
  Proceeds from unsecured notes                        180,000                  --               --               --
  Proceeds from lines of credit                      2,530,425             218,000          216,943          288,000
  Repurchase of debt                                        --                  --               --          (40,078)
  Principal payments on mortgage debt                 (838,354)            (47,472)        (254,104)        (182,244)
  Principal payments on lines of credit             (1,294,750)            (72,500)        (165,818)        (378,000)
  Payments of loan costs                                (7,039)             (1,889)          (5,430)          (1,908)
  Prepayment penalties on early extinguishments
    of debt                                            (16,247)               (274)              --               --
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities      1,630,346             245,851        1,057,551          276,513
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                          228,828            (229,257)         299,299          (10,224)
Cash and cash equivalents at the beginning
  of the period                                             25             410,420          111,121          121,345
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $228,853            $181,163         $410,420         $111,121
====================================================================================================================
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including
    capitalized interest of $1,890, $3,669, $4,640
    and $1,682, respectively                           $70,658             $82,969         $121,813         $100,700
====================================================================================================================

See accompanying notes.

NOTE 1--BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, an Illinois limited partnership, and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust"), which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust and to complete the consolidation of the Equity Office Predecessors (the "Consolidation") and its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust expects to qualify as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 95% of its taxable income and complies with a number of organizational and operational requirements (see Note 2). As of December 31, 1997, the Company owned or had an interest in 258 office properties (the "Office Properties") containing approximately 65.3 million rentable square feet of office space and owned 17 stand-alone parking facilities containing approximately 16,749 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in central business districts ("CBDs") and 50% in suburban markets.

     On July 11, 1997, the Company completed the Consolidation in connection with the IPO of the Trust, in which the Trust sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") (including 3,750,000 Common Shares relating to the underwriters overallotment option), at $21 per Common Share, generating proceeds of approximately $603.8 million. The Trust contributed the net proceeds from the IPO (after deducting the underwriting discount of approximately $39.2 million) of approximately $564.5 million to the Company in exchange for 28,750,000 units of partnership interest in the Company ("Units"). The Company used the net proceeds of the IPO, and available cash reserves to repay debt of approximately $678.4 million, of which $598.4 million was mortgage debt and $80 million was a revolving line of credit.

     Concurrent with the IPO, the Company also completed the following formation transactions which resulted in the Consolidation of the Equity Office Predecessors into the Company:
-- Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, Zell/Merrill Lynch Real Estate Opportunity Partners Partnership Limited III and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partners IV (collectively, the "ZML Opportunity Partnerships"), the predecessor owners of the Properties, contributed their interests in the Properties to the Company in exchange for 126,419,397 Units.

-- ZML Investors Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust (collectively, "ZML REITs") merged into the Trust, with the Trust succeeding to their interests in, and becoming the managing general partner of each of the ZML Opportunity Partnerships.

     Shareholders of the ZML REITs received 122,900,572 Common Shares of the Trust in exchange for their interests in the ZML REITs.

-- Equity Group Investments, Inc., an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Company in exchange for 8,358,822 Units.

-- The Company transferred a portion of the office property management business of EOH, the office property asset management business and the parking asset management business of the Equity Group that relates to the property management of the properties owned by the Equity Group, together with the 18 Properties held in partnerships or subject to participation agreements with unaffiliated parties (the "Joint Venture Properties") (collectively, the "Managed Property Business") to Equity Office Properties Management Corp., a Delaware corporation (the "EOP Management Company"), in exchange for non-voting stock representing 95% of the economic value in the EOP Management Company and EOH contributed $150,000 to the EOP Management Company in exchange for voting stock representing 5% of the economic value of the EOP Management Company.

-- ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and ZML Partners Limited Partnership IV (the "ZML Partners"), each of which is the general partner of one of the ZML Opportunity Partnerships, each transferred their 5% interest in certain corporations which owned a 1% general partnership interest in certain of the property title holding entities to a newly formed qualified REIT subsidiary of the Trust in exchange for 26,458 Common Shares.

-- The ZML Opportunity Partnerships transferred their 95% interest in certain corporations which owned a 1% general partner interest in certain of the property title holding entities to a subsidiary of the Trust in exchange for 502,740 Common Shares which in turn were contributed to the Company. Such Common Shares have been treated as treasury stock in the accompanying financial statements. The table below summarizes the ownership of the Company upon the completion of the transactions described above:

The table below summarizes the ownership of the Company upon the completion of the transactions described above:

  Ownership of EOP Operating Limited Partnership (as of IPO date):

--------------------------------------------------------------------------------
                                                   Number of Units    Percentage
--------------------------------------------------------------------------------
  Equity Office Properties Trust
    (held directly)                                     28,777,458         17.6%
  Equity Office Properties Trust (held
    through its interests in the
    ZML Opportunity Partnerships)                      122,900,572         75.1%
  ------------------------------------------------------------------------------
  Equity Office Properties Trust subtotal              151,678,030         92.7%
  ZML Partners (held through its interest
    in ZML Opportunity Partnerships)                     3,229,001          2.0%
  Other limited partner (held through its
    interest in ZML Opportunity Partnership II)            289,824          0.2%
  Equity Group Investments, Inc.                         3,737,438          2.3%
  Equity Office Holdings, L.L.C.                         4,621,384          2.8%
  ------------------------------------------------------------------------------
    Total                                              163,555,677        100.0%
  ==============================================================================

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


     The Consolidation was accounted for as a purchase in accordance with Accounting Principals Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for the transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair value as of July 11, 1997 and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     In regard to EOP Management Company, the Company owns a non-voting 95% interest but does not have legal control; however, EOP Management Company is consolidated for financial reporting purposes, the effect of which is immaterial. The remaining 5% equity and the controlling voting interest is owned by an affiliate of the Company.

     The Beacon Merger (as defined in Note 4) was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Beacon Merger was used as the valuation basis of the combination. The assets acquired and the Beacon liabilities assumed were recorded at their relative fair values as of December 19, 1997 (the "Beacon Closing Date"). The results of operations of the Beacon properties for the period from the Beacon Closing Date through December 31, 1997 are included in the Company's consolidated statements of operations and cash flows. In connection with the Beacon Merger, the Company also acquired a 99% equity interest in (but not voting-control of) Beacon Property Management Corporation ("Beacon Management Company"), which manages third-party and joint venture office and commercial space, Beacon Design Company, which provided third-party tenant design services prior to ceasing such operations upon the sale of its design service assets in 1998, and Beacon Construction Company, which provides third-party construction services and is expected to cease such operations upon completion of its existing contracts. Although the Company does not have voting control of Beacon Management Company, Beacon Design Company and Beacon Construction Company, they are consolidated for financial reporting purposes, the effect of which is immaterial. The remaining 1% equity and the controlling voting interest is owned by an affiliate of the Company.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation and the IPO included interests in the Properties of the ZML Opportunity Partnerships together with their limited and general partners (collectively, the "ZML Funds" which includes ZML Fund I, ZML Fund II, ZML Fund III and ZML Fund IV) and the Management Business. The financial statements of Equity Office Predecessors are presented on a combined basis, at historical cost, because the ZML Funds and the Management Business were under common control. Minority interests have been recorded for those entities that were not wholly owned by the ZML Funds. Where controlling interests were not held by the ZML Funds, the entities were accounted for as investments in unconsolidated joint ventures utilizing equity accounting. All intercompany transactions and balances have been eliminated in combination.

Investment in Real Estate

     Subsequent to the Consolidation, rental property and improvements, including costs capitalized during construction and other costs incurred, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

                Asset Category            Estimated Useful Life
                -----------------------------------------------
                Building                               40 years
                Building improvements                4-40 years
                Tenant improvements               Term of lease
                Furniture and fixtures               3-12 years

     During 1995, the Financial Accounting Standards Board issued Statement
No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of " ("Statement No. 121") which established accounting standards for the evaluation of the potential impairment of such assets. Statement No. 121 was adopted by Equity Office Predecessors as of January 1, 1995. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. During the year ended December 31, 1995, Equity Office Predecessors recorded a provision for value impairment of approximately $20.2 million, of which $17.5 million related to the adjustment of investment in real estate and approximately $2.7 million related to unamortized lease acquisition cost.

     For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not provided for in the statement of operations.

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Rental Income

     Certain leases of Office Properties provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants, net of reserves, which the Company expects to collect over the remaining term of these leases rather than currently ("Deferred Rent Receivable"). For existing leases at acquired properties, the term of the lease is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the periods July 11, 1997 to December 31, 1997 and January 1, 1997 to July 10, 1997 and the years ended December 31, 1996 and 1995, which were not currently collectible as of such dates, were approximately $20.0 million, $7.7 million, $18.4 million and $12.7 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase. As of December 31, 1996 cash equivalents included deposits made to a commingled bank account which was held in an affiliate's name. Such affiliate provided centralized cash management services to Equity Office Predecessors.

Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures, tenant improvements and earnest money deposits on acquisitions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Management believes that the carrying basis of the Company's long-term debt, consisting of mortgage loans, revolving bank loans and various interest rate protection agreements, approximate their respective fair market values as of December 31, 1997 and 1996, respectively. The current value of debt was computed by discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash and cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     The Company periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated finance transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on the straight-line method, which approximates the effective yield amount.

Income Taxes

     The Company is not liable for federal income taxes as the partners recognize their proportionate share of the Company's income or loss in their tax returns, therefore, no provision for federal income taxes is made in the financial statements of the Company. However, the Company is subject to certain federal and state income and franchise taxes. The Company incurred federal and state income and franchise taxes of approximately $0.2 million, $0.9 million, $1.4 million and $1.6 million for the periods July 11, 1997 to December 31, 1997 and January 1, 1997 to July 10, 1997 and the years ended December 31, 1996 and 1995, respectively, which are included in general and administrative expenses.

     Commencing with the year ended December 31, 1997, the Trust intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 1997 was approximately $7.5 billion.

Income Per Unit

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income per weighted average Unit and net income per weighted average Unit--assuming dilution amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Minority Interests - Partially Owned Properties

     The Company reflects minority interests on the balance sheet for the portion of properties, which are consolidated by the Company, that are not wholly owned by the Company. The earnings or losses therefrom have been reflected as minority interest in the Company's statements of operations.

Reclassification

     Certain reclassifications have been made to the previously reported
1996 and 1995 statements in order to provide comparability with the 1997 statements report herein. These reclassifications have not changed the 1996 and 1995 results or owners' equity.

Use of Estimates

     The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 3--INVESTMENT IN REAL ESTATE

Investment in real estate, including Office Properties and Parking Facilities, was as follows:

---------------------------------------------------------------------------
                                          EOP Operating       Equity Office
                                    Limited Partnership        Predecessors
                                           December 31,        December 31,
(Dollars in thousands)                             1997                1996
---------------------------------------------------------------------------
Land                                        $ 1,185,411          $  314,370
Building                                      9,706,956           2,871,690
Building improvements                            55,278             161,497
Tenant improvements                              89,455             196,093
Furniture and fixtures                            3,914               6,058
---------------------------------------------------------------------------
Gross investment in real estate              11,041,014           3,549,708
Accumulated depreciation                        (64,695)           (257,893)
---------------------------------------------------------------------------
Net investment in real estate               $10,976,319          $3,291,815
===========================================================================

     In connection with the initial rental operations of the 28 State Street property in Boston, the Company incurred and capitalized approximately $5.6 million and $4.7 million of interest costs in the years ended December 31, 1997 and 1996, respectively.

     During the year ended December 31, 1997, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party. The cash portions of the acquisitions were funded from the Company's lines of credit or working capital. In connection with certain of the acquisitions listed below, the Company assumed indebtedness of approximately $1.4 billion and issued Units, and the Trust issued Common Shares, preferred shares and warrants with a value of $3.4 billion.

                                                                                                 Rentable       Total Acquisition
Date Acquired     Office Property/Portfolio      Location                                     Square Feet     Cost (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
1/29/97           177 Broad Street(1)            Stamford, CT                                     187,573              $   36,254(2)
3/21/97           Preston Commons(1)             Dallas, TX                                       418,604                  55,174
4/16/97           Oakbrook Terrace Tower(1)      Oakbrook Terrace, IL                             772,928                 130,108
4/21/97           One Maritime Plaza(1)          San Francisco, CA                                523,929                  99,389
4/28/97           Smith Barney Tower(1)          San Diego, CA1                                   187,999                  35,148
4/30/97           201  Mission Street(1)         San Francisco, CA                                483,289                  74,634
6/13/97           30 North LaSalle(1)            Chicago, IL                                      925,950                 100,707
9/3/97            LL&E Tower                     New Orleans, LA                                  545,157                  61,819
9/3/97            Texaco Center                  New Orleans, LA                                  619,714                  66,819
10/1/97           Prudential Properties          Houston, TX; Dallas, TX; Philadelphia, PA      2,481,441                 284,199
10/6/97           550 South Hope                 Los Angeles, CA                                  566,434                 100,135
10/7/97           10 & 30 South Wacker Drive     Chicago, IL                                    2,003,288                 484,772(3)
10/7/97           Acorn Properties               Philadelphia, PA                                 849,867                 130,088
10/17/97          One Lafayette Centre           Washington, DC                                   314,634                  82,546
11/21/97          Acorn Properties               Philadelphia, PA                                 154,894                  17,285
11/24/97          Lakeside Square                Dallas, TX                                       392,537                  55,524
11/24/97          Fair Oaks Plaza                Fairfax, VA                                      177,917                  24,077
11/24/97          1600 Duke Street               Alexandria, VA                                    68,770                  11,038
11/25/97          LaSalle Plaza                  Minneapolis, MN                                  589,432                  96,704
12/17/97          Wright Runstad Properties      Anchorage, AK; Portland, OR; Seattle, WA       3,340,055                 640,000(4)
12/19/97          Beacon Properties              Boston, Atlanta, Chicago, Los Angeles,
                                                 San Jose and Washington, DC                   20,900,000               4,016,546
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               36,504,412              $6,602,966
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                Total Acquisition
Date Acquired     Parking Facility               Location                                  Parking Spaces     Cost (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
8/11/97           Adams Wabash Facility          Chicago, IL                                          670              $   25,212
9/3/97            601 Tchoupitoulas Garage       New Orleans, LA                                      759                  11,757
11/25/97          Stanwix Parking                Pittsburgh, PA                                       712                  17,909
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2,141              $   54,878
------------------------------------------------------------------------------------------------------------------------------------

(1)These Properties were acquired by Equity Office Predecessors. The total acquisition cost reflected above represents the cost paid by Equity Office Predecessors to acquire each respective Property. The acquisition of the Properties, or the interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation, was recorded as a purchase. Accordingly, the assets were recorded by the Company at their fair value.
(2)The total acquisition cost also included 161 residential units.
(3)The total acquisition cost includes $19.3 million related to real estate tax liabilities assumed at closing.
(4)The Wright Runstad Properties acquisition cost includes $15.0 million relating to 5,000,000 warrants which expire in December 2002, to purchase Common Shares at $39.375 per Common Share (see Note 12).

NOTE 4 -- BEACON MERGER

     On December 19, 1997, the Trust, the Company, Beacon Properties Corporation, a Maryland corporation ("Beacon") and Beacon Partnership L.P. ("Beacon Partnership") consummated the merger of Beacon with and into the Trust and Beacon Partnership with and into the Company (the

"Beacon Merger") at a cost of approximately $4.3 billion. In the Beacon Merger,
(i) the Trust issued 80,596,117 Common Shares in exchange for all of the outstanding Beacon common shares, (ii) the Trust issued 8,000,000 Series A Preferred Shares in exchange for all of the outstanding Beacon preferred shares,
(iii) the Company issued 8,570,886 Units in exchange for the outstanding common partnership units of Beacon Partnership exclusive of those held by Beacon, and
(iv) the Company issued to the Trust 80,596,117 Units in exchange for the outstanding common units of Beacon Partnership held by Beacon when it merged into the Trust and 8,000,000 Series A preferred units in exchange for the corresponding preferred Units of Beacon Partnership held by Beacon when it merged into the Trust. In addition, the Trust assumed the obligation to issue 4,732,822 Common Shares, of which 3,829,739 had been issued as of December 31, 1997 upon the exercise of certain outstanding Beacon employee stock options, which resulted in the Company issuing a corresponding number of Units to the Trust. The $4.3 billion purchase price is comprised of the following: (1) based on a Unit price of $31.30, the Units, including Units issued for stock options, were valued at approximately $2.853 billion (which is net of a reduction for cash received or to be received upon exercise of the stock options of $86 million); (2) the issuance of 8,000,000 Series A Cumulative Redeemable Preferred Units valued at their liquidation value of $200 million; (3) the assumption of approximately $627 million of secured debt and $533 million of unsecured debt;
(4) merger cost of approximately $85 million and; (5) net of the receipt of approximately $8 million of net assets.

     As a result of the Beacon Merger, the Company acquired interests in 130 Beacon properties containing approximately 20.9 million rentable square feet of office space. The Beacon properties are located in 22 submarkets in six markets:
Boston, Atlanta, Chicago, Los Angeles, San Jose and Washington, D.C. The Beacon properties, by rentable square feet, are located 65% in suburban markets and 35% in CBDs, primarily Boston. As of December 31, 1997, the Beacon properties were on a weighted average basis approximately 95% leased by a total of approximately 1,694 tenants.

     In connection with the Beacon Merger, the Company also acquired a 99% equity interest in, Beacon Management Company, which manages third-party office and commercial space, Beacon Design Company, which provided third-party and joint venture tenant design services prior to ceasing such operations upon the sale of its design service assets in 1998, and Beacon Construction Company, which provides third-party construction services and is expected to cease such operations upon completion of its existing contracts.

NOTE 5--DISPOSITIONS

     In May 1997, Equity Office Predecessors sold 8383 Wilshire, an Office Property located in Beverly Hills, California for approximately $59 million. The gain for financial reporting purposes was approximately $6.7 million.

     In January 1997, Equity Office Predecessors sold Barton Oaks Plaza II for approximately $13.5 million. The gain for financial reporting purposes was approximately $5.9 million.

     Three Lakeway is a mixed-use property, that included a 210-room hotel and an 18-story office complex. In January 1996, Equity Office Predecessors sold the condominium portion of the property which comprised the hotel. The gross sale price attributable to the land and building was approximately $14.8 million and the gain realized was approximately $5.3 million.

NOTE 6--INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     Equity Office Predecessors acquired a mortgage receivable secured by the 500 Orange Tower Office Property ("500 Orange") and purchased land underlying and adjacent to 500 Orange in July 1994, and acquired a 50% limited partnership interest in Civic Parking, L.L.C. in April 1997. On December 17, 1997, the Company, through a Noncontrolled Subsidiary, acquired a 30% noncontrolling interest in Wright Runstad Asset Limited Partnership ("WRALP") for $20.0 million and agreed to provide up to $20.0 million in additional financing or credit support for future development activities of WRALP. In connection with the Beacon Merger on December 19, 1997, the Company acquired interests in four unconsolidated joint ventures (the "Beacon Joint Ventures"). The Company's ownership in the Beacon Joint Ventures is as follows:


                                               Company's Ownership
                Property                     as of December 31, 1997
                ----------------------------------------------------
                Polk & Taylor(A)                       10%
                One Post Office(B)                     50%
                75-101 Federal Street(C)               52%
                Rowes Wharf(D)                         50%

(A) The Company owns a 1% general partner interest and a 9% limited partner interest.

(B) The Company is a general partner in the joint venture.

(C) The Company and the Trust are shareholders in the corporation (a private
REIT) which owns the property.

(D)  The Company owns a 50% interest in the first mortgage.

     These investments are accounted for utilizing the equity method of accounting. Under this method of accounting the net equity investment of the Company is reflected on the consolidated and combined balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from the unconsolidated joint ventures. As a result of purchase method accounting for the Beacon Merger and the Consolidation, any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to income from unconsolidated joint ventures over 40 years.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:


                                                                 December 31,   December 31,
(Dollars in thousands)                                                   1997           1996
--------------------------------------------------------------------------------------------
BALANCE SHEETS:

    Real Estate, Net................................................ $523,670        $26,555
  Other assets......................................................   73,450          1,017
--------------------------------------------------------------------------------------------
    Total Assets.................................................... $597,120        $27,572
============================================================================================
  Mortgage notes and loans payable.................................. $344,427        $    --
  Other liabilities.................................................   15,271            662
  Partners' and shareholders' equity................................  237,422         26,910
--------------------------------------------------------------------------------------------
    Total Liabilities and Partners' and Shareholders' Equity........ $597,120        $27,572
============================================================================================
  Company's share of equity......................................... $155,522        $26,910
  Excess of cost of investments over the net book value
    of underlying net assets, net of accumulated
    depreciation of $99.............................................  231,810             --
--------------------------------------------------------------------------------------------
  Carrying value of investments in unconsolidated joint
    ventures and corporation........................................ $387,332        $26,910
============================================================================================


                                                For the years ended December 31,
(Dollars in thousands)                          1997         1996         1995
-------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS:
  Revenues                                     $16,687      $4,775       $5,002
  Operating expenses                             4,638       1,852        1,995
  Interest expense                                 793          --           --
  Depreciation and amortization                  2,752         830          702
-------------------------------------------------------------------------------
    Net income                                 $ 8,504      $2,093       $2,305
===============================================================================
  Company's share of net income                $ 5,155      $2,093       $2,305
===============================================================================
  Company's share of depreciation and
    amortization (real estate related)         $ 1,524      $  830       $  702
===============================================================================

NOTE 7--MORTGAGE DEBT

     The Company had outstanding mortgage indebtedness of approximately $2.1 billion and $1.8 billion as of December 31, 1997 and 1996, respectively. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 1997 and 1996 were approximately $4.3 billion and $2.0 billion, respectively. During the years ended December 31, 1997 and 1996, the Company
(a) repaid approximately $885.8 million and $254.1 million, respectively, of mortgage debt with proceeds from the IPO, the credit facilities and available cash reserves; (b) assumed approximately $890.5 million and $92.1 million, respectively, of mortgage debt in connection with the acquisition of certain properties; and (c) obtained proceeds from the financing of certain properties and draws on existing mortgages totaling approximately $238.6 million and $641.0 million, respectively.

A summary of the Company's fixed and variable rate mortgage debt is as follows:

Fixed Rate Mortgage Debt

     As of December 31, 1997 and 1996, the Company had outstanding fixed rate mortgage indebtedness of approximately $2.0 billion and $1.3 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1997 and 1996, fixed interest rates ranged from 6.67% to 8.63% and 6.88% to 10%, respectively. The weighted average fixed interest rate was approximately 7.53% and 7.89% as of December 31, 1997 and 1996, respectively.

Variable Rate Mortgage Debt

     As of December 31, 1997 and 1996, the Company had outstanding variable rate mortgage indebtedness of approximately $23.5 million and $533.7 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1997 the variable interest rate was 6.94% (LIBOR + 1%). As of December 31, 1996, variable interest rates ranged from 6.56% (LIBOR + 1%) to 7.83% (LIBOR + 2.25%). The weighted average variable interest rate was approximately 6.94% and 7.35% as of December 31, 1997 and 1996, respectively.

Draw Facilities

     As stated in the respective loan agreements, the Company has the ability to draw additional proceeds on certain of its mortgages for operating deficits, capital and tenant improvements, and lease acquisition costs. As of December 31, 1997 and 1996, amounts available to draw under these mortgage notes were approximately $19.0 million and $92.6 million, respectively.

Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter, as of December 31, 1997, are as follows:

                 (Dollars in thousands)
                 ---------------------------------------------
                 1998                                  $83,792
                 1999                                   52,908
                 2000                                  151,236
                 2001                                  432,962
                 2002                                   69,584
                 Thereafter                          1,271,378
                 ---------------------------------------------
                     Subtotal                        2,061,860
                 Net premium (net of accumulated
                    amortization of $2.1 million)        1,157
                 ---------------------------------------------
                    Total                           $2,063,017
                 =============================================


NOTE 8--LINES OF CREDIT
     A $200 million line of credit (the "$200 Million Line") was obtained in October 1994 and canceled in September 1996. Interest was payable monthly based on the LIBOR + .625%. The $200 Million Line was secured by the capital commitments of certain investors and was used to finance acquisitions.

     A $275 million acquisition and term loan facility (the "$275 Million Line") was obtained in September 1996 with a maturity in September 1999 for the purpose of providing financing for acquisitions. Interest only was payable monthly with the interest based on various LIBOR options plus various spreads ranging from 1.375% to 1.625% or the prime rate. As of December 31, 1996, the Company had an outstanding balance under the $275 Million Line of approximately $127.1 million.

     In April 1997, the Company amended and restated the $275 Million Line to a $475 million unsecured revolving credit facility (the "$475 Million Line"). Under the $475 Million Line, the Company could draw amounts equal to the lesser of a) 65% or 50% of the purchase price of certain office buildings or parking facilities, respectively, or b) an amount based on net operating income for such property. The $475 Million Line had a maturity of October 21, 1997 but was terminated on July 15, 1997. Interest only was payable monthly with the interest based on various LIBOR options plus 1.625% or the prime rate. The Company chose the LIBOR option.

     On July 15, 1997, the Company obtained a $600 million credit facility (the "$600 Million Credit Facility") to be used for acquisitions and other general corporate purposes. Amounts were drawn on the $600 Million Credit Facility to repay the balance outstanding on the $475 Million Line which was terminated when the $600 Million Credit Facility was obtained. The $600 Million Credit Facility matures on July 15, 2000. The Company paid a commitment fee of approximately $1.0 million at the closing of the $600 Million Credit Facility. Prior to the Company obtaining an investment grade credit rating on its unsecured debt of BBB- or Baa3 or better from two or more credit rating agencies, the $600 Million Credit Facility initially bore interest at LIBOR plus 110 basis points, and required payment of a quarterly unused commitment fee between .15% and .25% of the unused portion of the $600 Million Credit Facility, depending on the average unfunded balance during the quarter. In November 1997, the $600 Million Credit Facility was amended and the interest rate was reduced to LIBOR plus 100 basis points. In December 1997, the Company received an investment grade credit rating on its senior unsecured debt from Moody's (Baa1), Duff & Phelps (BBB+) and Standard & Poor's (BBB). Pursuant to the terms of the $600 Million Credit Facility, these credit ratings resulted in the interest rate being reduced from LIBOR plus 100 basis points to LIBOR plus 60 basis points, and the unused commitment fee was replaced with a facility fee equal to .20% per annum. In addition, a competitive bid option, whereby the lenders participating in the $600 Million Credit Facility bid on the interest rate to be charged, became available for up to $250 million. As of December 31, 1997, the balance of the $600 Million Credit Facility was approximately $559 million.

     The Company assumed $533 million in unsecured debt in connection with the Beacon Merger. The Company repaid $95 million prior to December 31, 1997 and repaid the remaining balance in February 1998 with the proceeds from the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million PIERS Offering as described in Note 25, at which time the lines were terminated.

Term Loan Facility

     In October 1997, the Company obtained a $1.5 billion unsecured credit facility (the "$1.5 Billion Credit Facility"). The $1.5 Billion Credit Facility is available for the acquisition of properties and general corporate purposes. The $1.5 Billion Credit Facility carries an interest rate equal to LIBOR plus 100 basis points and may be increased or decreased upon receipt of an investment grade unsecured debt rating. As mentioned above, the Company received an investment grade rating in December 1997 resulting in a reduction in the interest rate to LIBOR plus 80 basis points. The $1.5 Billion Credit Facility matures July 1, 1998, and may be extended to October 1, 1998. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of approximately $4.9 million. In addition, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility as follows: .15% per annum if the unused amount is between 0% to 33%;
 .20% per annum if the unused amount is more than 33% but less than 66%; .25% per annum if the unused amount is greater than 66%. In October 1997, the Company used approximately $236 million of proceeds from the $1.5 Billion Credit Facility to repay the majority of the variable rate property mortgage indebtedness outstanding as of September 30, 1997. The Company repaid $150 million on the $1.5 Billion Credit Facility with the proceeds from the $200 million private placement of Common Shares in October 1997. Under the terms of the $1.5 Billion Credit Facility agreement, any amounts repaid cannot be re-drawn. In addition, amounts were drawn from the $1.5 Billion Credit Facility for property acquisitions and general corporate purposes. As of December 31, 1997, the outstanding balance on the $1.5 Billion Credit Facility was approximately $1.044 billion. The amount available to draw under the $1.5 Billion Credit Facility was approximately $306 million as of December 31, 1997.

NOTE 9--UNSECURED NOTES

     On September 3, 1997, the Company completed a private debt offering of $180 million (the "$180 Million Notes Offering") with an unaffiliated party. The $180 Million Notes consist of four tranches with maturities from seven to 10 years which were priced at an interest rate spread over the corresponding U.S. Treasury rate. The Company used the proceeds of the $180 Million Notes Offering to repay a portion of the $600 Million Credit Facility. In addition, in connection with the $180 Million Notes Offering, the Company terminated $150 million of hedge agreements at a cost of approximately $3.9 million (see Note
10). A summary of the terms of the $180 Million Notes follows:


                                                             Stated   Effective
Tranche                                          Amount        Rate     Rate(A)
-------------------------------------------------------------------------------
7-Year Senior Notes due 2004                $30,000,000       7.24%       7.24%
8-Year Senior Notes due 2005                 50,000,000       7.36%       7.67%
9-Year Senior Notes due 2006                 50,000,000       7.44%       7.73%
10-Year Senior Notes due 2007                50,000,000       7.42%       7.69%
-------------------------------------------------------------------------------
                                           $180,000,000       7.38%       7.62%
===============================================================================

(A)  Includes the cost of the terminated interest rate protection agreements.

NOTE 10--INTEREST RATE PROTECTION AGREEMENTS

     In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements. These agreements effectively convert floating rate debt to a fixed rate basis, as well as hedge anticipated financing transactions. A summary of the various interest rate hedge agreements as of December 31, 1997 is as follows: (1) On June 4, 1997, the Company entered into interest rate protection agreements with major U.S. financial institutions for $700 million of indebtedness. As a result of this agreement, the Company essentially "locked into" U.S. Treasury rates in effect as of June 4, 1997, for $700 million in indebtedness. In August 1997, the Company terminated $150 million of the $700 million of hedge agreements at a cost of approximately $3.9 million related to the $180 Million Notes Offering (see Note 9). The portion of the $180 Million Notes Offering protected by these agreements consisted of three tranches with maturities of eight, nine and ten years, respectively. The cost of the terminated hedge agreements is amortized to interest expense over the respective terms of each tranche; (2) On October 6, 1997, the Company entered into an additional $450 million of interest rate protection agreements based on the U.S. Treasury rates in effect at that date. The Company has terminated $700 million of hedge agreements in connection with the February 1998 notes offering (see Note 25) at a cost of approximately $32.6 million. The cost of these terminated hedge agreements will be amortized to interest expense over the terms of the respective notes offering. The Company terminated the remaining $300 million of hedge agreements in 1998 at a cost of approximately $7.4 million which will be reflected as an extraordinary loss;
(3) Equity Office Predecessors entered into an interest rate swap agreement on October 1995, which effectively fixed the interest rate on a $93.6 million mortgage loan at 6.94% through the maturity of the loan on June 30, 2000.

     Equity Office Predecessors sold several interest rate protection agreements (aggregating $173 million of LIBOR-based agreements) in June 1997 at a cost of approximately $1.1 million.


NOTE 11--MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following properties are controlled and partially owned by the Company but have partners with minority interests. The Company has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors. The equity interests of the unaffiliated partners are reflected as minority interests.

                                        Company's Ownership as of
              Property                          December 31, 1997
              ---------------------------------------------------
              CIGNA Center                                 95%(1)
              Plaza at La Jolla Village                 66.67%(1)
              San Felipe Plaza                             35%(2)
              Capital Commons Garage                       50%(3)
              Acorn Properties                             89%(4)
              ---------------------------------------------------

(1) The Company owns a controlling interest and is the managing general partner.
(2) The Company is the managing general partner and receives preferential allocations which result in the Company receiving 100% of the economic benefits. Prior to the IPO, an affiliate of the Company was the managing general partner.
(3) The Company owns a controlling interest and receives preferential allocations. The unaffiliated partner is entitled to receive 50% of the remaining cash flow after the Company receives its preferential allocations.
(4) The Company has an 89% managing general partner interest in 11 properties and receives preferential allocations which entitles it to 99% of the economic benefits. The Company has the option of purchasing the remaining interest in all 11 properties, exercisable for a designated period commencing three (3) years after the respective closing dates on the initial purchases, for additional consideration in the amount of approximately $2.1 million, all payable in Units valued at $28.775 per Unit.

     The Company purchased the unaffiliated joint venture partner's 3% interest in First Union Center for approximately $775,000 in 1997. The Company now owns 100% of First Union Center.


NOTE 12--PARTNERS' CAPITAL/OWNERS' EQUITY

Units

     In addition to the Units issued in connection with the formation transactions described in Note 1--Business and Formation of Company, the Company also issued Units in connection with the following transactions:

     Transaction                                                     Units
     ---------------------------------------------------------------------
     Outstanding upon completion of the Consolidation
        and the IPO(see Note 1)                                163,555,677
     Units issued in exchange for Properties(1)                 12,146,845
     Restricted Units issued to Trust related to
        Restricted Shares awarded to Officers (see Note 21)        298,000
     Units issued to Trust related to Common Shares issued
        as Trustee compensation                                      5,055
     Issuance of Units to Trust in exchange for contribution
        of net proceeds from the sale of Common Shares           9,685,034
     Issuance of Units for Beacon Merger (including
        84,425,856 Units issued to the Trust of which
        3,829,739 were for Beacon options exercised)
        (see Note 4)                                            92,996,742
     ---------------------------------------------------------------------
        Total as of December 31, 1997                          278,687,353
     =====================================================================

(1) In September 1997, the Company purchased two Office Properties and a Parking Facility from an unaffiliated third party located in New Orleans, Louisiana for a purchase price of approximately $140 million. Of this amount, the Company issued 1,692,546 Units at a price of $29 per Unit for a total of approximately $49.1 million.

     In October 1997, the Company purchased four Office Properties from an unaffiliated party located in Houston, Texas, Dallas, Texas and Philadelphia, Pennsylvania for a purchase price of $289 million. Of this amount, the Company issued 2,900,000 Units at a price of $24.50 per Unit for a total of approximately $71.1 million.

     In October 1997, the Company purchased from an unaffiliated party an interest in nine Office Properties located in suburban Philadelphia for a purchase price of approximately $127.5 million. Of this amount, the Company issued 499,977 Units at a price of $28.775 per Unit for a total of approximately $14.4 million. In November 1997, two additional properties were purchased from the same party for a purchase price of approximately $17.2 million. Of this amount, the Company issued 124,348 Units at a price of $28.775 per Unit for a total of approximately $3.6 million.

     Also, in October 1997, the Company purchased an Office Property from an unaffiliated party located in Washington, D.C. for a purchase price of approximately $81.7 million. Of this amount, the Company issued 741,159 Units at a price of $32.975 per Unit for a total of approximately $24.4 million.

     In December 1997, the Company purchased 10 Office Properties from an unaffiliated party located in Seattle and Bellevue, Washington, Portland, Oregon and Anchorage, Alaska for a purchase price of $640 million. Of this amount, the Company issued 6,051,388 Units at a price of $29.11 per Unit for a total of approximately $176.1 million. In addition, the Company, though a Noncontrolled Subsidiary, acquired a non-controlling interest in the management company of the seller for approximately $20 million. Of this amount, the Company issued 137,427 Units at a price of $29.11 per Unit for a total of approximately $4.0 million. (2) In October 1997, the Trust completed two private placements for a total of 9,685,034 restricted Common Shares for a total value of approximately $273.9 million, which was contributed to the Company in exchange for a corresponding number of Units.

Warrants

     In connection with the December 1997 purchase of 10 office properties, the Trust issued warrants that expire in December 2002 to purchase an aggregate of 5,000,000 Common Shares at an exercise price of $39.375 per Common Share. The warrants were valued at $3 per warrant utilizing the Black-Scholes valuation model at the time of issuance and are reflected as an increase to partners' capital due to the fact that upon exercise, the Company will issue Units to the Trust on a one-for-one basis.

Ownership of Company

     The limited partners of the Company as of December 31, 1997 include various individuals and entities that contributed their properties to the Company in exchange for a partnership interest (the "Limited Partners") and are represented by 29,159,690 Units which are exchangeable on a one-for-one basis into the Trust's Common Shares. As of December 31, 1997, the Trust had an approximate 89.5% interest and the Limited Partners had an approximate 10.5% interest.

     In regards to the Trust, net proceeds from the various offerings of the Trust, have been contributed by the Trust to the Company in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the Trust, the net offering proceeds contributed to the Company are allocated between the Trust and the Limited Partners (to the extent represented by Units) to account for the change in their respective percentage ownership of the equity of the Company.

Preferred Units

     On December 19, 1997, the Trust issued 8,000,000 8.98% Series A
Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share in connection with the Beacon Merger (see Note 4). Holders of the shares are entitled to receive, when and as authorized by the Trust, cumulative preferential cash distributions at the rate of 8.98% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.245 per share). Such distributions are cumulative from December 19, 1997 and are payable quarterly in arrears on or before March 15, June 15, September 15 and December 15 of each year. Holders of the shares have no other voting rights except as provided by law and have no preemptive rights. The shares are not convertible, redeemable or entitled to the benefit of any sinking fund. On and after June
15, 2002, the Trust, at its option and upon not less than 30 nor more the 60 days' written notice, may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. As a result of this transaction, the Company issued Units to the Trust on a one-for-one basis.

Distributions

     On September 26, 1997, the Company declared a distribution of $0.26 per Unit outstanding representing a pro rata distribution since the closing of the IPO on July 11, 1997, based upon a full quarterly distribution of $0.30 per Unit and an annual distribution of $1.20 per Unit, totaling approximately $43.0 million. The distribution was paid on October 9, 1997 to unitholders of record on September 29, 1997.

     On November 14, 1997, the Company declared a distribution of $0.30 per Unit outstanding, totaling approximately $53.8 million. The distribution was paid on December 19, 1997 to the unitholders of record at the close of business on December 10, 1997.

Equity Office Predecessors Capital Contributions/Distributions

     As of July 10, 1997, the capital partners of Equity Office Predecessors previously committed to contribute approximately $2.114 billion, of which approximately $2.031 billion had been cumulatively contributed by capital partners and approximately $83 million of the commitment had been canceled.

     As of July 10, 1997, the Equity Office Predecessors had cumulatively distributed approximately $305.9 million to their capital partners.

     As of December 31, 1996, the net book value of the 14 apartment buildings and two shopping centers owned by the ZML Funds (the "Non-Office Properties"), which were not included in the Equity Office Predecessors combined financial statements, was approximately $285.9 million. All cash deficits incurred by the Non-Office Properties were reflected as distributions and all excess cash flow generated by the Non-Office Properties, including net proceeds from the sale of these properties, are reflected as contributions to Equity Office Predecessors. The net contributions for the period January 1, 1997 through July 10, 1997 and the years ended December 31, 1996 and 1995 related to the Non-Office Properties were approximately $98.7 million, $98.8 million and $0.9 million, respectively.

     During 1997, 13 Non-Office Properties were sold to an affiliated party and two Non-Office Properties were sold to unaffiliated parties which generated net proceeds of approximately $100.7 million which is included in the $98.7 million net contributions from the Non-Office Properties for the period from January 1, 1997 to July 10, 1997. The ZML Fund I distributed its interest in the remaining Non-Office Property to its capital partners prior to the Consolidation.

     During 1996, two Non-Office Properties were sold to unaffiliated parties which generated net proceeds of approximately $96.7 million which was included in the $98.8 million net contributions from Non-Office Properties for the year ended December 31, 1996.

NOTE 13--FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 1997 were as follows:

                      (Dollars in thousands)
                      ------------------------------------
                      1998                      $1,049,857
                      1999                         990,423
                      2000                         865,410
                      2001                         731,171
                      2002                         587,791
                      Thereafter                 1,982,691
                      ------------------------------------
                                                $6,207,343
                      ====================================

     The Company is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from the Company's investment in unconsolidated joint ventures which are accounted for utilizing the equity method, have not been included in the above schedule.

NOTE 14--FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 1997, the Company's ownership of 13 Office
Properties and one of its Parking Facilities are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the property at specified dates or certain financial calculations of the respective property. As disclosed in Note 19, the Company leases its office space from an affiliate. In addition, the Company has assumed lease obligations of certain tenants at their former locations. Future minimum lease obligations under these noncancelable leases, net of sublease rental income, as of December 31, 1997 were as follows:

                      (Dollars in thousands)
                      ------------------------------------
                      1998                          $6,099
                      1999                           5,481
                      2000                           5,531
                      2001                           5,567
                      2002                           4,604
                      Thereafter                   456,289
                      ------------------------------------
                                                  $483,571
                      ====================================

     Rental expense for the years ended December 31, 1997, 1996 and 1995, was approximately $7.2 million, $4.5 million and $2.4 million, respectively.


NOTE 15--EXTRAORDINARY ITEMS AND PROVISIONS FOR VALUE IMPAIRMENT

     As reflected in the consolidated statement of operations for the period from July 11, 1997 through December 31, 1997, and the combined statement of operations for the period from January 1, 1997 through July 10, 1997, the Company and Equity Office Predecessors reported an extraordinary loss of approximately $16.4 million and $0.3 million, respectively, related to pre-payment penalties on debt retired prior to maturity during the respective periods with net proceeds from the IPO and available cash reserves.

     As reflected in the combined statement of operations for the year ended December 31, 1995, Equity Office Predecessors reported an extraordinary gain of approximately $31.3 million on the repurchase of debt, which is net of the $20.0 million minority partners' share, and a provision for value impairment of approximately $20.2 million related to Equity Office Predecessors' investment in San Felipe Plaza Ltd.

NOTE 16--EARNINGS PER UNIT
     The following table sets forth the computation of basic and diluted earnings per Unit:

[CAPTION]
                                                           For the period from
                                                          July 11, 1997 through
                                                            December 31, 1997
-------------------------------------------------------------------------------

NUMERATOR:
  Net income available to Units before extraordinary items
    and gain on sales of real estate                              $94,313,000
  Gain on sales of real estate                                        126,000
  Extraordinary items                                             (16,366,000)
  -----------------------------------------------------------------------------

  Numerator for basic and diluted earnings per unit--income
    available to Units                                            $78,073,000
  =============================================================================
Denominator:
  Denominator for basic earnings per unit--weighted
    average Units                                                 178,647,562
  -----------------------------------------------------------------------------
  Effect of dilutive securities:
    Units issuable upon execise of Trust Stock Options              1,366,465
  -----------------------------------------------------------------------------
  Denominator for diluted earnings per unit--adjusted
    weighted average units and assumed conversions                180,014,027
  =============================================================================
BASIC EARNINGS AVAILABLE TO UNITS PER
WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items and gain
    on sales of real estate                                              $.53
  Gain on sales of real estate                                             --
  Extraordinary Items                                                    (.09)
  -----------------------------------------------------------------------------
  Net income per Unit                                                    $.44
  =============================================================================
DILUTED EARNINGS AVAILABLE TO UNITS PER
WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items and gain
     on sales of real estate                                             $.52
  Gain on sales of real estate                                             --
  Extraordinary items                                                    (.09)
    ---------------------------------------------------------------------------
  Net income per Unit                                                    $.43
  =============================================================================

For additional disclosures regarding the employee stock options and the restricted shares see Note 21.

     Options to purchase 726,500 Units at a weighted average exercise price of $32.93 per Common Share and warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share were outstanding during 1997 but were not included in the computation of diluted earnings per Unit because the respective exercise prices were greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive.

     On February 13, 1998, the Trust issued 6,000,000 Preferred Income Equity Redeemable Shares ("PIERS") and the net proceeds of $290.3 million that were contributed to the Company were used to repay debt (see Note 25). The PIERS are convertible at any time, at the option of the holder, unless previously redeemed, into Common Shares at a conversion price of $35.70 per Common Share. Upon conversion, the Company would issue a corresponding number of Units to the Trust, on a one-for-one basis. In addition, on February 17, 1998, the Trust issued 2 million Options at an exercise price of $29.50 per Common Share under the Employee Plan.

NOTE 17--PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the transactions described below.

     The pro forma condensed combined statement of operations for the year ended December 31, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 46 Office Properties and seven Parking Facilities, including an interest in four Parking Facilities, acquired between January 1, 1997 and December 17, 1997, and the disposition of two Office Properties; (b) the $180 Million Notes Offering; (c) the Consolidation and the IPO, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (d) the net change in interest expense from draws on the various credit facilities (see
Note 8) used to refinance existing mortgage debt; (e) interest income from an interest in a mortgage note; (f) the Beacon Merger (see Note 4); (g) the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering (see Note 25); (h) the $300 Million PIERS Offering (see Note 25); and (i) the financing of certain properties.

     The pro forma condensed combined statement of operations for the year ended December 31, 1996 reflects the following transactions as if they had occurred on January 1, 1996: (a) the acquisition of 57 Office Properties and 14 Parking Facilities, including an interest in four Parking Facilities, acquired between January 1, 1996 and December 17, 1997, and the disposition of two Office Properties; (b) the $180 Million Notes Offering; (c) the Consolidation and the IPO, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (d) the net change in interest expense from draws on the various credit facilities (see Note 8) used to refinance existing mortgage debt; (e) interest income from an interest in a mortgage note; (f) the Beacon Merger (see Note 4); (g) the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering (see Note 25); (g) the $300 Million PIERS Offering (see Note 25); and (h) the financing of certain properties.

     The accompanying pro forma combined statements of operations have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.



                                              For the years ended December 31,
(Dollars in thousands, except unit data)           1997                1996
------------------------------------------------------------------------------

REVENUES:
Rental                                          $1,126,729          $1,023,596
  Tenant reimbursements                            201,678             170,096
  Parking                                           63,707              60,209
  Other                                             27,648              43,526
  Fees from noncombined affiliates                   8,210               8,125
  Interest                                          23,140              21,143
------------------------------------------------------------------------------
    Total revenues                               1,451,112           1,326,695
------------------------------------------------------------------------------
EXPENSES:
  Property operating                               516,555             484,882
  Interest                                         274,940             269,998
  Depreciation                                     252,631             251,723
  Amortization                                      12,214               8,782
  General and administrative                        56,966              32,644
------------------------------------------------------------------------------
    Total expenses                               1,113,306           1,048,029
------------------------------------------------------------------------------
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, gain on sales of real estate
  and extraordinary items                          337,806             278,666

DISCONTINUED OPERATIONS:
  Loss from operations--Construction Company        (2,263)             (2,609)
  Loss on sale--Construction Company                    --                (249)

MINORITY INTERESTS:
  Partially owned properties                        (1,757)             (2,142)
Income from investment in unconsolidated
  joint ventures                                    12,920               9,850
Gain on sales of real estate                            --              21,843


Preferred dividends                                                                           (33,710)        (33,710)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEMS                                                             312,996         271,649
Extraordinary items                                                                           (16,365)             --
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $296,631        $271,649
=====================================================================================================================
Basic earnings per weighted average Unit                                                        $1.06            $.98
=====================================================================================================================
Weighted average Units outstanding--Basic                                                 278,687,353     278,687,353
=====================================================================================================================
Diluted earnings per weighted average Unit                                                      $1.05            $.96
=====================================================================================================================
Weighted average Units outstanding--Diluted                                               282,872,353     282,872,353
=====================================================================================================================

NOTE 18 -- QUARTERLY DATA (UNAUDITED)

The quarterly data is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                    4Q               3Q                 2Q               1Q
(Dollars in thousands, except unit data)            12/31/97         9/30/97(A)         6/30/97          3/31/97
Total revenues                                      $248,400         $183,886           $165,219         $154,567
Income before allocation to minority interests        46,704           45,736             23,331           24,910
Net income                                          $ 44,631         $ 33,877           $ 30,853         $ 30,769
Net income available to Units                       $ 43,982         $ 33,877           $ 30,853         $ 30,769
-----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE UNITS
OUTSTANDING                                      191,572,234      164,146,710                 --               --
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per weighted average
  Units                                                $0.23            $0.21          $      --         $     --
Diluted earnings per weighted average
  Units                                                $0.22            $0.21          $      --         $     --


                                                   4Q               3Q                 2Q               1Q
(Dollars in thousands)                             12/31/96         9/30/96            6/30/96          3/31/96

Total revenues                                      $154,887         $126,117           $116,970         $110,150
Income before allocation to minority interests        29,688           11,015             14,543           12,834
Net income                                          $ 30,383         $ 11,024           $ 14,040         $ 17,978
-----------------------------------------------------------------------------------------------------------------------

(A)This column includes the operations of Equity Office Predecessors from July 1, 1997 through July 10, 1997 and the operations of the Company from July 11, 1997 through September 30, 1997. The earnings per unit disclosures pertain only to the operations of the Company from July 11, 1997 through September 30, 1997.

NOTE 19--RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                                                          Paid                      Payable as of
                                                                 years ended December 31,            December 31,
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                        1997        1996        1995        1997        1996
-----------------------------------------------------------------------------------------------------------------------

Acquisition fees(A)                                           $777        $3,068      $1,097     $  --        $587
Accounting and tax related services                             68           797         554        --          61
Legal fees and expenses(B)                                   3,006         3,481       3,230       550       1,295
Office rent(C)                                               1,068           777         668        79          --
Disposition fees                                                --           124          --        --          --
Development fees(D)                                            434           702         438        --          --
Reimbursement of property insurance premiums                 6,790         5,032       3,735        32          --
Organizational and offering expenses(E)                        106           778         180        --         106
Administrative services(F)                                     473           822         609        71          20
Consulting                                                     832           274         410         1           5
-----------------------------------------------------------------------------------------------------------------------
                                                           $13,554       $15,855     $10,921      $733      $2,074
=======================================================================================================================

(A)Represents amounts paid by Equity Office Predecessors to Merrill Lynch, a limited partner of the general partner of the ZML Funds.

(B)Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses in connection with acquisition, corporate and leasing activity. A trustee of the Company was a principal of this law firm until September 1, 1997 and is now of counsel.

(C)The Company leases its corporate office space from an affiliate of the Equity Group.

(D)The renovation project at the 28 State Street Office Building was being managed by an affiliate of the Equity Group. In consideration for their services, the development managers were paid fees which management believes are equal to or less than market for such services.

(E)Affiliates of the Equity Group were reimbursed for reasonable costs incurred in connection with the organization and the offering of units in the ZML Funds, including legal and accounting fees and expenses, printing costs and filing fees.

(F)Administrative services include fees paid to EGI for centralized services such as payroll processing, employee benefits, telecommunications, publications and consulting services such as economic and demographics research for possible acquisitions.

     An affiliate of the Equity Group has an indirect minority interest in Standard Parking Limited Partnership ("SPLP") which manages the parking operations at certain Properties that are owned by the Company. Management believes amounts paid to SPLP are equal to market for such services.

Amounts Received and Due from Affiliates

     Affiliates of the Company lease space in certain of the Office
Properties owned by the Company. The provisions of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by affiliates under the terms of their respective leases were approximately $3.0 million and $3.5 million for the years ended December 31, 1997 and 1996, respectively.

     The Company provides asset and property management services to certain noncombined office and garage properties owned by affiliates of the Equity Group. Amounts due for these services as of December 31, 1997 and 1996 were approximately $0.2 million and $0.8 million, respectively.

     The Company entered into various lease agreements with SPLP whereby
SPLP leased certain of the Company's stand-alone Parking Facilities. Certain of these lease agreements provide SPLP with annual successive options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1997 and 1996 under these lease agreements was approximately $11.0 million and $3.2 million, respectively. In addition, the Company may receive additional rent based upon actual gross revenues generated by these Parking Facilities. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid.

NOTE 20--NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities are as follows:

-------------------------------------------------------------------------
                                            EOP Operating
                                            Limited  Partnership
                                            for the period from
                                            July 11, 1997 through
  (Dollars in thousands)                    December 31, 1997
-------------------------------------------------------------------------

Mortgage loans and lines
  of credit assumed
  through Beacon Merger                          $1,160,451
Net liabilities assumed
  through Beacon Merger                             $72,034
Units issued through
  Beacon Merger
  (assuming exercise
   of 4,732,822 Options)                         $2,853,266
8.98% Series A Cumulative
  Redeemable Preferred
  Units issued through
  Beacon Merger                                    $200,000
Units issued through
  property acquisitions
  (including warrants
  valued at $15.0 million)                         $357,672
Mortgage loans assumed
  through property
  acquisitions                                     $263,048
Mortgage loans and line
  of credit assumed in the
  Consolidation                                  $2,196,708
Net liabilities assumed
  in the Consolidation                              $62,706
Units issued in the Consolidation                $2,830,918
-------------------------------------------------------------------------

     In addition, Equity Office Predecessors assumed mortgage loans through property acquisitions of approximately $92.1 million and $265.8 million for the years ended December 31, 1996 and 1995, respectively.

NOTE 21--SHARE OPTION PLAN AND RESTRICTED SHARE PLAN

     The following is a description of the Trust's 1997 Share Option and Share Award Plan (the "Employee Plan") which is included in the financial statements becasue any Common Shares issued pursuant to the Employee Plan will result in the Company issuing Units to the Trust, on a one-for-one basis.

     In July 1997, the Trust adopted the Employee Plan. The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, key employees and consultants of the Company were offered the opportunity to acquire Common Shares pursuant to grants of options to purchase Common Shares ("Options"), and to receive dividend equivalent rights with respect to Common Shares ("Dividend Equivalents") and to receive Restricted Shares. The Compensation Committee of the Trust determines the vesting schedule, if any, of each Option and the term, which term shall not exceed 10 years from the date of grant. As to the Options that have been granted through December 31, 1997, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. With respect to the Restricted Shares granted through December 31, 1997, generally, one-half vest three years after the initial grant, one-fourth vest four years following the date such Restricted Shares were granted and the remaining one-fourth vest five years following the date such Restricted Shares were granted. The Common Shares subject to Options under the Employee Plan were limited to 11,121,786. In connection with the establishment of the Employee Plan, the Trust granted Options to purchase Common Shares to certain officers, trustees, employees and consultants of the Company at the IPO price. In addition, the Employee Plan permits the Company to issue Restricted Shares to executive or other key employees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion.

     The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted. The Share Option Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees of the Trust may at any time amend or terminate the Employee Plan, but termination will not affect Options previously granted. Any Options which had vested prior to such termination would remain exercisable by the holder thereof.

     The Employee Plan is administered by the Compensation Committee which is appointed by the Board of Trustees of the Trust. The Compensation Committee determines those officers, employees, trustees and consultants to whom, and the time or times at which, grants of Options will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options.

     The Company has elected to apply the provisions of Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the Common Shares over the exercise price on the measurement date. For the Trust's Options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for the Company's Options granted in 1997 was estimated at the time the Options were granted using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.59%; dividend yields of 4%; volatility factors of the expected market price of the Trust's Common Shares of .24; and a weighted average expected life of the Options and the Restricted Shares of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Trust's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the period from July 11, 1997 through December 31, 1997:

                                        For the period from July 11, 1997
(Dollars in thousands)                          through December 31, 1997
--------------------------------------------------------------------------
Pro forma net income before extraordinary items                   $85,654
Extraordinary items                                              $(16,240)
--------------------------------------------------------------------------
Pro forma net income available to Units                           $69,414
==========================================================================

                                                            Basic                Diluted
                                                     earnings per           earnings per
                                                             Unit                   Unit
----------------------------------------------------------------------------------------

Pro forma income before extraordinary items                  $.53                   $.51
Extraordinary Items                                          (.10)                  (.09)
----------------------------------------------------------------------------------------
Pro forma net income                                         $.43                   $.42
========================================================================================


     As of December 31, 1997, there were no Options issued under the Employee Plan that were exercisable or Restricted Shares that were vested. Exercise prices for the 4,911,500 Options outstanding as of December 31, 1997 ranged from $21.00 to $33.00, with a weighted average exercise price of $22.80. Expiration dates ranged from July 11, 2007 to December 19, 2007. The remaining weighted average contractual life of Options was 9.65 years. The weighted average grant date fair value of Options granted during 1997 was $4.44. In addition, there were 298,000 Restricted Shares issued during 1997.

NOTE 22--EMPLOYEE SHARE PURCHASE PLAN

     The following description of the Trust's 1997 Non-Qualified Employee Share Purchase Plan (the "Purchase Plan") is included in these financial statements because any Common Shares issued pursuant to the Purchase Plan will result in the Company issuing Units to the Trust, on a one-for-one basis.

     In July 1997, the Trust adopted the Purchase Plan for the purpose of attracting highly qualified executive officers, trustees and employees. The Trust has reserved 2 million Common Shares (subject to adjustment for share splits, share distributions, recapitalizations, or other corporate restructurings) for issuance pursuant to the Purchase Plan.

     The Purchase Plan is administered by the Compensation Committee of the Trust and allows eligible employees and trustees to acquire an interest in the Trust through the purchase of Common Shares from the Trust at a price equal to 85% of the lesser of (i) the closing price of the Common Shares on the New York Stock Exchange ("NYSE") on the day prior to the purchase or (ii) the average closing price of Common Shares on the NYSE for the six-month period prior to the purchase.

     Common Shares will be offered under the Purchase Plan in semi-annual offering periods. No such Common Shares were offered as of December 31, 1997. Eligible employees and trustees who elect to participate in the Purchase Plan will be able to use funds accumulated through cash contributions or payroll deductions to purchase Common Shares at a price less than the fair market value of the Common Shares on the date of purchase.

NOTE 23--401(K) PLAN

     The Trust has established the Equity Office Properties Trust Section 401(k) Savings/Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliate.

     The 401(k) Plan permits eligible employees of the Company to defer up to 16% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. The Company matches dollar for dollar employee contributions to the 401(k) Plan up to 4% of the employee's annual salary. In addition, the Company may elect to make a discretionary profit sharing contribution.

NOTE 24--COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. In addition, the Company has entered into certain interest rate protection agreements (see Note 10) and believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance.

Environmental

     The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

Litigation

     The Company has become a party to various legal actions resulting from the operational activities transferred to the Operating Partnership in connection with the Consolidation and the Beacon Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     The Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf, which was acquired in connection with the Beacon Merger, with respect to the Company's control over property management of such Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

     Except as described above, management of the Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated and combined financial statements of the Company.

Geographical Risk

     The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 43 Properties located in California, 12 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.


NOTE 25--SUBSEQUENT EVENTS
     The following significant transactions relating to the Company occurred during the period from January 1, 1998 to March 18, 1998:

1) In January 1998, the Company acquired BP Garage, located in Cleveland, Ohio, from an unaffiliated third party for a purchase price of approximately $10.2 million in cash.

2) In February 1998, the Trust completed the private placement of 6,000,000 of its 5.25% Preferred Income Equity Redeemable Shares(SM) (PIERS), $50 liquidation per share. This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million and was priced with a 20% conversion premium. The PIERS are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each PIERS. Proceeds from this sale were contributed to the Company in exchange for a corresponding number of Series B Preferred Units and have been used to pay down borrowings under the Company's credit facilities. The PIERS are non-callable for five years with a mandatory call in year 10. The annual dividend of $2.625 per PIERS will be paid quarterly.

3) In February 1998, the Company completed the private placement of $1.25 billion of senior unsecured notes (the "$1.25 Billion Notes Offering"). The notes consist of four tranches with maturities of five to 20 years which were priced at an interest rate spread over the corresponding Treasury rate.

     Additionally, the Company privately placed $250 million of 6.376% Mandatory Par Put Remarketed Securities ("$250 Million MOPPRS Offering") due February 15, 2012, which are subject to mandatory tender on February 15, 2002. The MOPPRS are senior unsecured obligations of the Company.

     The proceeds to the Company from the issuance of the $1.25 Billion Notes and $250 Million MOPPRS, net of offering costs, were approximately $1.49 billion. The Company has terminated $700 million of hedge agreements in connection with the $1.25 Billion Notes Offering and the $250 Million Notes Offering at a cost of approximately $32.6 million which will be amortized as an adjustment to interest expense. The Company terminated the remaining $300 million of hedge agreements at a cost of approximately $7.4 million in connection with the PIERS which will be reflected as an extraordinary loss in 1998 (see Note 10). The weighted average interest cost of the notes and MOPPRS, including the amortization of the offering and transaction costs and the costs incurred in connection with the termination of hedge agreements is approximately 6.97%.

     A summary of the terms of the $1.25 Billion Notes Offering and $250 Million MOPPRS Offering are as follows:

                                                                  Stated   Effective
     Tranche                                          Amount        Rate     Rate(A)
     -------------------------------------------------------------------------------

     4 Year MOPPRS due 2002                     $250,000,000       6.38%       6.42%
     5 Year Notes due 2003                       300,000,000       6.38%       6.77%
     7 Year Notes due 2005                       400,000,000       6.63%       7.06%
     10 Year Notes due 2008                      300,000,000       6.75%       7.03%
     20 Year Notes due 2018                      250,000,000       7.25%       7.56%
     -------------------------------------------------------------------------------
                                              $1,500,000,000       6.66%       6.97%
     ===============================================================================

     (A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

     On March 5, 1998, the Company filed a registration statement relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes.

4) In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota, upon completion of the parking structure. The purchase price for Rand Tower Garage, which is comprised of 589 parking spaces in Minneapolis' Central Business District, will be approximately $19 million. Although the project is slated for completion in January 1999, this transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

5) In February 1998, the Trust issued 2.0 million Options at an exercise price of $29.50 per Common Share under the Employee Plan.

6) In February 1998, the Company obtained financing of $60 million collateralized by the St. Louis Parking Garages. The Company has a 50% ownership interest in this Parking Facility and, accordingly, received $30 million of the financing proceeds. This loan has a 6.85% fixed interest rate and a six year term.

7) In March 1998, the Trust's Board of Trustees declared a first quarter dividend for the 8.98% Series A Cumulative Redeemable Preferred Shares. A dividend of $0.56125 per share will be paid on March 15, 1998 to shareholders of record as of March 9, 1998. In addition, the Trust's Board of Trustees declared a first quarter dividend/distribution in the amount of $0.32 per Common Share/Unit payable on April 10, 1998, to common shareholders/unitholders of record at the close of business on March 31, 1998.

8) In March 1998, the Trust's Board of Trustees approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot building and 1,350 parking spaces will be acquired upon its completion in mid 1999. The purchase will also include an 11.88-acre site that may be used to develop Phase II to Prominence. The purchase price for the described assets will be approximately $70 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

9) In March 1998, the Company purchased from an unaffiliated party 100 Summer Street, which consists of approximately 1.0 million total square feet and is located in Boston, Massachusetts. The purchase price was approximately $222.5 million in cash.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997


                                                                                                                     Costs
                                                                                        Initial Cost to      Capitalized Subsequent
                                                                                           Company                To Acquisition
   ---------------------------------------------------------------------------------------------------------------------------------
                                                                  December 31, 1997                Buildings and       Buildings and
   Description                                Location              Encumbrances         Land       Improvements  Land  Improvements
   ---------------------------------------------------------------------------------------------------------------------------------

   Office Properties:
 1 60 Spear Street Building              (3)  San Francisco, CA     $         0      $ 2,125,200    $ 19,126,500   $0   $        0
 2 San Felipe Plaza                      (3)  Houston, TX            53,087,500       13,471,300     117,984,100    0    2,131,400
 3 Summit Office Park                    (3)  Ft. Worth, TX                   0        1,421,000      12,789,700    0      311,400
 4 5100 Brookline                        (3)  Oklahoma City, OK               0          570,700       4,236,500    0      120,100
 5 Tampa Commons                         (3)  Tampa, FL                       0        2,783,900      25,054,600    0       19,200
 6 Intercontinental Center               (3)  Houston, TX                     0        1,750,700      14,406,300    0       43,500
 7 First Union Center                    (3)  Ft. Lauderdale, FL              0        3,954,000      35,585,900    0       74,400
 8 Four Forest                           (3)  Dallas, TX                      0        4,767,900      42,911,400    0      590,100
 9 Dominion Tower                        (3)  Norfolk, VA                     0        4,643,700      41,091,200    0      238,800
10 Northborough Tower                    (3)  Houston, TX                     0        1,704,000      12,185,800    0      292,300
11 500 Marquette Building                (3)  Albuquerque, NM                 0        2,219,900      19,978,500    0      370,200
12 Atrium Towers                         (3)  Oklahoma City, OK               0          749,000       6,741,600    0      374,300
13 One Clearlake Centre                  (3)  W. Palm Beach, FL               0        4,585,700      18,771,300    0      562,000
14 Community Corporate  Center           (3)  Columbus, OH           16,719,900        3,018,900      27,169,800    0      200,900
15 Sarasota City Center                  (3)  Sarasota, FL                    0        2,239,600      20,156,700    0       72,500
16 Denver Corporate Center
    II and III                           (3)  Denver, CO                      0        6,059,400      36,534,300    0      603,300
17 University Tower                      (3)  Durham, NC                      0        2,085,100      18,766,200    0      146,800
18 Shelton Pointe                        (3)  Shelton, CT                     0        1,513,900      13,625,200    0      245,700
19 San Jacinto Center                    (3)  Austin, TX                      0        5,074,500      45,670,600    0      877,900
20 1111 19th Street                      (3)  Washington D.C.                 0        5,024,000      45,216,000    0      154,700
21 Bank One Center/Tower                 (3)  Indianapolis, IN                0       14,608,200     131,473,600    0    1,206,700
22 North Central Plaza Three             (3)  Dallas, TX                      0        3,632,100      32,689,300    0      273,700
23 The Quadrant                          (3)  Englewood, CO                   0        4,357,200      39,215,300    0      634,100
24 Canterbury Green                     (3)(4)Stamford, CT           19,034,200                0      41,987,100    0      370,500
25 Three Stamford Plaza                  (3)  Stamford, CT           16,562,800        3,956,600      35,609,700    0      163,100
26 Union Square                          (3)  San Antonio, TX                 0        2,368,500      14,236,000    0      289,100
27 One North Franklin                    (3)  Chicago, IL                     0        9,830,500      88,474,400    0      378,800
28 1620 L Street                         (3)  Washington, DC                  0        2,708,200      24,374,100    0      662,500
29 One & Two Stamford Plaza              (3)  Stamford, CT                    0        8,267,700      74,409,300    0      796,400
30 300 Atlantic Street                   (3)  Stamford, CT                    0        4,632,300      41,690,900    0      522,000
31 Sterling Plaza                        (3)  Dallas, TX                      0        3,810,600      34,295,500    0      367,800
32 1700 Higgins                          (3)  Des Plaines, IL         3,379,700 (5)    1,323,100      11,907,900    0       29,400
33 Franklin Plaza                        (3)  Austin, TX             34,087,800 (5)    6,502,400      58,521,300    0    1,269,800
34 Northwest Center                      (3)  San Antonio, TX         6,465,100 (5)    1,947,900      17,531,900    0      132,600
35 One Columbus Building                 (3)  Columbus, OH           29,386,100 (5)    4,956,300      44,606,300    0      316,200
36 One Crosswoods Center                 (3)  Columbus, OH            3,449,200 (5)    1,058,900       9,529,700    0      188,100
37 One Lakeway                           (3)  Metairie, LA            9,697,600 (5)    2,803,900      25,235,400    0      327,000
38 Three Lakeway                         (3)  Metairie, LA           17,018,700 (5)    4,695,000      43,517,200    0    1,097,300
39 Two Lakeway                           (3)  Metairie, LA           14,692,600 (5)    4,643,500      41,791,800    0      523,700
40 Westshore Center                      (3)  Tampa, FL               7,052,600 (5)    1,978,800      17,808,700    0      150,300
41 NationsBank Plaza                     (3)  Nashville, TN                   0        3,049,200      27,443,100    0      229,900
42 The Plaza at La Jolla Village         (3)  San Diego, CA          57,943,100       11,839,400      98,247,900    0      351,200
43 Interco Corporate Tower               (3)  Clayton, MO            22,038,100        4,688,400      42,195,200    0      338,100
44 9400 NCX                              (3)  Dallas, TX                      0        3,570,000      32,129,700    0    1,895,200
45 Four Stamford Plaza                   (3)  Stamford, CT           15,825,200        4,470,900      40,237,900    0       94,300
46 1920 Main Street Plaza                (3)  Irvine, CA                      0        5,480,700      47,525,800    0      690,100
47 Paces West                            (3)  Atlanta, GA                     0       12,833,700      75,024,500    0    1,425,000
48 One Market                            (3)  San Francisco, CA     151,265,200       34,814,400     313,329,700    0   18,864,800
49 2010 Main Street Plaza                (3)  Irvine, CA                      0        5,197,100      46,773,700    0      259,700





                                           Gross Amount Carried
                                               at Close of
                                             Period 12/31/97
         ---------------------------------------------------------------------------------------------------------------------------
                                                       Buildings and                  Accumulated    Date        Date   Depreciable
         Description                        Land       Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
         ---------------------------------------------------------------------------------------------------------------------------

         Office Properties:

       1 60 Spear Street Building        $ 2,125,200  $ 19,126,500   $ 21,251,700    $  (218,700)    1967       9/29/87     40
       2 San Felipe Plaza                 13,471,300   120,115,500    133,586,800     (1,487,800)    1984       9/29/87     40
       3 Summit Office Park                1,421,000    13,101,100     14,522,100       (163,300)    1974       3/01/89     40
       4 5100 Brookline                      570,700     4,356,600      4,927,300        (53,100)    1974       3/01/89     40
       5 Tampa Commons                     2,783,900    25,073,800     27,857,700       (286,400)    1985       4/25/89     40
       6 Intercontinental Center           1,750,700    14,449,800     16,200,500       (165,500)    1983       6/28/89     40
       7 First Union Center                3,954,000    35,660,300     39,614,300       (407,900)    1991       6/28/89     40
       8 Four Forest                       4,767,900    43,501,500     48,269,400       (523,900)    1985       6/29/89     40
       9 Dominion Tower                    4,643,700    41,330,000     45,973,700       (482,100)    1987       7/25/89     40
      10 Northborough Tower                1,704,000    12,478,100     14,182,100       (149,600)    1983       8/03/89     40
      11 500 Marquette Building            2,219,900    20,348,700     22,568,600       (255,000)    1985       8/15/89     40
      12 Atrium Towers                       749,000     7,115,900      7,864,900        (94,600)    1980      12/15/89     40
      13 One Clearlake Centre              4,585,700    19,333,300     23,919,000       (239,900)    1987      12/29/89     40
      14 Community Corporate  Center       3,018,900    27,370,700     30,389,600       (327,100)    1987       6/14/90     40
      15 Sarasota City Center              2,239,600    20,229,200     22,468,800       (236,800)    1989       9/28/90     40
      16 Denver Corporate Center
          II and III                       6,059,400    37,137,600     43,197,000       (427,200)  1981-82     12/20/90     40
      17 University Tower                  2,085,100    18,913,000     20,998,100       (226,100)    1987      10/16/91     40
      18 Shelton Pointe                    1,513,900    13,870,900     15,384,800       (160,300)    1985      11/26/91     40
      19 San Jacinto Center                5,074,500    46,548,500     51,623,000       (555,400)    1987      12/13/91     40
      20 1111 19th Street, N.W.            5,024,000    45,370,700     50,394,700       (527,900)    1979      12/18/91     40
      21 Bank One Center Tower            14,608,200   132,680,300    147,288,500     (1,543,200)    1990       3/24/92     40
      22 North Central Plaza Three         3,632,100    32,963,000     36,595,100       (472,100)    1986       4/21/92     40
      23 The Quadrant                      4,357,200    39,849,400     44,206,600       (464,200)    1985      12/01/92     40
      24 Canterbury Green                          0    42,357,600     42,357,600       (482,800)    1987      12/15/92     40
      25 Three Stamford Plaza              3,956,600    35,772,800     39,729,400       (419,800)    1980      12/15/92     40
      26 Union Square                      2,368,500    14,525,100     16,893,600       (179,100)    1986      12/23/92     40
      27 One North Franklin                9,830,500    88,853,200     98,683,700     (1,026,800)    1991      12/31/92     40
      28 1620 L Street                     2,708,200    25,036,600     27,744,800       (329,400)    1989       2/05/93     40
      29 One & Two Stamford Plaza          8,267,700    75,205,700     83,473,400       (899,100)    1986       3/30/93     40
      30 300 Atlantic Street               4,632,300    42,212,900     46,845,200       (501,200)    1987       3/30/93     40
      31 Sterling Plaza                    3,810,600    34,663,300     38,473,900       (409,100)    1984       6/25/93     40
      32 1700 Higgins                      1,323,100    11,937,300     13,260,400       (138,900)    1986      11/12/93     40
      33 Franklin Plaza                    6,502,400    59,791,100     66,293,500       (741,000)    1987      11/12/93     40
      34 Northwest Center                  1,947,900    17,664,500     19,612,400       (206,300)    1984      11/12/93     40
      35 One Columbus Building             4,956,300    44,922,500     49,878,800       (515,000)    1987      11/12/93     40
      36 One Crosswoods Center             1,058,900     9,717,800     10,776,700       (119,100)    1984      11/12/93     40
      37 One Lakeway                       2,803,900    25,562,400     28,366,300       (305,400)    1981      11/12/93     40
      38 Three Lakeway                     4,695,000    44,614,500     49,309,500       (557,500)    1987      11/12/93     40
      39 Two Lakeway                       4,643,500    42,315,500     46,959,000       (505,200)    1984      11/12/93     40
      40 Westshore Center                  1,978,800    17,959,000     19,937,800       (217,200)    1984      11/12/93     40
      41 NationsBank Plaza                 3,049,200    27,673,000     30,722,200       (317,800)    1977      12/01/93     40
      42 The Plaza at La Jolla Village    11,839,400    98,599,100    110,438,500     (1,134,200) 1987-1990     3/10/94     40
      43 Interco Corporate Tower           4,688,400    42,533,300     47,221,700       (486,200)    1986       5/27/94     40
      44 9400 NCX                          3,570,000    34,024,900     37,594,900       (454,700)    1981       6/24/94     40
      45 Four Stamford Plaza               4,470,900    40,332,200     44,803,100       (460,400)    1979       8/31/94     40
      46 1920 Main Plaza                   5,480,700    48,215,900     53,696,600       (654,600)    1988       9/29/94     40
      47 One and Two Paces West           12,833,700    76,449,500     89,283,200       (948,800)    1987      10/31/94     40
      48 One Market                       34,814,400   332,194,500    367,008,900     (4,391,600)    1976      11/22/94     40
      49 2010 Main Plaza                   5,197,100    47,033,400     52,230,500       (559,400)    1988      12/13/94     40



                                                                                                                      Costs
                                                                                      Initial Cost to         Capitalized Subsequent
                                                                                         Company                  To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1997                   Buildings and        Buildings and
         Description                        Location            Encumbrances         Land          Improvements Land    Improvements
         ---------------------------------------------------------------------------------------------------------------------------
      50 1100 Executive Tower          (3)  Orange, CA                     0         10,112,000      41,600,900   0         377,500
      51 28 State Street              (3)(6)Boston, MA                     0          9,512,600      85,613,100   0      27,919,400
      52 850 Third Avenue              (3)  New York, NY                   0          9,605,900      86,453,200   0       2,243,100
      53 161 North Clark               (3)  Chicago, IL          111,883,100         15,881,700     142,936,100   0      11,149,300
      54 Wachovia Center               (3)  Charlotte, NC         26,307,200          5,061,000      45,548,900   0         481,600
      55 Central Park                  (3)  Atlanta, GA           55,033,500          9,162,600      82,463,100   0         556,000
      56 One American Center           (3)  Austin, TX                     0                  0      70,811,500   0         552,200
      57 Pasadena Towers               (3)  Pasadena, CA          47,474,100          7,087,500      63,787,500   0       1,383,200
      58 580 California                (3)  San Francisco, CA     29,884,400          7,489,000      67,401,300   0       1,741,600
      59 1601 Market Street            (3)  Philadelphia, PA               0          5,780,800      52,027,500   0         760,500
      60 Promenade II                  (3)  Atlanta, GA           95,906,900         14,850,000     133,650,200   0       3,482,500
      61 Two California Plaza          (3)  Los Angeles, CA                0                  0     156,197,000   0      14,041,300
      62 BP Tower                      (3)  Cleveland, OH         84,587,300         16,450,700     148,056,200   0         312,300
      63 Sun Trust Center              (3)  Orlando, FL                    0         11,023,600      99,212,300   0       1,065,600
      64 Reston Town Center            (3)  Reston, VA            91,361,300         23,425,200     154,576,300   0         428,000
      65 49 East Thomas Road           (3)  Phoenix, AZ                    0             65,300         587,800   0               0
      66 Colonnade I                   (3)  San Antonio, TX                0          1,413,700      12,722,800   0         360,900
      67 One Phoenix Plaza             (3)  Phoenix, AZ                    0          6,191,900      55,726,900   0               0
      68 177 Broad Street             (3)(7)Stamford, CT                   0          3,941,200      35,470,900   0         375,200
      69 Preston Commons               (3)  Dallas, TX                     0          5,737,200      51,589,100   0         956,100
      70 Oakbrook Terrace Tower        (3)  Oakbrook Terrace, IL           0         11,950,100     107,550,900   0         392,200
      71 One Maritime Plaza            (3)  San Francisco, CA              0         11,532,700     103,793,800   0       1,682,200
      72 Smith Barney Tower            (3)  San Diego, CA                  0          2,657,700      23,919,400   0       1,179,100
      73 201 Mission Street            (3)  San Francisco, CA              0          8,870,800      79,836,600   0         258,000
      74 30 N. LaSalle Street          (3)  Chicago, IL                    0         12,489,000     112,400,700   0         569,600
      75 LL&E Tower                         New Orleans, LA       37,500,000  (8)     6,185,800      55,672,200   0         127,300
      76 Texaco Center                      New Orleans, LA       42,500,000  (8)     6,686,300      60,177,000   0         393,000
      77 Prudential Portfolio          (g)  Various                        0         28,456,300     256,106,600   0       5,343,900
      78 550 South Hope Street              Los Angeles, CA                0         10,017,500      90,157,600   0               0
      79 10 & 30 South Wacker               Chicago, IL                    0         48,502,500     436,522,400   0          54,100
      80 Four Falls Corporate Center        Conshohocken, PA               0          4,929,500      44,365,700   0         132,000
      81 Four and Five Valley Square        Plymouth Meeting, PA           0            864,500       7,781,200   0          15,000
      82 Oak Hill Plaza                     King of Prussia, PA            0          2,205,200      19,847,100   0           2,800
      83 One Devon Square                   Wayne, PA                      0          1,023,500       9,211,000   0           1,200
      84 Three Devon Square                 Wayne, PA                      0            411,400       3,702,800   0               0
      85 Two Devon Square                   Wayne, PA                      0            658,500       5,926,800   0         104,700
      86 Two Valley Square                  Plymouth Meeting, PA           0            878,000       7,901,400   0           1,200
      87 Walnut Hill Plaza                  King of Prussia, PA   14,713,700          2,046,300      18,416,800   0           2,600
      88 re                                 Washington, D.C.               0          8,257,000      74,312,800   0           1,400
      89                                    Plymouth Meeting, PA           0            717,600       6,457,600   0           1,200
      90                                    Plymouth Meeting, PA           0          1,012,400       9,111,600   0           1,400
      91 1600 Duke Street                   Alexandria, VA                 0          1,105,300       9,948,500   0               0
      92 Fair Oaks Plaza                    Fairfax, VA                    0          2,411,600      21,704,200   0               0
      93 Lakeside Square                    Dallas, TX                     0          8,261,000      47,349,300   0         587,900
      94 LaSalle Plaza                      Minneapolis, MN                0          9,679,000      87,111,400   0          32,300
      95 1001 Fifth Avenue                  Portland, OR          20,691,500  (10)    5,381,200      48,615,200   0             700
      96 1111 Third Avenue                  Seattle, WA           30,830,400  (10)    9,895,500      89,530,100   0         305,700
      97 Calais Office Center               Anchorage, AL          8,587,000  (10)            0      16,625,800   0         444,300
      98 First Interstate                   Seattle, WA           83,800,700  (10)   21,352,000     193,449,600   0          20,400
      99 Nordstrom Medical Tower            Seattle, WA           10,035,400  (10)    1,762,500      16,016,400   0             300
     100 One Bellevue Center                Bellevue, WA          23,691,800  (10)            0      56,199,700   0         392,900
     101 Rainer Plaza                       Bellevue, WA          29,795,800  (10)            0      79,896,000   0           3,200
     102 Second and Seneca                  Seattle, WA           40,865,800  (10)   10,917,900      98,885,800   0         111,800
     103 101 N. Wacker                      Chicago, IL                    0         10,067,600      90,608,800   0               0
     104 10880 Wilshire Boulevard           Los Angeles, CA                0                  0     149,841,200   0               0
     105 10960 Wilshire Boulevard           Los Angeles, CA                0         16,841,300     151,573,900   0               0
     106 1300 N. 17th Street                Rosslyn, VA                    0          9,810,600      88,295,900   0               0


                                         Gross Amount Carried
                                             at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                  Buildings and                    Accumulated      Date       Date    Depreciable
                                       Land       Improvements       Total (1)    Depreciation  Constructed  Acquired   Lives (2)
------------------------------------------------------------------------------------------------------------------------------------

 50 1100 Executive Tower            10,112,000       41,978,400     52,090,400       (503,200)      1987      12/15/94     40
 51 28 State Street                  9,512,600      113,532,500    123,045,100       (387,300)      1968       1/23/95     40
 52 850 Third Avenue                 9,605,900       88,696,300     98,302,200     (1,075,900)      1960       3/20/95     40
 53 161 North Clark                 15,881,700      154,085,400    169,967,100     (1,864,800)      1992       7/26/95    40
 54 Wachovia Center                  5,061,000       46,030,500     51,091,500       (524,900)      1972       9/01/95    40
 55 Central Park Office Park         9,162,600       83,019,100     92,181,700       (975,500)      1986      10/17/95    40
 56 One American Center                      0       71,363,700     71,363,700       (815,200)      1984      11/01/95    40
 57 Pasadena Towers                  7,087,500       65,170,700     72,258,200       (768,000)   1990-1991    12/14/95    40
 58 580 California                   7,489,000       69,142,900     76,631,900       (888,700)      1984      12/21/95    40
 59 1601 Market Street               5,780,800       52,788,000     58,568,800       (661,700)      1970       1/18/96    40
 60 Promenade II                    14,850,000      137,132,700    151,982,700     (1,632,200)      1990       6/14/96    40
 61 Two California Plaza                     0      170,238,300    170,238,300     (2,954,000)      1992       8/23/96    40
 62 BP Tower                        16,450,700      148,368,500    164,819,200     (1,702,200)      1985       9/04/96    40
 63 Sun Trust Center                11,023,600      100,277,900    111,301,500     (1,172,300)      1988       9/18/96    40
 64 Reston Town Center              23,425,200      155,004,300    178,429,500     (1,779,500)      1990      10/22/96    40
 65 49 East Thomas Road                 65,300          587,800        653,100         (6,600)      1974      12/04/96    40
 66 Colonnade I                      1,413,700       13,083,700     14,497,400       (170,200)      1983      12/04/96    40
 67 One Phoenix Plaza                6,191,900       55,726,900     61,918,800       (636,400)      1989      12/04/96    40
 68 177 Broad Street                 3,941,200       35,846,100     39,787,300       (413,900)      1989       1/29/97    40
 69 Preston Commons                  5,737,200       52,545,200     58,282,400       (631,400)      1986       3/21/97    40
 70 Oakbrook Terrace Tower          11,950,100      107,943,100    119,893,200     (1,237,600)      1988       4/16/97    40
 71 One Maritime Plaza              11,532,700      105,476,000    117,008,700     (1,209,000)      1967       4/21/97    40
 72 Smith Barney Tower               2,657,700       25,098,500     27,756,200       (379,000)      1987       4/28/97    40
 73 201 Mission Street               8,870,800       80,094,600     88,965,400       (915,000)      1981       4/30/97    40
 74 30 N. LaSalle Street            12,489,000      112,970,300    125,459,300     (1,293,600)      1974       6/13/97    40
 75 LL&E Tower                       6,185,800       55,799,500     61,985,300       (411,300)      1987        9/3/97    40
 76 Texaco Center                    6,686,300       60,570,000     67,256,300       (454,100)      1984        9/3/97    40
 77 Prudential Portfolio        (9) 28,456,300      261,450,500    289,906,800     (1,443,400)     Various     10/1/97    40
 78 550 South Hope Street           10,017,500       90,157,600    100,175,100       (469,400)      1991       10/6/97    40
 79 10 & 30 South Wacker Drive      48,502,500      436,576,500    485,079,000     (2,277,300)      1983       10/7/97    40
 80 Four Falls Corporate Center      4,929,500       44,497,700     49,427,200       (238,900)      1988       10/7/97    40
 81 Four and Five Valley Square        864,500        7,796,200      8,660,700        (40,500)      1988       10/7/97    40
 82 Oak Hill Plaza                   2,205,200       19,849,900     22,055,100       (103,300)      1982       10/7/97    40
 83 One Devon Square                 1,023,500        9,212,200     10,235,700        (47,900)      1984       10/7/97    40
 84 Three Devon Square                 411,400        3,702,800      4,114,200        (19,300)      1985       10/7/97    40
 85 Two Devon Square                   658,500        6,031,500      6,690,000        (34,500)      1985       10/7/97    40
 86 Two Valley Square                  878,000        7,902,600      8,780,600        (41,100)      1990       10/7/97    40
 87 Walnut Hill Plaza                2,046,300       18,419,400     20,465,700        (95,900)      1985       10/7/97    40
 88                                  8,257,000       74,314,200     82,571,200       (386,900)      1980      10/17/97    40
 89 One Valley Square                  717,600        6,458,800      7,176,400        (20,200)      1982      11/21/97    40
 90 Three Valley Square              1,012,400        9,113,000     10,125,400        (28,500)      1984      11/21/97    40
 91 1600 Duke Street                 1,105,300        9,948,500     11,053,800        (31,000)      1985      11/24/97    40
 92 Fair Oaks Plaza                  2,411,600       21,704,200     24,115,800        (67,700)      1986      11/24/97    40
 93 Lakeside Square                  8,261,000       47,937,200     56,198,200       (149,800)      1987      11/24/97    40
 94 LaSalle Office Plaza             9,679,000       87,143,700     96,822,700       (275,200)      1991      11/25/97    40
 95 1001 Fifth Avenue                5,381,200       48,615,900     53,997,100        (49,900)      1980      12/17/97    40
 96 1111 Third Avenue                9,895,500       89,835,800     99,731,300       (103,700)      1980      12/17/97    40
 97 Calais Office Center                     0       17,070,100     17,070,100        (18,900)      1975      12/17/97    40
 98 First Interstate Center         21,352,000      193,470,000    214,822,000       (198,600)      1983      12/17/97    40
 99 Nordstrom Medical Tower          1,762,500       16,016,700     17,779,200        (16,300)      1986      12/17/97    40
100 One Bellevue Center                      0       56,592,600     56,592,600        (60,900)      1983      12/17/97    40
101 Rainer Plaza                             0       79,899,200     79,899,200        (82,100)      1986      12/17/97    40
102 Second and Seneca               10,917,900       98,997,600    109,915,500       (101,600)      1991      12/17/97    40
103 101 N. Wacker                   10,067,600       90,608,800    100,676,400        (94,400)      1980      12/19/97    40
104 10880 Wilshire Boulevard                 0      149,841,200    149,841,200       (156,100)      1970      12/19/97    40
105 10960 Wilshire Boulevard        16,841,300      151,573,900    168,415,200       (157,900)      1971      12/19/97    40
106 1300 N. 17th Street              9,810,600       88,295,900     98,106,500        (92,000)      1980      12/19/97    40

         Schedule III - Real Estate and Accumulated Depreciation as of
                               December 31, 1997

                                                                                                                         Costs
                                                                                            Initial Cost to   Capitalized Subsequent
                                                                                               Company             To Acquisition
         --------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1997                 Buildings and        Buildings and
         Description                        Location               Encumbrances         Land      Improvements   Land   Improvements
         ---------------------------------------------------------------------------------------------------------------------------
     107 1333 H Street                      Washington D.C.                  0        6,715,400      60,438,200    0              0
     108 150 California               (11)  San Francisco, CA                0       12,566,800               0    0              0
     109 150 Federal Street                 Boston, MA              56,270,200       14,131,300     127,182,200    0              0
     110 1616 N. Fort Myer Drive            Rosslyn, VA                      0        6,960,700      62,646,400    0              0
     111 175 Federal Street                 Boston, MA              12,729,300        4,893,900      44,045,200    0              0
     112 175 Wyman Street             (11)  Walthan, MA                      0       24,000,000               0    0              0
     113 2 Oliver Street-147 Milk
         Street                             Boston, MA                       0        5,017,400      45,157,000    0              0
     114 200 West Adams                     Chicago, IL                      0       11,723,300     105,509,500    0              0
     115 225 Franklin Street                Boston, MA                       0       34,607,900     311,470,600    0              0
     116 AT&T Plaza                         Oak Brook, IL                    0        4,834,200      43,507,900    0              0
     117 Center Plaza                       Boston, MA              59,898,000       18,942,300     170,480,400    0              0
     118 Center Pointe III            (11)  Fairfax, VA                      0        9,600,000               0    0              0
     119 Centerpointe I and II              Fairfax, VA             30,146,000        8,837,800      79,540,200    0              0
     120 Civic Opera House                  Chicago, IL             31,785,400       12,771,400     114,941,900    0              0
     121 Crosby Corporate Center            Bedford, MA                      0        5,957,800      53,620,400    0              0
     122 Crosby Corporate Center II   (11)  Bedford, MA                      0        9,384,600               0    0     22,447,300
     123 EJ Randolph                        McLean, VA              16,057,000        3,936,500      35,429,100    0              0
     124 EJ Randolph II               (11)  McLean, Va                       0        3,324,000               0    0              0
     125 John Marshall I and II             McLean, VA              21,182,900        5,216,400      46,947,600    0              0
     126 John Marshall III            (11)  McLean, VA                       0        8,700,000               0    0              0
     127 Lake Marriot Business Park         Santa Clara, CA                  0        6,952,100      62,568,900    0              0
     128 Lakeside Office Park               Atlanta, GA                      0        4,792,500      43,132,300    0              0
     129 Media Center                 (11)  Burbank, CA                      0       20,000,000               0    0              0
     130 New England Executive Park         Burlington, MA                   0       13,106,000     117,953,900    0              0
     131 Northridge I                       Herndon, VA             14,558,000        3,224,900      29,024,400    0              0
     132 One Canal Park                     Cambridge, MA                    0        2,006,000      18,054,000    0              0
     133 Perimeter                          Atlanta, GA            217,871,000       68,306,100     429,131,900    0              0
     134 Presidents Plaza                   Chicago, IL                      0       13,435,500     120,919,200    0              0
     135 Riverside Center             (11)  Newton, MA                       0       30,000,000               0    0              0
     136 Riverview I and II                 Cambridge, MA                    0        5,937,600      53,438,100    0              0
     137 Russia Wharf                       Boston, MA                       0        5,918,200      53,263,400    0              0
     138 Shoreline Technology Park          Mountain View, CA                0       30,194,800     178,471,200    0              0
     139 South Station                      Boston, MA                       0                0      31,073,800    0              0
     140 Sunnyvale Business Center          Sunnyvale, CA                    0        4,890,000      44,010,000    0              0
     141 Ten Canal Park                     Cambridge, MA                    0        2,383,100      21,447,900    0              0
     142 Tri-State International            Lincolnshire, IL                 0       10,925,300      98,327,300    0              0
     143 Wellesley Office Park              Wellesley, MA           55,256,000       16,492,700     148,434,200    0              0
     144 Westbrook Corporate Center         Westchester, IL        111,497,800       24,896,800     224,071,100    0              0
     145 Westwood Business Center           Wellesley, MA                    0        2,719,600      24,476,300    0              0
                                                                --------------   --------------  --------------   ---- ------------
         Subtotal Office Properties                             $1,990,406,900   $1,162,720,800  $9,493,786,000   $0   $144,072,900
                                                                --------------   --------------  --------------   ---- ------------



         Parking Facilities:


     1   North Loop Transportation
          Center                        (3) Chicago, IL            $32,864,000(12)   $3,784,600     $34,061,500   $0       $450,000
     2   Theatre District Garage        (3) Chicago, IL                      0        3,372,300      30,350,700    0         56,800
     3   Capitol Commons Garage         (5) Indianapolis, IN         4,400,700                0      14,449,700    0          9,100
     4   Boston Harbor Garage           (3) Boston, MA              35,345,500        6,087,000      54,783,300    0        277,700
     5   Milwaukee Center               (3) Milwaukee, WI                    0                0       7,798,500    0        219,900
     6   1111 Sansom Street Garage      (3) Philadelphia, PA                 0        1,476,500               0    0          6,800
     7   15th & Sansom Streets Garage   (3) Philadelphia, PA                 0          726,400       6,537,600    0         11,300
     8   1602-34 Chancellor Garage      (3) Philadelphia, PA                 0          735,900       6,622,700    0          9,200
     9   1616 Sansom Street Garage      (3) Philadelphia, PA                 0          432,900       3,896,200    0              0
     10  Juniper/Locust Streets Garage  (3) Philadelphia, PA                 0          574,400       5,169,900    0         11,000
     11  Adams-Wabash Garage                Chicago, IL                      0        2,525,000      22,725,300    0         76,200
     12  601 Tchoupitoulas Garage           New Orleans, LO                  0(8)     1,180,000      10,619,800    0              0
     13  Stanwix Garage                     Pittsburgh, PA                   0        1,794,900      16,154,700    0              0




                                                                             Gross Amount Carried
                                                                                at Close of
                                                                              Period 12/31/97
                                         -------------------------------------------------------------------------------------------
                                                        Buildings and                  Accumulated     Date        Date  Depreciable
                                            Land         Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
                                         -------------------------------------------------------------------------------------------
     107 1333 H Street                     6,715,400       60,438,200      67,153,600       (63,000)    1982      12/19/97   40
     108 150 California                   12,566,800                0      12,566,800             0               12/19/97
     109 150 Federal Street               14,131,300      127,182,200     141,313,500      (132,500)    1988      12/19/97   40
     110 1616 N. Fort Myer Drive           6,960,700       62,646,400      69,607,100       (65,300)    1974      12/19/97   40
     111 175 Federal Street                4,893,900       44,045,200      48,939,100       (45,900)    1977      12/19/97   40
     112 175 Wyman Street                 24,000,000                0      24,000,000             0               12/19/97
     113 2 Oliver Street-147 Milk Street   5,017,400       45,157,000      50,174,400       (47,000)    1988      12/19/97   40
     114 200 West Adams                   11,723,300      105,509,500     117,232,800      (109,900)    1985      12/19/97   40
     115 225 Franklin Street              34,607,900      311,470,600     346,078,500      (324,500)    1966      12/19/97   40
     116 AT&T Plaza                        4,834,200       43,507,900      48,342,100       (45,300)    1984      12/19/97   40
     117 Center Plaza                     18,942,300      170,480,400     189,422,700      (177,600)    1969      12/19/97   40
     118 Center Pointe III                 9,600,000                0       9,600,000             0               12/19/97
     119 Centerpointe I and II             8,837,800       79,540,200      88,378,000       (82,900)  1998/1990   12/19/97   40
     120 Civic Opera House                12,771,400      114,941,900     127,713,300      (119,700)    1929      12/19/97   40
     121 Crosby Corporate Center           5,957,800       53,620,400      59,578,200       (55,900)    1996      12/19/97   40
     122 Crosby Corporate Center II        9,384,600       22,447,300      31,831,900             0               12/19/97
     123 EJ Randolph Building              3,936,500       35,429,100      39,365,600       (36,900)    1983      12/19/97   40
     124 EJ Randolph II                    3,324,000                0       3,324,000             0   12/19/97
     125 John Marshall I and II            5,216,400       46,947,600      52,164,000       (48,900)    1981      12/19/97   40
     126 John Marshall III                 8,700,000                0       8,700,000              0               12/19/97
     127 Lake Marriot Business Park        6,952,100       62,568,900      69,521,000       (65,200)    1981      12/19/97   40
     128 Lakeside Office Park              4,792,500       43,132,300      47,924,800       (44,900)    1972      12/19/97   40
     129 Media Center Development         20,000,000                0      20,000,000             0               12/19/97
     130 New England Executive Park       13,106,000      117,953,900     131,059,900      (122,900)    1970      12/19/97   40
     131 Northridge I                      3,224,900       29,024,400      32,249,300       (30,200)    1988      12/19/97   40
     132 One Canal Park                    2,006,000       18,054,000      20,060,000       (18,800)    1987      12/19/97   40
     133 Perimeter                        68,306,100      429,131,900     497,438,000      (822,800)  1972/1998   12/19/97   40
     134 Presidents Plaza                 13,435,500      120,919,200     134,354,700      (126,000)    1980      12/19/97   40
     135 Riverside Center                 30,000,000                0      30,000,000             0               12/19/97
     136 Riverview I and II                5,937,600       53,438,100      59,375,700       (55,700)    1985      12/19/97   40
     137 Russia Wharf                      5,918,200       53,263,400      59,181,600       (55,500)    1978      12/19/97   40
     138 Shoreline Technology Park        30,194,800      178,471,200     208,666,000      (185,900)    1985      12/19/97   40
     139 South Station                             0       31,073,800      31,073,800       (32,400)    1988      12/19/97   40
     140 Sunnyvale Business Center         4,890,000       44,010,000      48,900,000       (45,800)    1990      12/19/97   40
     141 Ten Canal Park                    2,383,100       21,447,900      23,831,000       (22,300)    1987      12/19/97   40
     142 Tri-State International          10,925,300       98,327,300     109,252,600      (102,400)    1986      12/19/97   40
     143 Wellesley Office Park            16,492,700      148,434,200     164,926,900      (154,600)    1963      12/19/97   40
     144 Westbrook Corporate Center       24,896,800      224,071,100     248,967,900      (233,400)    1985      12/19/97   40
     145 Westwood Business Center          2,719,600       24,476,300      27,195,900       (25,500)    1985      12/19/97   40
                                      --------------  --------------- ---------------  ------------
          Subtotal Office Properties  $1,162,720,800  $ 9,637,858,900 $10,800,579,700  $(62,295,000)
                                      --------------  --------------- ---------------  ------------

         Parking Facilities:


     1   North Loop Transportation
          Center                          $3,784,600      $34,511,500     $38,296,100     $(396,500)    1985        6/9/95   40
     2   Theatre District Self Park        3,372,300       30,407,500      33,779,800      (348,200)    1987        6/9/95   40
     3   Capitol Commons Garage                    0       14,458,800      14,458,800      (165,200)    1987       6/29/95   40
     4   Boston Harbor Garage              6,087,000       55,061,000      61,148,000      (635,000)    1972      12/10/96   40
     5   Milwaukee Center Parking Garage           0        8,018,400       8,018,400       (98,700)    1988      12/18/96   40
     6   1111 Sansom Street                1,476,500            6,800       1,483,300             0      N/A      12/27/96  N/A
     7   15th & Sansom Streets               726,400        6,548,900       7,275,300       (73,400)  1950/1954   12/27/96   40
     8   1616 Chancellor Street              735,900        6,631,900       7,367,800       (73,800)  1945/1955   12/27/96   40
     9   1616 Sansom Street                  432,900        3,896,200       4,329,100       (43,200)    1950      12/27/96   40
     10  Juniper/Locust Streets              574,400        5,180,900       5,755,300       (58,300)  1949/1952   12/27/96   40
     11  Adams-Wabash Parking Facility     2,525,000       22,801,500      25,326,500      (212,900)    1990       8/11/97   40
     12  601 Tchoupitoulas                 1,180,000       10,619,800      11,799,800       (77,200)    1982        9/3/97   40
     13  Stanwix Parking Facility          1,794,900       16,154,700      17,949,600       (50,400)    1969      11/25/97   40




                                                                           Initial Cost to           Costs Capitalized Subsequent
                                                                              Company                       To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 1997                   Buildings and                Buildings and
         Description                   Location      Encumbrances          Land        Improvements      Land        Improvements
         ---------------------------------------------------------------------------------------------------------------------------
                                                   --------------    --------------  --------------  -------------   ------------
         Subtotal Parking Facilities                   72,610,200        22,689,900     213,169,900              0      1,128,000
                                                   --------------    --------------  --------------  -------------   ------------

         Management Company            (12)                     0                 0               0              0      3,446,600
                                                   --------------    --------------  --------------  -------------   ------------

         Investment in Real Estate                 $2,063,017,100    $1,185,410,700  $9,706,955,900   $          -   $148,647,500
                                                   ==============    ==============  ==============  =============   ============


                                           at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                Buildings and                     Accumulated      Date        Date      Depreciable
  Description                      Land         Improvements         Total (1)    Depreciation  Constructed    Acquired     Lives(2)
------------------------------------------------------------------------------------------------------------------------------------
                               --------------  --------------    ---------------  ------------
Subtotal Parking Facilities        22,689,900     214,297,900        236,987,800    (2,232,800)
                               --------------  --------------    ---------------  ------------

Management Company                          0       3,446,600          3,446,600      (167,300)
                               --------------  --------------    ---------------  ------------

Investment in Real Estate      $1,185,410,700  $9,855,603,100    $11,041,014,100  $(64,695,100)
                               ==============  ==============    ===============  ============



(1) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $7.5 billion.

(2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

(3) The acquisition of the Properties, or the interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation, was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 11. Accordingly, the assets were recorded by the Company at their fair values.

(4) This Property contains 106 residential units.

(5) These loans are subject to cross default and collateralization provisions.

(6) This building underwent a major renovation to re-tenant the entire Property. The building is currently in a lease-up period and is expected to be fully occupied in 1998. During the renovation period, operating costs, real estate taxes, and interest incurred will be capitalized. As of December 31, 1997, approximately $23.5 million of operating costs and interest have been capitalized.

(7) This Propery contains 161 residential units.

(8) These loans are subject to cross default and collateralization provisions.

(9) The Prudential Portfolio consists of six Office Buildings located in Philadelphia, PA; Dallas, TX; and Houston, TX. These Office Buildings were constructed between 1969 and 1984.

(10)These loans are subject to cross default and collateralization provisions.

(11)These properties are in various development stages. During the development period all operating costs, including real estate taxes together with interest incurred during the developement stages will be capitalized.

(12)The encumbrance on the North Loop Transportation Center is also secured by a first lien on the Theatre District Garage.

(13)This asset consists of furniture, fixtures, and equipment owned by the Management Business.

(14) Summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the period from July 11, 1997 to December 31, 1997, the period from period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:


                                                     For the period        For the period
                                                    July 11, 1997 to      January 1, 1997     December 31,      December 31,
                                                    December 31, 1997     to July 10, 1997        1996              1995
                                                    -----------------     ----------------   ---------------   ----------------
          Balance, beginning of period                             0        3,549,707,600    $2,571,851,300    $ 1,931,002,400
          Acquisitions                                10,941,428,100          531,968,000       860,995,000        583,485,200
          Improvements                                    99,586,000           59,511,100       129,485,300         76,985,400
          Properties disposed of                                   0          (67,193,400)       (9,633,600)                 0
          Write down for value impairment                          0                    0                 0        (17,512,000)
          Write-off of fully depreciated
            assets which are no longer
            in service                                             0                    0        (2,990,400)        (2,109,700)
                                                     ---------------       --------------    --------------    ---------------
          Balance, end of period                     $11,041,014,100       $4,073,933,200    $3,549,707,600    $ 2,571,851,300
                                                     ===============       ==============    ==============    ===============




The changes in accumulated depreciation for the period from July 11, 1997 to December 31, 1997, the period from period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:



                                                       For the period       For the period
                                                      July 11, 1997 to      January 1, 1997    December 31,       December 31,
                                                      December 31, 1997    to July 10, 1997       1996               1995
                                                     -----------------     ----------------   ---------------   ----------------

          Balance, beginning of period               $            0        $(257,893,300)    $(178,448,600)    $(115,842,500)
          Depreciation                                  (64,695,100)         (57,379,300)      (82,905,300)      (64,715,800)
          Properties disposed of                                  0            8,517,200           470,200                 0
          Write-off of fully depreciated
            assets which are no longer
            in service                                            0                    0          2,990,400        2,109,700
                                                     --------------        -------------     -------------     -------------
          Balance, end of period                     $  (64,695,100)       $(306,755,400)    $(257,893,300)    $(178,448,600)
                                                     ==============        =============     =============     =============
