Form 10-K/A
period 1997-12-31
EOP OPERATING LTD PARTNERSHIP
filed 1998-04-01
CIK 1043866

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



PART I.                                                                                PAGE
                                                                                       ----
           Item 1.   Business                                                            1
           Item 2.   Properties                                                         11
           Item 3.   Legal Proceedings                                                  34
           Item 4.   Submission of Matters to a Vote of Security Holders                34
PART II.
           Item 5.   Market for the Registrant's Common Equity and Related
                     Stockholder Matters                                                34
           Item 6.   Selected Financial Data                                            36
           Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                              38
           Item 7A.  Quantitative and Qualitative Disclosure About Market Risk          52
           Item 8.   Financial Statements and Supplementary Data                        52
           Item 9.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                               52
PART III.
           Item 10.  Trustees and Executive Officers of the Registrant                  53
           Item 11.  Executive Compensation                                             58
           Item 12.  Security Ownership of Certain Beneficial Owners and Management     65
           Item 13.  Certain Relationships and Related Transactions                     66
PART IV.
           Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   69

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


         RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. We obtained the $600 Million Credit Facility in July 1997 and the $1.5 Billion Credit
Facility in October 1997 and sold the $1.25 Billion Notes and MOPPRS in the February 1998 Notes Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Debt Financing." The $1.25 Billion Notes and MOPPRS have fixed interest rates, but advances under the Credit Facilities bear interest at a variable rate based upon one-month LIBOR. We had, as of December 31, 1997, interest rate hedging agreements for approximately $1.0 billion of our floating rate debt to limit our exposure to rising interest rates, but terminated these agreements when we paid down the credit facilities with the proceeds of the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million PIERS Offering. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. Generally, however, the counterparties to hedging agreements which would enter into are major financial institutions. We may borrow additional money with variable interest rates in the future, and enter other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

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


         CERTAIN TRUSTEES AND OFFICERS HAVE CONFLICTS OF INTEREST AND COULD EXERCISE INFLUENCE IN A MANNER INCONSISTENT WITH SHAREHOLDERS' BEST INTEREST. As of March 1, 1998, Mr. Zell and Ms. Sheli Z. Rosenberg (one of the Company's trustees) own (as determined in accordance with the SEC's rules) approximately 3.3%, and all other trustees and executive officers of the Company as a group own approximately 2.4%, of the outstanding Common Shares (in each case including Common Shares issuable upon exchange of Units). In addition, Mr. Zell and his affiliates may receive distributions of up to approximately 9.4 million additional Units (representing approximately 3.4% of the outstanding Common Shares on a fully diluted basis) during the two-year period ending July 11, 1999. These Units were set aside at the time of the IPO and are issuable if we achieve certain performance objectives, based on the market price of the Common Shares. In addition, options to purchase an aggregate of 1,000,000 Common Shares exercisable at the IPO price of $21 per share were granted to Mr. Zell, Ms. Rosenberg and our five highest paid executive officers. Mr. Zell and Ms. Rosenberg have significant influence on the management and operation of the Company. Such influence might be exercised in a manner that is inconsistent with the interests of other securityholders.


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

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS


         FAILURE OF THE TRUST TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR SECURITYHOLDERS. We believe that, since the IPO in
July 1997, the Trust has qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. The Trust is also required to distribute to shareholders at least 95% of its REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.



         If the Trust fails to qualify as a REIT, the Trust would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Trust relief under certain statutory provisions, the Trust would remain disqualified as a REIT for four years following the year the Trust first failed to qualify. If the Trust failed to qualify as a REIT, the Trust would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, the Trust would no longer be required to make any distributions to shareholders. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Failure of the Company to Qualify as a REIT."


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

ITEM 2.  PROPERTIES

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1997, the Company owned or had an interest in 258 Office Properties containing approximately 65.3 million rentable square feet of office space and owned or had an interest in 17 Parking Facilities containing approximately 16,749 parking spaces. The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in central business districts and approximately 50% in suburban markets. As of December 31, 1997, the Office Properties were, on a weighted average basis, 94% occupied by a total of 5,676 tenants, with no single tenant accounting for more than 1.6% of annualized rent (except for the U.S. General Services Administration, which accounted for 3.6% of annualized rent). An additional 735,700 square feet (approximately 1.1% of the rentable square footage of the Office Properties) was leased, with occupancy to commence in whole or in part during 1998.

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

                                       14


                                                   PERCENTAGE                                               ANNUALIZED
                                                    OF TOTAL                                                  NET
                                                     OFFICE                            PERCENTAGE           EFFECTIVE   ANNUALIZED
                                                    PORTFOLIO                              OF               RENT PER     RENT PER
                        NUMBER          RENTABLE    RENTABLE               ANNUALIZED   PORTFOLIO  NUMBER   OCCUPIED     OCCUPIED
OFFICE PROPERTIES       OF               SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF      SQUARE       SQUARE
(MARKET, SUBMARKET)     PROPERTIES        FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)       FOOT(1)
-------------------     ----------      --------   ----------  ----------  ----------  ----------  ------  -----------  ----------
San Jose
  Mountain View             12           726,508      1.1        100.0       13,509       1.0         12      15.52       18.59
  Santa Clara                7           400,058      0.6         84.6        4,200       0.3         15       7.15       12.40
  Sunnyvale                  3           175,000      0.3        100.0        3,219       0.2          3      16.24       18.40
                           ---         ---------     ----                  --------      ----        ---
     PACIFIC REGION
    TOTAL/WEIGHTED AVERAGE  43         9,703,180     14.9%        92.1%    $210,402      15.7%       673     $13.50      $23.54
WEST REGION
Anchorage
  Midtown                    2           190,599      0.3%       100.0%    $  3,505       0.3%        39      $9.73      $18.39
Phoenix
  Central Corridor           2           605,295      0.9         98.8        7,431       0.6         13      11.60       12.43
Minneapolis
  Downtown                   1           589,432      0.9         97.1       15,065       1.1         29       9.92       26.32
Denver
  Southeast                  3           671,659      1.0         92.5       11,231       0.8         53       9.46       18.09
St. Louis
  Mid County                 1           339,163      0.5        100.0        7,559       0.6         33      12.63       22.29
Albuquerque
  Downtown                   1           230,022      0.4         93.6        3,324       0.2         32       7.20       15.44
Oklahoma City
  Northwest                  3           261,324      0.4         87.0        2,059       0.2        104       3.94        9.06
Portland
  Downtown                   1           368,018      0.6         95.7        6,028       0.4         48       9.79       17.12
Dallas
  LBJ/Quorum Plaza           3         1,133,436      1.7         95.5       18,746       1.4        120       9.12       17.32
  Central                    1           283,707      0.4         87.1        4,159       0.3         41       7.95       16.82
  North Central Expressway   1           379,556      0.6         91.0        4,895       0.4         70       6.21       14.17
  Preston Center             4           721,351      1.1         91.5       13,062       1.0        142      11.89       19.79
Ft. Worth
  W/SW Fort Worth            2           239,095      0.4         94.3        2,705       0.2         63       5.72       11.99
Seattle
  Bellevue                   2           755,570      1.2         95.9       15,041       1.1         99      12.54       20.76
  Central Business District  5         2,025,868      3.1         97.9       39,565       2.9        183      12.61       19.95
                            --         ---------     -----                  --------     -----     -----
     WEST REGION
    TOTAL/WEIGHTED AVERAGE  32         8,794,095     13.5%        95.3%    $154,376      11.5%     1,069     $10.41      $18.41


                                                   PERCENTAGE                                               ANNUALIZED
                                                    OF TOTAL                                                    NET
                                                    OFFICE                              PERCENTAGE           EFFECTIVE   ANNUALIZED
                                                   PORTFOLIO                               OF                RENT PER     RENT PER
                          NUMBER       RENTABLE    RENTABLE                 ANNUALIZED  PORTFOLIO   NUMBER   OCCUPIED     OCCUPIED
OFFICE PROPERTIES           OF          SQUARE      SQUARE      PERCENTAGE    RENT      ANNUALIZED    OF      SQUARE       SQUARE
(MARKET, SUBMARKET)     PROPERTIES       FEET        FEET        OCCUPIED   ($000S)(1)     RENT     LEASES    FOOT(2)      FOOT(1)
-------------------     ----------    ----------  ----------  ----------    ----------  ----------  ------  ----------   ----------
SOUTHEAST REGION
Ft. Lauderdale
  Downtown                   1           225,500     0.3%        99.0%      $  6,078       0.5%        21     $17.50      $27.22
Orlando
  Central Business District  1           640,385     1.0         94.4         15,120       1.1         46      14.06       25.00
Palm Beach County, FL
  West Palm Beach            1           215,104     0.3         90.2          3,811       0.3         36       9.36       19.64
Sarasota
  Downtown                   1           247,891     0.4         90.5          4,145       0.3         35       9.93       18.48
Tampa
  Westshore/Airport          2           470,331     0.7         98.1          8,311       0.6         57      10.19       18.01
Atlanta
  Central Perimeter         39         4,268,457     6.5         96.8         74,280       5.5        385      10.74       17.97
  Midtown                    1           770,840     1.2         97.1         16,803       1.3         24      14.66       22.46
  Northwest                  2           641,263     1.0         95.1         12,551       0.9         42      13.12       20.57
Charlotte
  Uptown                     1           581,666     0.9        100.0          6,897       0.5          9       6.50       11.86
Raleigh/Durham
  South Durham               1           181,221     0.3         93.4          3,142       0.2         36      10.66       18.56
Nashville
  Downtown                   1           421,513     0.6         97.9          5,637       0.4         21       6.43       13.66
                           ---         ---------    ----                    --------      ----        ---
    SOUTHEAST REGION
    TOTAL/WEIGHTED AVERAGE  51         8,664,171    13.3%        96.5%      $156,776      11.7%       712     $11.11      $18.75


                                                      PERCENTAGE                                              ANNUALIZED
                                                      OF TOTAL                                                   NET
                                                       OFFICE                            PERCENTAGE           EFFECTIVE  ANNUALIZED
                                                      PORTFOLIO                              OF               RENT PER    RENT PER
                               NUMBER     RENTABLE    RENTABLE               ANNUALIZED   PORTFOLIO  NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES               OF         SQUARE      SQUARE    PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE       SQUARE
(MARKET, SUBMARKET)          PROPERTIES     FEET        FEET      OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)      FOOT(1)
---------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ------  ----------  ----------
SOUTHWEST REGION
New Orleans
  Central Business District      2       1,164,871     1.8%         85.8%    $   16,081     1.2%        59     $ 8.38      $16.08
  Metairie/E. Jefferson          3       1,192,828     1.8          94.8         17,359     1.3        188       9.07       15.36
Austin
  Central Business District      3       1,423,948     2.2          93.8         26,064     1.9        122       9.39       19.52
Houston
  Galleria/West Loop             1         959,466     1.5          93.6         14,803     1.1        125       8.63       16.49
  North/North Belt               2         402,709     0.6          97.2          5,444     0.4         26       6.85       13.91
  North Loop/Northwest           3         797,971     1.2          88.8         10,702     0.8         53       7.41       15.10
  West                           1         574,216     0.9          97.6         10,287     0.8         24      11.13       18.36
San Antonio
  Airport                        1         194,398     0.3          88.7          2,511     0.2         18       6.59       14.57
  Northwest                      2         409,885     0.6          89.9          5,166     0.4         60       6.48       14.01
                               ---      ----------  ------                   ----------   -----      -----
    SOUTHWEST REGION
    TOTAL/WEIGHTED AVERAGE      18       7,120,292    10.9%         92.2%    $  108,416     8.1%       675     $ 8.60      $16.51
                               ---      ----------  ------                   ----------   -----      -----
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE                       258      65,291,790   100.0%         94.0%    $1,343,568   100.0%     5,676     $11.99      $21.90
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

                                       21

                                                            PERCENTAGE                                        ANNUALIZED
                                                             OF TOTAL                                            NET
                                                             OFFICE                         PERCENTAGE        EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF             RENT PER     RENT PER
                             NUMBER               RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER OCCUPIED     OCCUPIED
                               OF      YEAR/BUILT  SQUARE    SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE       SQUARE
PROPERTY                    PROPERTIES RENOVATED    FEET      FEET     OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)      FOOT(1)
--------                    ---------- ---------- -------- ---------- ---------- ---------- ---------- ------ ----------  ----------
PACIFIC REGION
Los Angeles
  Downtown
     550 S. Hope                   1     1991      566,434    0.9%      86.8%     $12,064      0.9%      39      $13.97      $24.55
     Two California Plaza (3)      1     1992    1,329,809     2.0       87.4      25,984       1.9      30       13.21       22.34
  Pasadena
     Pasadena Towers               2   1990-91     439,367     0.7       90.9      10,849       0.8      32       17.54       27.18
  Westwood
     10880 Wilshire Boulevard (3)  1   1970/92     534,007     0.8       85.1      12,772       1.0      44       16.86       28.12
     10960 Wilshire Boulevard      1   1971/92     550,430     0.8       83.3      15,686       1.2      34       22.36       34.23
Orange County
  Central Orange
     500 Orange Tower (9)          1     1988      290,765     0.4       94.5       5,138       0.4      50       11.79       18.70
     1100 Executive Tower          1     1987      366,747     0.6      100.0       6,330       0.5      26        9.81       17.26
  Irvine/Airport
     1920 Main Plaza               1     1988      305,662     0.5       97.1       6,060       0.5      40       11.52       20.43
     2010 Main Plaza               1     1988      280,882     0.4       94.3       5,791       0.4      32       13.66       21.87
San Diego
  University Town Center
     The Plaza at La Jolla
      Village (4)                  5   1987-90     635,419     1.0       99.9      15,233       1.1      90       16.59       24.00
     Smith Barney Tower            1     1987      187,999     0.3       82.2       3,404       0.3      17       13.54       22.02
San Francisco
  Downtown
     201 Mission Street            1     1981      483,289     0.7       99.6       9,654       0.7      18        9.44       20.05
     580 California                1     1984      313,012     0.5      100.0       8,242       0.6      29       16.03       26.33
     60 Spear Street Building      1   1967/87     133,782     0.2      100.0       3,265       0.2       9       13.07       24.41
     One Maritime Plaza            1   1967/90     523,929     0.8       84.0      12,718       0.9      39       18.29       28.91
     One Market                    1   1976/95   1,460,081     2.2       93.8      36,285       2.7     114       15.35       26.49
San Jose
  Mountain View
     Shoreline Technology Park    12   1985/91     726,508     1.1      100.0      13,509       1.0      12       15.52       18.59

                                                              PERCENTAGE                                        ANNUALIZED
                                                               OF TOTAL                                            NET
                                                               OFFICE                          PERCENTAGE       EFFECTIVE ANNUALIZED
                                                              PORTFOLIO                           OF             RENT PER  RENT PER
                               NUMBER              RENTABLE   RENTABLE              ANNUALIZED PORTFOLIO  NUMBER OCCUPIED  OCCUPIED
                                 OF     YEAR/BUILT  SQUARE     SQUARE    PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE    SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET       FEET      OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)   FOOT(1)
--------                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------ ---------- --------
  Santa Clara
     Lake Marriott Business Park.   7     1981       400,058      0.6        84.6     4,200        0.3      15        8.44    12.40
  Sunnyvale
     Sunnyvale Business Center      3     1990       175,000      0.3       100.0     3,219        0.2       3       16.24    18.40
                                  ---              ---------     ----              --------      -----     ---
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE        43              9,703,180     14.9%       92.1% $210,402      15.7%     673      $13.50   $23.54
WEST REGION
Anchorage
  Midtown
     Calais Office Center (3)       2     1975       190,599      0.3%      100.0% $  3,505       0.3%      39      $ 9.73   $18.39
Phoenix
  Central Corridor
     49 East Thomas Road (10)       1    1974/93      18,892      0.0        60.8        93        0.0      12        0.91     8.08
     One Phoenix Plaza (11)         1     1989       586,403      0.9       100.0     7,338        0.5       1       11.95    12.51
Minneapolis

  Downtown
     LaSalle Plaza                  1     1991       589,432      0.9        97.1    15,065        1.1      29       10.21    26.32
Denver
  Southeast
     Denver Corporate
      Center II & III               2   1981/93-97   358,357      0.5       100.0     6,331        0.5      15       10.12    17.67
     The Quadrant                   1     1985       313,302      0.5        83.8     4,900        0.4      38       10.40    18.66
St. Louis
  Mid County
     Interco Corporate Tower        1     1986       339,163      0.5       100.0     7,559        0.6      33       12.63    22.29
Albuquerque
  Downtown
     500 Marquette Building         1     1985       230,022      0.4        93.6     3,324        0.2      32        7.70    15.44
Oklahoma City
  Northwest
     Atrium Towers                  2    1980/95     155,865      0.2        94.2     1,321        0.1      43        4.91     9.00
     5100 Brookline (4)             1     1974       105,459      0.2        76.4       738        0.1      61        3.82     9.15

                                      23


                                                           PERCENTAGE                                         ANNUALIZED
                                                            OF TOTAL                                             NET
                                                             OFFICE                        PERCENTAGE         EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF              RENT PER    RENT PER
                            NUMBER                RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED    OCCUPIED
                            OF         YEAR/BUILT  SQUARE    SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE      SQUARE
PROPERTY                    PROPERTIES RENOVATED    FEET      FEET     OCCUPIED  ($000S)(1)   RENT     LEASES  FOOT(2)     FOOT(1)
---------                   ---------- ---------- -------- ---------- ---------- ---------- ---------- ------ ----------  ----------
Portland
  Downtown
     1001 Fifth Avenue           1       1980      368,018     0.6        95.7       6,028      0.4      48       10.24       17.12
Dallas
  LBJ/Quorum Plaza
     Four Forest (4)             1       1985      394,324     0.6        96.1       5,906      0.4      57        8.67       15.59
     Lakeside Square             1       1987      392,537     0.6        99.1       7,879      0.6      24       11.66       20.26
     North Central Plaza Three   1     1986/94     346,575     0.5        90.7       4,962      0.4      39        8.03       15.79
  Central
     8080 NCX                    1     1984/95     283,707     0.4        87.1       4,159      0.3      41        9.12       16.82
  North Central Expressway
     9400 NCX                    1     1981/95     379,556     0.6        91.0       4,895      0.4      70        6.82       14.17
  Preston Center
     Preston Commons             3       1986      418,604     0.6        91.8       8,046      0.6      68       15.28       20.95
     Sterling Plaza              1     1984/94     302,747     0.5        91.1       5,016      0.4      74        9.82       18.18
Ft. Worth
  W/SW Fort Worth
     Summitt Office Park         2     1974/93     239,095     0.4        94.3       2,705      0.2      63        6.06       11.99
Seattle
  Bellevue
     One Bellevue Center (3)     1       1983      344,715     0.5        91.7       6,407      0.5      38       12.59       20.26
     Rainer Plaza (3)            1       1986      410,855     0.6        99.4       8,634      0.6      61       13.46       21.15
  Central Business District
     1111 Third Avenue           1       1980      528,282     0.8        96.7       8,991      0.7      57       11.05       17.60
     First Interstate            1       1983      915,883     1.4        97.9      18,995      1.4      74       14.09       21.19
     Second and Seneca           2     1991/1996   480,272     0.7        99.5       9,522      0.7      31       12.51       19.92
     Nordstrom Medical Tower     1       1986      101,431     0.2        96.1       2,057      0.2      21       13.19       21.09
                               ---               ---------   -----                 -------     ----    ----
     WEST REGION
     TOTAL/WEIGHTED AVERAGE     32               8,794,095    13.5%       95.3%    $154,376    11.5%   1,069     $10.41      $18.41

                                                            PERCENTAGE                                          ANNUALIZED
                                                             OF TOTAL                                              NET
                                                              OFFICE                         PERCENTAGE         EFFECTIVE ANNUALIZED
                                                             PORTFOLIO                           OF             RENT PER   RENT PER
                             NUMBER                RENTABLE  RENTABLE              ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED  OCCUPIED
                             OF         YEAR/BUILT  SQUARE    SQUARE    PERCENTAGE   RENT     ANNUALIZED  OF      SQUARE    SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET      FEET      OCCUPIED  ($000S)(1)   RENT     LEASES   FOOT(2)   FOOT(1)
--------                     ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ---------- ---------
SOUTHEAST REGION
Ft. Lauderdale
  Downtown
     First Union Center            1      1991       225,500    0.3%       99.0%    $ 6,078      0.5%     21      $17.67      $27.22
Orlando
  Central Business District
     SunTrust Center               1      1988       640,385    1.0        94.4      15,120      1.1      46       14.89       25.00
Palm Beach County, FL
  West Palm Beach
     One Clearlake Centre          1      1987       215,104    0.3        90.2       3,811      0.3      36       10.37       19.64
Sarasota
  Downtown
     Sarasota City Center          1      1989       247,891    0.4        90.5       4,145      0.3      35       10.97       18.48
Tampa
  Westshore/Airport
     Tampa Commons                 1      1985       254,808    0.4        99.2       4,779      0.4      21       11.42       18.90
     Westshore Center              1      1984       215,523    0.3        96.8       3,532      0.3      36        9.13       16.93
Atlanta
  Central Perimeter
     125 Perimeter Center West     1      1972       223,059    0.3       100.0         997      0.1       1       (2.26)       4.47
     20-26 Perimeter Center East   4      1973        69,664    0.1        98.4       1,052      0.1      23        8.62       15.35
     219-223 Perimeter Center
      Parkway                      2    1978/97      255,657    0.4       100.0       4,790      0.4       7       12.00       18.73
     245 Perimeter Center Parkway  1      1981       229,131    0.4       100.0       4,116      0.3       1       11.23       17.96
     28-32 Perimeter Center East   3      1974       105,287    0.2        99.0       1,585      0.1      16        8.47       15.20
     301-303 Perimeter Center
      North                        2    1982/98      317,116    0.5       100.0       6,388      0.5       5       13.42       20.15
     41-47 Perimeter Center East   2      1974       172,374    0.3        98.3       2,854      0.2      34       10.12       16.85
     50-66 Perimeter Center East   5    1971/98      738,803    1.1        99.1      12,968      1.0      20       10.97       17.70
     70-76 Perimeter Center East   4      1972        60,351    0.1        97.5         969      0.1      15        9.73       16.46
     8-16 Perimeter Center East    5      1970        65,435    0.1        93.9         932      0.1      18        8.43       15.16

                                                             PERCENTAGE                                         ANNUALIZED
                                                              OF TOTAL                                             NET
                                                               OFFICE                         PERCENTAGE        EFFECTIVE ANNUALIZED
                                                              PORTFOLIO                          OF              RENT PER  RENT PER
                               NUMBER              RENTABLE   RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED  OCCUPIED
                                OF      YEAR/BUILT  SQUARE     SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE     SQUARE
PROPERTY                     PROPERTIES RENOVATED    FEET       FEET     OCCUPIED  ($000S)(1)    RENT    LEASES  FOOT(2)    FOOT(1)
--------                     ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ---------- ---------
     Central Park                  2       1986       612,733     0.9       97.5      12,042       0.9      75     12.97      20.16
     Lakeside Office Park          5      1972/97     390,238     0.6       94.0       5,437       0.4      38      7.20      14.82
     Park Place Shopping Center    1       1979        61,830     0.1       98.9       1,264       0.1      18     13.95      20.68
     Perimeter--North/South
      Terraces                     2      1984/98     966,779     1.5       91.9      18,887       1.4     114     14.53      21.26
  Midtown
     Promenade II                  1       1990       770,840     1.2       97.1      16,803       1.3      24     15.11      22.46
  Northwest
     Paces West                    2       1988       641,263     1.0       95.1      12,551       0.9      42     13.79      20.57
Charlotte
  Uptown
     Wachovia Center               1      1972/94     581,666     0.9      100.0       6,897       0.5       9      6.50      11.86
Raleigh/Durham
  South Durham
     University Tower              1      1987/92     181,221     0.3       93.4       3,142       0.2      36     11.41      18.56
Nashville
  Downtown
     Nations Bank Plaza            1      1977/95     421,513     0.6       97.9       5,637       0.4      21      6.57      13.66
                                ----                ---------    ----               --------      ----     ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE       51                8,664,171    13.3%      96.5%   $156,776      11.7%    712    $11.11     $18.75
SOUTHWEST REGION
New Orleans
  Central Business District
     LL&E Tower                    1       1987       545,157     0.8%      84.4%   $  7,199       0.5%     33    $ 9.14     $15.64
     Texaco Center                 1       1984       619,714     0.9       87.1       8,882       0.7      26     10.30      16.46
  Metairie/E. Jefferson
     One Lakeway Center            1      1981/96     289,112     0.4       90.8       3,972       0.3      49      8.75      15.13
     Two Lakeway Center            1      1984/96     440,826     0.7       94.4       6,309       0.5      85      9.67      15.16
     Three Lakeway Center          1      1987/96     462,890     0.7       97.6       7,079       0.5      54      9.96      15.68



                                                            PERCENTAGE                                        ANNUALIZED
                                                             OF TOTAL                                            NET
                                                             OFFICE                         PERCENTAGE        EFFECTIVE   ANNUALIZED
                                                            PORTFOLIO                          OF              RENT PER    RENT PER
                            NUMBER                RENTABLE  RENTABLE             ANNUALIZED PORTFOLIO  NUMBER  OCCUPIED    OCCUPIED
                             OF       YEAR/BUILT  SQUARE     SQUARE   PERCENTAGE    RENT    ANNUALIZED   OF    SQUARE      SQUARE
PROPERTY                   PROPERTIES RENOVATED    FEET       FEET     OCCUPIED  ($000S)(1)   RENT     LEASES  FOOT(2)     FOOT(1)
--------                   ---------- ---------- --------- ---------- ---------- ---------- ---------- ------ ----------  ----------
Austin
  Central Business District
     Franklin Plaza                1    1987      517,849      0.8        91.5       9,698     0.7       39       11.45       20.47
     One American Center (3)       1    1984      505,770      0.8        92.8       8,969     0.7       36        9.51       19.11
     San Jacinto Center            1    1987      400,329      0.6        98.0       7,398     0.6       47        8.89       18.85
Houston
  Galleria/West Loop
     San Felipe Plaza (4)          1    1984      959,466      1.5        93.6      14,803     1.1      125        9.22       16.49
  North/North Belt
     Intercontinental Center       1   1983/91    194,801      0.3        99.4       2,710     0.2       12        6.81       13.99
     Northborough Tower (4)        1   1983/90    207,908      0.3        95.1       2,734     0.2       14        7.28       13.83
  North Loop/Northwest
     Brookhollow Central           3   1972-1981  797,971      1.2        88.8      10,702     0.8       53        8.34       15.10
  West
     Destec Tower                  1    1982      574,216      0.9        97.6      10,287     0.8       24       11.41       18.36
San Antonio
  Airport
     Union Square                  1    1986      194,398      0.3        88.7       2,511     0.2       18        7.44       14.57
  Northwest
     Colonade I                    1    1983      168,637      0.3        92.4       2,361     0.2       26        7.80       15.15
     Northwest Center              1   1984/94    241,248      0.4        88.2       2,805     0.2       34        6.76       13.18
                                 ---           -----------    ----              ----------    ----    -----
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE       18            7,120,292     10.9%       92.2% $  108,416     8.1%     675      $ 8.60      $16.51
                                 ---           ----------     ----              ----------    -----   -----
PORTFOLIO TOTAL/WEIGHTED AVERAGE 258           65,291,790     100.0%      94.0% $1,343,568    100.0%  5,676      $11.99      $21.90
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

(8) As of the date of this Form 10-K, the Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf with respect to the Company's control over property management of such Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties which occurred as a result of the Beacon Merger. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

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

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997




                                                 1998         1999         2000         2001         2002         2003
                                              -----------  -----------  -----------  -----------  -----------  -----------
NORTHEAST REGION TOTALS  Square Feet(1)         1,468,199    1,403,658    1,797,439    2,535,563    2,849,213    1,104,907
                         % Square Feet(2)             8.3%         7.9%        10.2%        14.3%        16.1%         6.2%
                         Annualized Rent(3)   $35,968,046  $35,511,991  $46,612,300  $67,724,851  $75,666,379  $26,782,214
                         Number of Leases             250          196          235          212          195           89
                         Rent Per Square Foot $     24.50  $     25.30  $     25.93  $     26.71  $     26.56   $    24.24

CENTRAL REGION TOTALS    Square Feet(1)           956,638      938,971    1,366,749      893,497    1,092,626    1,246,839
                         % Square Feet(2)             7.2%         7.1%        10.3%         6.7%         8.2%         9.4%
                         Annualized Rent(3)   $22,607,154  $24,445,635  $33,459,470  $19,840,138  $26,200,266  $35,621,560
                         Number of Leases             196          172          174          150          141           75
                         Rent Per Square Foot $     23.63  $     26.03  $     24.48  $     22.21  $     23.98  $     28.57

PACIFIC REGION TOTALS    Square Feet(1)           523,215    1,123,666    1,311,607    1,657,927      852,121      480,685
                         % Square Feet(2)             5.4%        11.6%        13.5%        17.1%         8.8%         5.0%
                         Annualized Rent(3)   $13,343,037  $25,799,415  $27,844,671  $35,819,707  $22,067,131  $12,104,920
                         Number of Leases             121          114          110          111           76           41
                         Rent Per Square Foot $     25.50  $     22.96  $     21.23  $     21.61  $     25.90  $     25.18

WEST REGION TOTALS       Square Feet(1)           950,557      981,408    1,235,372    1,264,733      963,339    1,017,366
                         % Square Feet(2)            10.8%        11.2%        14.0%        14.4%        11.0%        11.6%
                         Annualized Rent(3)   $17,324,712  $16,900,464  $21,845,638  $24,462,927  $17,936,972  $21,095,964
                         Number of Leases             312          202          187          151          108           51
                         Rent Per Square Foot $     18.23  $     17.22  $     17.68  $     19.34  $     18.62  $     20.74

SOUTHEAST REGION TOTALS  Square Feet(1)           731,862    1,406,101    1,229,731    1,417,873      823,210      298,491
                         % Square Feet(2)             8.4%        16.2%        14.2%        16.4%         9.5%         3.4%
                         Annualized Rent(3)   $12,803,930  $23,079,524  $25,386,337  $27,164,526  $15,317,589   $6,615,672
                         Number of Leases             147          149          138          113          103           16
                         Rent Per Square Foot $     17.50  $     16.41  $     20.64  $     19.16  $     18.61   $    22.16

SOUTHWEST REGION TOTALS  Square Feet(1)           824,455      615,933    1,394,002    1,007,272      914,422      425,305
                         % Square Feet(2)            11.6%         8.7%        19.6%        14.1%        12.8%         6.0%
                         Annualized Rent(3)   $12,983,956   $9,630,778  $24,574,823  $16,989,284  $15,971,348   $6,733,658
                         Number of Leases             182          114          129           88           97           32
                         Rent Per Square Foot $     15.75   $    15.64  $     17.63  $     16.87  $     17.47   $    15.83


                                                                                                     2008 AND
                                                   2004         2005         2006         2007        BEYOND        TOTALS
                                                -----------  -----------  -----------  -----------  -----------  ------------

NORTHEAST REGION TOTALS  Square Feet(1)           1,158,431      955,209    1,001,195      940,102    1,745,470    16,959,386
                         % Square Feet(2)               6.5%         5.4%         5.7%         5.3%         9.9%         95.8%
                         Annualized Rent(3)     $27,925,360  $24,869,807  $21,563,734  $22,523,196  $50,972,720  $436,120,599
                         Number of Leases                63           46           48           28           33         1,395
                         Rent Per Square Foot   $     24.11  $     26.04  $     21.54  $     23.96  $     29.20  $      25.72

CENTRAL REGION TOTALS    Square Feet(1)             948,068    1,056,897      667,908      485,950    2,500,874    12,155,017
                         % Square Feet(2)               7.1%         7.9%         5.0%         3.7%        18.8%         91.4%
                         Annualized Rent(3)     $20,967,084  $22,027,009  $13,967,501   $9,654,575  $48,686,853  $277,477,246
                         Number of Leases                81           51           44           32           36         1,152
                         Rent Per Square Foot   $     22.12  $     20.84  $     20.91   $    19.87  $     19.47  $      22.83

PACIFIC REGION TOTALS    Square Feet(1)             344,178      719,364      411,700      794,246      717,531     8,936,240
                         % Square Feet(2)               3.5%         7.4%         4.2%         8.2%         7.4%         92.1%
                         Annualized Rent(3)      $8,787,839  $15,423,632  $13,581,995  $24,500,345  $11,129,561  $210,402,252
                         Number of Leases                21           27           18           15           19           673
                         Rent Per Square Foot    $    25.53  $     21.44  $     32.99  $     30.85  $     15.51  $      23.54

WEST REGION TOTALS       Square Feet(1)             981,178      281,007      309,239      216,330      182,766     8,383,295
                         % Square Feet(2)              11.2%         3.2%         3.5%         2.5%         2.1%         95.3%
                         Annualized Rent(3)     $14,345,575   $5,523,336   $6,441,399   $6,163,374   $2,335,969  $154,376,329
                         Number of Leases                21           12            9            7            9         1,069
                         Rent Per Square Foot   $     14.62   $    19.66   $    20.83   $    28.49   $    12.78  $      18.41

SOUTHEAST REGION TOTALS  Square Feet(1)             347,833      418,831      595,444       23,488    1,070,353     8,363,217
                         % Square Feet(2)               4.0%         4.8%         6.9%         0.3%        12.4%         96.5%
                         Annualized Rent(3)      $5,170,466   $5,837,916  $14,169,239     $543,826  $20,686,841  $156,775,866
                         Number of Leases                17            9            8            3            9           712
                         Rent Per Square Foot    $    14.86   $    13.94  $     23.80     $  23.15  $     19.33  $      18.75

SOUTHWEST REGION TOTALS  Square Feet(1)             520,933       72,924      446,126      171,843      171,729     6,564,944
                         % Square Feet(2)               7.3%         1.0%         6.3%         2.4%         2.4%         92.2%
                         Annualized Rent(3)      $9,226,058   $1,324,953   $7,264,419   $3,017,761     $699,402  $108,416,439
                         Number of Leases                18            4            7            2            2           675
                         Rent Per Square Foot    $    17.71   $    18.17   $    16.28   $    17.56     $   4.07  $      16.51

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997



                                            1998          1999          2000          2001          2002          2003
                                        ------------  ------------  ------------  ------------  ------------  ------------
PORTFOLIO TOTALS  Square Feet(1)           5,454,926     6,469,737     8,334,900     8,776,865     7,494,931     4,573,593
                  % Square Feet(2)               8.4%          9.9%         12.8%         13.4%         11.5%          7.0%
                  Annualized Rent(3)    $115,030,835  $135,367,809  $179,723,239  $192,001,433  $173,159,684  $108,953,988
                  Number of Leases             1,208           947           973           825           720           304
                  Rent Per Square Foot        $21.09        $20.92        $21.56        $21.88        $23.10        $23.82

                                                                                               2008 AND
                                            2004         2005         2006         2007         BEYOND         TOTALS
                                         -----------  -----------  -----------  -----------  ------------  --------------

PORTFOLIO TOTALS  Square Feet(1)           4,300,621    3,504,232    3,431,612    2,631,959     6,388,723      61,362,099
                  % Square Feet(2)               6.6%         5.4%         5.3%         4.0%          9.8%           94.0%
                  Annualized Rent(3)     $86,422,383  $75,006,652  $76,988,287  $66,403,077  $134,511,346  $1,343,568,733
                  Number of Leases               221          149          134           87           108           5,676
                  Rent Per Square Foot   $     20.10  $     21.40  $     22.44  $     25.23  $      21.05  $        21.90


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
                                                       ===========
----------------------------------------------------------------------------------------------------------------------------

                                                             Equity Office Predecessors (Combined Historical)
                                                      ---------------------------------------------------------------
                                     Company
                                     for the           for the
                                   period from        period from
                                 July 11, 1997       Jan. 1, 1997
(Dollars in thousands,            to Dec. 31,         to July 10,            for the years ended December 31,
except unit data)                     1997               1997             1996       1995        1994        1993
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
(at end of period)
Investment in real estate after
  accumulated depreciation          $10,976,319                --     $3,291,815  $2,393,403  $1,815,160  $1,220,268
Total assets                        $11,751,672                --     $3,912,565  $2,650,890  $2,090,933  $1,318,644
Mortgage debt, unsecured notes
  and lines of credit               $ 4,284,317                --     $1,964,892  $1,434,827  $1,261,156  $  798,897
Total liabilities                   $ 4,591,697                --     $2,174,483  $1,529,334  $1,350,552  $  845,315
Minority interests                  $    29,612                --     $   11,080  $   31,587  $    9,283  $  (15,298)
Partners' Capital/Owners' equity    $ 7,130,363                --     $1,727,002  $1,089,969  $  731,098  $  488,627
--------------------------------------------------------------------------------------------------------------------
OTHER DATA:
General and administrative
  expenses as a percentage of
  total revenues                            4.3%              5.1%           4.6%        5.9%        6.5%        7.5%
Number of Office Properties
  owned at period end(3)                    258                --             83          73          63          48
Net rentable square feet of
  Office Properties owned at
  period end (in millions)(3)              65.3                --           29.2        23.1        18.5        13.6
Occupancy of Office Properties
  owned at period end (3)                    94%               --             90%         86%         88%         80%
Number of Parking Facilities
  owned at period end                        17                --             10           3          --          --
Number of spaces at Parking
  Facilities owned at period end         16,749                --          7,321       3,323          --          --
Funds from Operations(4)            $   163,253         $ 113,022     $  160,460  $   96,104  $   60,372          --
Cash flow from operating
  activities                        $   190,754         $  95,960     $  165,975  $   93,878  $   73,821          --
Cash flow used for investing
  activities                        $(1,592,272)        $(571,068)    $ (924,227) $ (380,615) $ (513,965)         --
Cash flow from financing
  activities                       $  1,630,346         $ 245,851     $1,057,551  $  276,513  $  514,923          --


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


- In February 1998, the Trust completed a $300 million 5.25% Preferred Income Equity Redeemable Shares (the "PIERS"), liquidation value of $50 per share, private offering (the "$300 Million PIERS Offering"), and the Trust contributed the net proceeds to the Company in exchange for 5.25% Series B Convertible, Cumulative Preference Units (the "Series B Preferred Units").

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

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996



------------------------------------------------------------------------------------------------------------------------
                                                   Total Parking Portfolio                 Core Parking Portfolio
                                           -------------------------------------   --------------------------------------
                                                               Increase/    %                         Increase/     %
(Dollars in thousands)                       1997      1996   (Decrease)  Change    1997      1996   (Decrease)   Change
------------------------------------------------------------------------------------------------------------------------
Property Revenues                          $22,577   $10,203   $12,374    121.3%   $10,238   $ 9,873    $365       3.7%
Interest income                                249       141       108     76.6%       239       141      98      69.5%
------------------------------------------------------------------------------------------------------------------------
    Total revenues                          22,826    10,344    12,482    120.7%    10,477    10,014     463       4.6%
------------------------------------------------------------------------------------------------------------------------
Interest expense                             5,427     1,814     3,613    199.2%     2,724     1,645   1,079      65.6%
Depreciation and amortization                4,031     1,432     2,599    181.5%     1,708     1,359     349      25.7%
Property Operating Expenses                  5,124     3,152     1,972     62.6%     2,619     3,081    (462)    (15.0)%
------------------------------------------------------------------------------------------------------------------------
    Total expenses                          14,582     6,398     8,184    127.9%     7,051     6,085     966      15.9%
------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority
  interests and income from investment
  in unconsolidated joint ventures           8,244     3,946     4,298    108.9%     3,426     3,929    (503)    (12.8)%
Minority interests                            (323)    (252)       (71)   (28.2)%     (323)     (252)    (71)    (28.2)%
Income from unconsolidated joint ventures    2,461        --     2,461       --         --        --      --        --
------------------------------------------------------------------------------------------------------------------------
Net income                                 $10,382   $ 3,694   $ 6,688    181.1%   $ 3,103   $ 3,677  $ (574)    (15.6)%
========================================================================================================================
Property Revenues less Property
  Operating Expenses                       $17,453   $ 7,051   $10,402    147.5%   $ 7,619   $ 6,792  $  827      12.2%
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


                                                      Total Portfolio                             Core Portfolio
                                        ----------------------------------------  -------------------------------------------
                                                              Increase/       %                         Increase/          %
(Dollars in thousands)                      1996      1995  (Decrease)   Change      1996     1995     (Decrease)     Change
-----------------------------------------------------------------------------------------------------------------------------

Property Revenues                       $493,396   $356,959   $136,437    38.2%   $349,810   $327,017    $22,793        7.0%
Interest income                            9,608      8,599      1,009    11.7%         --         --         --         --
Fees from noncombined affiliates           5,120      5,899       (779)  (13.2)%        --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------
     Total revenues                      508,124    371,457     136,667   36.8%    349,810    327,017     22,793         7.0%
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                         119,595    100,566      19,029   18.9%     85,225     85,371      (146)       (0.2)%
Depreciation and amortization             96,237     74,156      22,081   29.8%     71,969     68,226      3,743         5.5%
Property Operating Expenses              201,067    151,488      49,579   32.7%    143,511    137,103      6,408         4.7%
General and administrative                23,145     21,987       1,158    5.3%         --         --         --          --
Provision for value impairment                --     20,248     (20,248)(100.0)%        --     20,248    (20,248)    (100.0)%
-----------------------------------------------------------------------------------------------------------------------------
     Total expenses                      440,044    368,445      71,599   19.4%    300,705    310,948    (10,243)      (3.3)%
-----------------------------------------------------------------------------------------------------------------------------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  gain on sales of real estate and
  extraordinary items                     68,080      3,012      65,068 2,160.3%     49,105     16,069    33,036       205.6%
Minority interests, net of extraordinary
  gain of $20,035 in 1995 for the
  total and core portfolios               (2,086)    (2,129)         43     2.0%     (1,733)    (2,023)      290        14.3%
Income from unconsolidated joint ventures  2,093      2,305        (212)   (9.2)%     2,093      2,305      (212)       (9.2)%
Gain on sales of real estate and
extraordinary items                        5,338     31,271     (25,933)  (82.9)%        --     31,271   (31,271)     (100.0)%
-----------------------------------------------------------------------------------------------------------------------------
Net income                               $73,425    $34,459      $38,966   113.1%   $49,465    $47,622    $1,843         3.9%
=============================================================================================================================
Property Revenues less Property
  Operating Expenses                    $292,329   $205,471      $86,858    42.3%  $206,299   $189,914   $16,385         8.6%
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



                                                     Total Parking Portfolio
                                                     years ended December 31,
(Dollars in thousands)                                 1996           1995
-----------------------------------------------------------------------------

Property Revenues                                     $10,203        $5,391
Interest income                                           141            17
-----------------------------------------------------------------------------
    Total Revenues                                     10,344         5,408
-----------------------------------------------------------------------------
Interest expense                                        1,814           937
Depreciation and amortization                           1,432           722
Property Operating Expenses                             3,152         1,797
-----------------------------------------------------------------------------
    Total expenses                                      6,398         3,456
-----------------------------------------------------------------------------
Income before allocation to minority interests          3,946         1,952
Minority interests                                       (252)           --
-----------------------------------------------------------------------------
Net income                                             $3,694        $1,952
=============================================================================
Property Revenues less Property Operating Expenses     $7,051        $3,594
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



                                                Years ended December 31,
(Dollars in thousands)                     1997          1996          1995
-----------------------------------------------------------------------------

Property Revenues                          $3,246       $9,959       $9,445
-----------------------------------------------------------------------------
Interest expense                               36          956        4,910
Depreciation and amortization                 451        2,286        2,262
Property Operating Expenses                 1,468        4,869        3,068
-----------------------------------------------------------------------------
    Total expenses                          1,955        8,111       10,240
-----------------------------------------------------------------------------
Income before gain on sales of real estate
  and extraordinary items                   1,291        1,848         (795)
Gain on sales of real estate and
  extraordinary items                      13,088        5,338           --
-----------------------------------------------------------------------------
Net income (loss)                         $14,379       $7,186        $(795)
=============================================================================
Property Revenues less
  Property Operating Expenses              $1,778       $5,090       $6,377
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


-  At the time of the Trust's IPO, the Company issued 163,555,677 Units.


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


- On December 17, 1997, the Company purchased a portfolio of 10 properties from an affiliate of Wright Runstad and Company, and also made a 30% noncontrolling investment, through a Noncontrolled Subsidiary, in Wright Runstad Asset Limited Partnership, a development and property management company. The Trust issued 3,435,688 Common Shares and the Company issued 2,753,127 Units in connection with this transaction. In addition, the Trust issued five year warrants to purchase an additional 5,000,000 Common Shares at a price of $39.375 per Common Share.


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

     Samuel Zell has been a trustee and Chairman of the Board of the Trust since October 1996. For more than five years, Mr. Zell has served as Chairman of the Board of Directors of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI"). For more than five years, Mr. Zell has served as Chairman of the Boards of Directors of Anixter International Inc., a provider of integrated network and cabling solutions ("Anixter"), American Classic Voyages Co., an owner and operator of cruise lines ("ACV"), and Manufactured Home Communities, Inc., a REIT specializing in the ownership and management of manufactured home communities ("MHC"). Since March 1993, Mr. Zell has served as Chairman of the Board of Trustees of Equity Residential Properties Trust, a REIT that owns and operates multifamily residential properties ("EQR"). Since January 1995, Mr. Zell has served as a director of TeleTech Holdings, Inc., a provider of telephone and computer based customer care solutions. Since April 1996, Mr. Zell has served as a director of Ramco Energy
                                       53
plc, an independent oil company based in the United Kingdom. Since March 1997, Mr. Zell has served as a director of Chart House Enterprises, Inc., an owner and operator of restaurants. Since April 1997, Mr. Zell has served as the Chairman of the Board of Directors of Jacor Communications, Inc., an owner of radio stations ("Jacor"). Since March 1998, Mr. Zell has served as a director of Fred Meyer, Inc., a large domestic food retailer and operator of multi-department stores.

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


     Sheli Z. Rosenberg has been a trustee of the Trust since March 1997.
Since November 1994, Ms. Rosenberg has been Chief Executive Officer and President of EGI. From 1980 until September 1997, Ms. Rosenberg was a principal of the law firm of Rosenberg & Liebentritt, P.C. For more than five years, Ms. Rosenberg has served on the Board of Directors of each of the following companies: EGI, AVC, and Anixter. Since March 1993, Ms. Rosenberg has been a trustee of EQR. Since 1994, Ms. Rosenberg has been a director of Jacor and since April 1997, has served as the Vice Chairman of the Board of Directors of Jacor. Ms. Rosenberg was a vice president of First Capital Benefit Administrators, Inc., a wholly owned indirect subsidiary of Great American Management and Investment, Inc., ("FCBA") which filed a Chapter 7 Bankruptcy petition on January 3, 1995, resulting in FCBA's liquidation. On November 15, 1995, an order closing the FCBA bankruptcy case was entered by the Bankruptcy Court for the Central District of California. Since August 1996, Ms. Rosenberg has been a director of MHC. Since April 1997, Ms. Rosenberg has been a director of Illinois Power Co., a supplier of electricity and natural gas in Illinois, the holding company of which is Illinova Corp., of which Ms. Rosenberg is also a director. Since May 1997, Ms. Rosenberg has been a director of CVS Corporation, a drugstore chain.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORMATION TRANSACTIONS

     BACKGROUND. The Trust was formed pursuant to the consolidation (the "Consolidation") in July 1997 of the ownership of the Properties (as defined below) owned by the four Zell/Merrill Lynch institutional real estate investment funds (each a "ZML Fund" and collectively, the "ZML Funds") and the office property management business of EOH and the office property asset management business and the parking asset management business of EGI and EOH relating to the Properties that were contributed to the Company in the Consolidation (the "Management Business") owned by the Equity Group (as defined below). The ZML Funds were formed during the period from 1988 to 1996 to acquire, improve, own, manage, operate and dispose of primarily office properties.

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

      -    The Management Business made a distribution to the Equity
           Group Owners of cash on hand from pre-closing operations, which funds were not acquired by the Company pursuant to the Consolidation. Affiliates of Mr. Zell received approximately $11.4 million of such distribution.

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

LEASES AND PARKING OPERATIONS

     The Company leases office space owned by Two North Riverside Plaza
Joint Venture, a partnership comprised of trusts established for the benefit of the families of Mr. Zell and Mr. Lurie, at Two North Riverside Plaza, Chicago, Illinois 60606. In addition, EGI, an entity owned by the Equity Group Owners, and its affiliates has in the past provided the Company and its predecessors with certain administrative, office facility services and other services with respect to certain aspects of the Trust's business, including, but not limited to, financial and accounting services, tax services, investor relations, and other services. The Company paid approximately $12,786,000 and $12,684,700 during the years ended December 31, 1996 and 1997, respectively, to EGI and its affiliates for such office space and services, which amounts were calculated to approximate a market rental rate for the office space and the actual cost of providing these services. The independent members of the Board of Trustees of the Trust annually review and approve the rates charged by EGI for services rendered to the Company.

     EQR and certain other affiliates of the Company lease space in certain of the Office Properties. The terms of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by affiliates under their respective leases were approximately $2,959,600, $3,471,500 and $2,657,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

     SZ Parking Limited Partnership, an affiliate of the Equity Group Owners, has an indirect 10% limited partnership interest in Standard Parking Limited Partnership ("SPLP") which manages the parking operations of certain Office Properties. Management believes amounts paid to SPLP are equivalent to market rates for such services.

     The Company entered into various lease agreements with SPLP or affiliates of SPLP whereby SPLP or its affiliates lease certain Parking Facilities from the Company. Certain of these lease agreements provide SPLP or its affiliates with annual successive options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1997, 1996 and 1995 under these lease agreements was approximately $11,044,500, $3,161,500 and $1,691,600, respectively. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid.


EQUITY GROUP DISTRIBUTIONS AND FEES

     The partners of the ZML Partners, affiliates of the Equity Group Owners, have received distributions and fees from the Company through their ownership interests in the ZML Partners of approximately $30,322,500 and $8,603,600 for the years ended December 31, 1997 and 1996, respectively.

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

     EOP Management Company has entered into third-party management contracts, on terms equivalent to third-party transactions, with respect to properties not owned by the Company, but that are owned or controlled by the Equity Group. Income recognized for similar services rendered for the years ended December 31, 1997, 1996, and 1995, was approximately $4,949,600, $5,120,000, and
$5,899,000, respectively.

     Rosenberg & Liebentritt, P.C., a law firm in which Ms. Rosenberg, a trustee, was a principal until September 11, 1997, received legal fees from the Trust of $3,005,700, $3,480,500 and $3,230,100 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Certain services for the Company's tenants that may not be permissibly undertaken by a REIT are conducted through a service corporation owned entirely by affiliates of the Equity Group Owners. The Company pays such service corporation a fee for such services. The Company has no control over, or ownership interest in, such service corporation, which operates as an independent contractor. The Company may terminate such services at any time upon 30-days' notice.

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

(b)  Reports on Form 8-K:
                  - Dated October 1, 1997 including Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:

                  - Pro forma condensed combined financial statements of the Company as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996.
                  - Combined Statements of Revenue and Certain Expenses of the Columbus America Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Prudential Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.
                  - Statements of Revenue and Certain Expenses of 550 South Hope Street for the year ended March 31, 1997 (audited) and the period from April 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 24, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Acorn Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.
                  -    Combined Statements of Revenue and Certain Expenses of
                       10 & 30 South Wacker Drive for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.
            -    Dated December 17, 1997 including Item 2
                 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:
                  - Pro forma condensed combined financial statements of the Company as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996.
                  - Statements of Revenue and Certain Expenses of One Lafayette Centre for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Acorn Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the PPM Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated January 22, 1997.
                  - Combined Statements of Revenue and Certain Expenses of the Wright Runstad Properties for the year ended September 30, 1996 (audited) and the period from October 1, 1996 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 26, 1997.


      (c)  Exhibits:
           See Item 14(a)(3) above.


      (d)  Financial Statement Schedules:
           See Item 14(a)(1) and (2) above.

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

INDEX TO FINANCIAL STATEMENTS

     Report of Independent Auditors                                       F-2

     Consolidated and Combined Balance Sheets of EOP Operating            F-3
        Limited Partnership and Equity Office Predecessors as of
        December 31, 1997 and 1996

     Consolidated Statement of Operations of EOP Operating                F-4
        Limited Partnership for the period from July 11, 1997 to December 31, 1997, and the Combined Statements of
        Operations of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the years ended
        December 31, 1996 and 1995


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

     Notes to Consolidated and Combined Financial Statements              F-7



Schedules

     Schedule III - Real Estate and Accumulated Depreciation              F-31

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS


The Partners of EOP Operating Limited Partnership


We have audited the accompanying consolidated balance sheet of EOP Operating Limited Partnership (the "Company") and the combined balance sheet of the Equity Office Predecessors, as defined in Note 1, as of December 31, 1997 and 1996, respectively, and the related consolidated statements of operations, partners' capital and cash flows of the Company for the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in
Note 1, for the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995. Our audits also included the financial statement schedule III, Real Estate and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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

                                                           /s/ Ernst & Young LLP
                                                           ERNST & YOUNG LLP


Chicago, Illinois
February 23, 1998, except for Note 25,
as to which the date is March 18, 1998

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEET
AND  EQUITY OFFICE PREDECESSORS COMBINED BALANCE SHEET


                                                                                            EOP Operating         Equity Office
                                                                                         Limited Partnership      Predecessors
                                                                                            December 31,          December 31,
(Dollars in thousands, except  Unit data)                                                       1997                  1996
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------
  Investment in real estate................................................................. $11,041,014           $3,549,708
  Accumulated depreciation..................................................................     (64,695)            (257,893)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              10,976,319            3,291,815
  Cash and cash equivalents.................................................................     228,853              410,420
  Tenant and other receivables (net of allowance for doubtful accounts of
    $675 and $55, respectively).............................................................      32,531                8,675
  Deferred rent receivable..................................................................      20,050               49,986
  Escrow deposits and restricted cash.......................................................      25,772               32,593
  Investment in unconsolidated joint ventures...............................................     387,332               26,910
  Deferred financing costs (net of accumulated amortization of $1,855 and
    $3,351, respectively)...................................................................       5,090                8,372
  Deferred leasing costs (net of accumulated amortization of $1,473 and
   $18,455, respectively)...................................................................      26,994               62,593
  Prepaid  expenses and other assets........................................................      48,731               21,201
-------------------------------------------------------------------------------------------------------------------------------
  Total Assets.............................................................................. $11,751,672           $3,912,565
===============================================================================================================================
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
  Mortgage debt (including a net premium of $1,157 and $0, respectively).................... $ 2,063,017           $1,837,767
  Unsecured notes...........................................................................     180,000                   --
  Lines of credit...........................................................................   2,041,300              127,125
  Accounts payable and accrued expenses.....................................................     260,401               81,995
  Due to affiliates.........................................................................         733                2,074
  Distribution payable......................................................................       1,191               96,500
  Other liabilities.........................................................................      45,055               29,022
-------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities.........................................................................   4,591,697            2,174,483
-------------------------------------------------------------------------------------------------------------------------------
  Commitments and contingencies (Note 24)...................................................
  Minority interests-Partially Owned Properties.............................................      29,612               11,080
-------------------------------------------------------------------------------------------------------------------------------
  Owners' equity............................................................................          --            1,727,002
    8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per  Unit; 100,000,000  Units authorized, and
    8,000,000 issued and outstanding........................................................     200,000                   --
  Partners' Capital:
    General Partners........................................................................   6,205,157                   --
    Limited Partners........................................................................     725,206                   --
-------------------------------------------------------------------------------------------------------------------------------
Total Partners' Capital/Owners' Equity......................................................   7,130,363            1,727,002
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Partners' Capital/Owners' Equity...................................... $11,751,672           $3,912,565
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



                                                    EOP Operating
                                                       Limited                  Equity Office Predecessors
                                                    Partnership        ----------------------------------------
                                                   for the period        for the period        years ended
                                                  July 11, 1997 to      January 1, 1997        December 31,
(Dollars in thousands)                            December 31, 1997    to July 10, 1997       1996        1995
---------------------------------------------------------------------------------------------------------------


PARTNERS' CAPITAL:
Balance, beginning of period                        $       --         $        --     $       --    $       --
  Net proceeds from IPO                                564,506                  --             --            --
  Contribution of net assets from Consolidation
    at fair value in exchange for Units              2,830,919                  --             --            --
  Issuance of Units and Warrants
    for acquisitions                                   357,672                  --             --            --
  Sale of Units, net                                   273,950                  --             --            --
  Issuance of Units for Beacon Merger                2,921,838                  --             --            --
  Issuance of 8.98% Series A Cumulative
    Redeemable Preferred Units                         200,000                  --             --            --
  Units issued for restricted units and
    trustee fees                                           165                  --             --            --
  Net income                                            78,722                  --             --            --
  Distributions declared to Redeemable
    Preference Interests                                  (649)                 --             --            --
  Distribution declared to partners                    (96,760)                 --             --            --
---------------------------------------------------------------------------------------------------------------
Balance, end of period                              $7,130,363         $        --     $       --    $       --
===============================================================================================================
OWNERS' EQUITY:
Balance, beginning of period/year                   $       --         $ 1,727,002     $1,089,969    $  731,098
  Contributions                                             --             285,542        661,265       337,048
  Offering expenses                                         --                  --         (1,157)         (128)
  Distributions                                             --            (189,752)       (96,500)      (12,508)
  Net income                                                --              61,409         73,425        34,459
  Contribution of Owners' Equity to the Company
    in connection with the Consolidation                    --          (1,884,201)            --            --
---------------------------------------------------------------------------------------------------------------
  Balance, end of period/year                       $       --         $        --     $1,727,002    $1,089,969
===============================================================================================================
ALLOCATION OF PARTNERS' CAPITAL:
  General Partners                                  $6,205,157         $        --     $       --    $       --
===============================================================================================================
  Limited Partners                                  $  725,206         $        --     $       --    $       --
===============================================================================================================
  8.98% Series A Cumulative Redeemable
  Preferred Units                                   $  200,000         $        --     $       --    $       --
===============================================================================================================


See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS


                                                 EOP Operating                Equity Office Predecessors
                                                       Limited    --------------------------------------------------
                                           Partnership for the             for the     for the year     for the year
                                                   period from         period from            ended            ended
                                              July 11, 1997 to     January 1, 1997     December 31,     December 31,
(Dollars in thousands)                       December 31, 1997    to July 10, 1997             1996             1995
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income before preferred distributions        $    78,722          $   61,409       $   73,425         $ 34,459
  Adjustment to reconcile net income
    to  net cash provided by operating
    activities:
  Depreciation and amortization                         70,346              66,034           96,237           74,156
  (Income) from unconsolidated joint
    ventures                                            (3,173)             (1,982)          (2,093)          (2,305)
  (Gain) on sales of real estate                          (126)            (12,510)          (5,338)              --
  Provision for value impairment                            --                  --               --           20,248
  Extraordinary loss from early
    extinguishments of debt                             16,366                 274               --               --
  Extraordinary (gain) on repurchase of debt                --                  --               --          (31,271)
  Provision for doubtful accounts                        1,686               1,175            2,284            2,096
  Allocation to minority interests                         789                 912            2,086            2,129
  Changes in assets and liabilities:
    Decrease (increase) in rents receivable              2,064               2,664           (1,550)          (2,998)
    (Increase) in deferred rent receivables            (21,421)             (8,061)         (20,421)         (14,413)
    (Increase) decrease in other assets                (29,551)             (8,839)          (9,747)           1,374
    Increase in accounts payable and
      accrued expenses                                  54,076               2,916           19,241            6,931
    (Decrease) increase in due to affiliates              (898)               (722)           1,235              (89)
    Increase (decrease) in other liabilities            21,874              (7,310)          10,616            3,561
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities        190,754              95,960          165,975           93,878
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Cash received from Beacon Merger                      79,786                  --               --               --
  Property acquisitions                             (1,508,928)           (531,968)        (768,906)        (317,669)
  Payments for capital and tenant improvements         (99,586)            (59,511)        (129,485)         (76,985)
  Payment of Beacon Merger costs                       (62,069)                 --               --               --
  Proceeds from sales of real estate                        --              72,078           14,502               --
  Distributions from (investments in)
    unconsolidated joint ventures                        4,571             (44,260)           1,688            2,300
  Payments of lease acquisition costs                  (15,043)             (9,260)         (29,793)         (16,106)
  Decrease (increase) in escrow deposits and
    restricted cash                                      8,997               1,853          (12,233)          27,845
--------------------------------------------------------------------------------------------------------------------
      Net cash (used for) investing activities      (1,592,272)           (571,068)        (924,227)        (380,615)
--------------------------------------------------------------------------------------------------------------------

Financing activities:
  Net proceeds from sale of Units                      838,456                  --               --               --
  Proceeds from exercise of Beacon options              68,191                  --               --               --
  Distributions to Units                               (95,569)                 --               --               --
  Capital contributions                                     --             287,949          661,265          337,048
  Capital distributions                                     --            (288,652)         (12,508)         (17,800)
  Payments for offering expenses                            --                  --           (1,157)            (128)
  (Distributions to) contributions from minority
    interests-partially owned properties                  (371)             (3,401)         (22,593)             141
  Cash contributed by Equity Office Predecessors
    in connection with Consolidation                   181,138                  --               --               --
  Proceeds from mortgage debt                           84,466             154,090          640,953          271,482
  Proceeds from unsecured notes                        180,000                  --               --               --
  Proceeds from lines of credit                      2,530,425             218,000          216,943          288,000
  Repurchase of debt                                        --                  --               --          (40,078)
  Principal payments on mortgage debt                 (838,354)            (47,472)        (254,104)        (182,244)
  Principal payments on lines of credit             (1,294,750)            (72,500)        (165,818)        (378,000)
  Payments of loan costs                                (7,039)             (1,889)          (5,430)          (1,908)
  Prepayment penalties on early extinguishments
    of debt                                            (16,247)               (274)              --               --
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities      1,630,346             245,851        1,057,551          276,513
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                          228,828            (229,257)         299,299          (10,224)
Cash and cash equivalents at the beginning
  of the period                                             25             410,420          111,121          121,345
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $228,853            $181,163         $410,420         $111,121
====================================================================================================================
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including
    capitalized interest of $1,890, $3,669, $4,640
    and $1,682, respectively                           $70,658             $82,969         $121,813         $100,700
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


                                                                                                 Rentable       Total Acquisition
Date Acquired     Office Property/Portfolio      Location                                     Square Feet     Cost (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
1/29/97           177 Broad Street(1)            Stamford, CT                                     187,573              $   36,254(2)
3/21/97           Preston Commons(1)             Dallas, TX                                       418,604                  55,174
4/16/97           Oakbrook Terrace Tower(1)      Oakbrook Terrace, IL                             772,928                 130,108
4/21/97           One Maritime Plaza(1)          San Francisco, CA                                523,929                  99,389
4/28/97           Smith Barney Tower(1)          San Diego, CA1                                   187,999                  35,148
4/30/97           201  Mission Street(1)         San Francisco, CA                                483,289                  74,634
6/13/97           30 North LaSalle(1)            Chicago, IL                                      925,950                 100,707
9/3/97            LL&E Tower                     New Orleans, LA                                  545,157                  61,819
9/3/97            Texaco Center                  New Orleans, LA                                  619,714                  66,819
10/1/97           Prudential Properties          Houston, TX; Dallas, TX; Philadelphia, PA      2,481,441                 284,199
10/6/97           550 South Hope                 Los Angeles, CA                                  566,434                 100,135
10/7/97           10 & 30 South Wacker Drive     Chicago, IL                                    2,003,288                 484,772(3)
10/7/97           Acorn Properties               Philadelphia, PA                                 849,867                 130,088
10/17/97          One Lafayette Centre           Washington, DC                                   314,634                  82,546
11/21/97          Acorn Properties               Philadelphia, PA                                 154,894                  17,285
11/24/97          Lakeside Square                Dallas, TX                                       392,537                  55,524
11/24/97          Fair Oaks Plaza                Fairfax, VA                                      177,917                  24,077
11/24/97          1600 Duke Street               Alexandria, VA                                    68,770                  11,038
11/25/97          LaSalle Plaza                  Minneapolis, MN                                  589,432                  96,704
12/17/97          Wright Runstad Properties      Anchorage, AK; Portland, OR; Seattle, WA       3,340,055                 640,000(4)
12/19/97          Beacon Properties              Boston, Atlanta, Chicago, Los Angeles,
                                                 San Jose and Washington, DC                   20,900,000               4,016,546
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               36,504,412              $6,602,966
=================================================================================================================================



                                                                                                                Total Acquisition
Date Acquired     Parking Facility               Location                                  Parking Spaces     Cost (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
8/11/97           Adams Wabash Facility          Chicago, IL                                          670              $   25,212
9/3/97            601 Tchoupitoulas Garage       New Orleans, LA                                      759                  11,757
11/25/97          Stanwix Parking                Pittsburgh, PA                                       712                  17,909
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2,141              $   54,878
====================================================================================================================================


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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:



                                                                 December 31,   December 31,
(Dollars in thousands)                                                   1997           1996
--------------------------------------------------------------------------------------------
BALANCE SHEETS:

  Real Estate, Net.................................................. $523,670        $26,555
  Other assets......................................................   73,450          1,017
--------------------------------------------------------------------------------------------
    Total Assets.................................................... $597,120        $27,572
============================================================================================
  Mortgage notes and loans payable.................................. $344,427        $    --
  Other liabilities.................................................   15,271            662
  Partners' and shareholders' equity................................  237,422         26,910
--------------------------------------------------------------------------------------------
    Total Liabilities and Partners' and Shareholders' Equity........ $597,120        $27,572
============================================================================================
  Company's share of equity......................................... $155,522        $26,910
  Excess of cost of investments over the net book value
    of underlying net assets, net of accumulated
    depreciation of $99.............................................  231,810             --
--------------------------------------------------------------------------------------------
  Carrying value of investments in unconsolidated joint
    ventures and corporation........................................ $387,332        $26,910
============================================================================================


                                                For the years ended December 31,
(Dollars in thousands)                          1997         1996         1995
-------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS:
  Revenues                                     $16,687      $4,775       $5,002
  Operating expenses                             4,638       1,852        1,995
  Interest expense                                 793          --           --
  Depreciation and amortization                  2,752         830          702
-------------------------------------------------------------------------------
    Net income                                 $ 8,504      $2,093       $2,305
===============================================================================
  Company's share of net income                $ 5,155      $2,093       $2,305
===============================================================================
  Company's share of depreciation and
    amortization (real estate related)         $ 1,524      $  830       $  702
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


NOTE 12--PARTNERS' CAPITAL/OWNERS' EQUITY

Units

     In addition to the Units issued in connection with the formation transactions described in Note 1--Business and Formation of Company, the Company also issued Units in connection with the following transactions:


     Transaction                                                     Units
     ---------------------------------------------------------------------
     Outstanding upon completion of the Consolidation
        and the IPO(see Note 1)                                163,555,677
     Units issued in exchange for Properties(1)                 12,146,845
     Restricted Units issued to Trust related to
        Restricted Shares awarded to Officers (see Note 21)        298,000
     Units issued to Trust related to Common Shares issued
        as Trustee compensation                                      5,055
     Issuance of Units to Trust in exchange for contribution
        of net proceeds from the sale of Common Shares(2)        9,685,034
     Issuance of Units for Beacon Merger (including
        84,425,856 Units issued to the Trust of which
        3,829,739 were for Beacon options exercised)
        (see Note 4)                                            92,996,742
     ---------------------------------------------------------------------
        Total as of December 31, 1997                          278,687,353
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


     In regards to the Trust, net proceeds from the various offerings of the Trust have been contributed by the Trust to the Company in return for an increased ownership percentage. Due to the Limited Partners' ability to convert their interest into an ownership interest in the Trust, the net offering proceeds contributed to the Company are allocated between the Trust, as general partner, and the Limited Partners (to the extent represented by Units) to account for the change in their respective percentage ownership of the equity of the Company.

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

NOTE 16--EARNINGS PER UNIT
     The following table sets forth the computation of basic and diluted earnings per Unit:

[CAPTION]
                                                           For the period from
                                                          July 11, 1997 through
                                                            December 31, 1997
-------------------------------------------------------------------------------

NUMERATOR:
  Net income available to Units before extraordinary items
    and gain on sales of real estate                              $94,313,000
  Gain on sales of real estate                                        126,000
  Extraordinary items                                             (16,366,000)
  -----------------------------------------------------------------------------

  Numerator for basic and diluted earnings per Unit--income
    available to Units                                            $78,073,000
  =============================================================================
Denominator:
  Denominator for basic earnings per Unit--weighted
    average Units                                                 178,647,562
  -----------------------------------------------------------------------------
  Effect of dilutive securities:
    Units issuable upon execise of Trust stock options              1,366,465
  -----------------------------------------------------------------------------
  Denominator for diluted earnings per Unit--
    weighted average Units                                        180,014,027
  =============================================================================
BASIC EARNINGS AVAILABLE TO UNITS PER
WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items and gain
    on sales of real estate                                              $.53
  Gain on sales of real estate                                             --
  Extraordinary Items                                                    (.09)
  -----------------------------------------------------------------------------
  Net income per Unit                                                    $.44
  =============================================================================
DILUTED EARNINGS AVAILABLE TO UNITS PER
WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items and gain
     on sales of real estate                                             $.52
  Gain on sales of real estate                                             --
  Extraordinary items                                                    (.09)
  -----------------------------------------------------------------------------
  Net income per Unit                                                    $.43
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
=====================================================================================================================

NOTE 18 -- QUARTERLY DATA (UNAUDITED)

The quarterly data is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                    4Q               3Q                 2Q               1Q
(Dollars in thousands, except unit data)            12/31/97         9/30/97(A)         6/30/97          3/31/97
Total revenues                                      $248,400         $183,886           $165,219         $154,567
Income before allocation to minority interests      $ 46,704         $ 45,736           $ 23,331         $ 24,910
Net income                                          $ 44,631         $ 33,877           $ 30,853         $ 30,769
Net income available to Units                       $ 43,982         $ 33,877           $ 30,853         $ 30,769
-----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE UNITS
OUTSTANDING                                      191,572,234      164,146,710                 --               --
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per weighted average
  Units                                                $0.23            $0.21          $      --         $     --
Diluted earnings per weighted average
  Units                                                $0.22            $0.21          $      --         $     --


                                                   4Q               3Q                 2Q               1Q
(Dollars in thousands)                             12/31/96         9/30/96            6/30/96          3/31/96

Total revenues                                      $154,887         $126,117           $116,970         $110,150
Income before allocation to minority interests      $ 29,688         $ 11,015           $ 14,543         $ 12,834
Net income                                          $ 30,383         $ 11,024           $ 14,040         $ 17,978
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

NOTE 19--RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:



                                                                          Paid                      Payable as of
                                                                 years ended December 31,            December 31,
--------------------------------------------------------------------------------------------     ----------------------
(Dollars in thousands)                                        1997        1996        1995        1997        1996
--------------------------------------------------------------------------------------------     ----------------------

Acquisition fees(A)                                           $777        $3,068      $1,097     $  --        $587
Accounting and tax related services                             68           797         554        --          61
Legal fees and expenses(B)                                   3,006         3,481       3,230       550       1,295
Office rent(C)                                               1,068           777         668        79          --
Disposition fees                                                --           124          --        --          --
Development fees(D)                                            434           702         438        --          --
Reimbursement of property insurance premiums                 6,790         5,032       3,735        32          --
Organizational and offering expenses(E)                        106           778         180        --         106
Administrative services(F)                                     473           822         609        71          20
Consulting                                                     832           274         410         1           5
--------------------------------------------------------------------------------------------     ----------------------
                                                           $13,554       $15,855     $10,921      $733      $2,074
============================================================================================     ======================

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


NOTE 21--SHARE OPTION AND SHARE AWARD PLAN



     The following is a description of the Trust's 1997 Share Option and Share Award Plan (the "Employee Plan") which is included in the financial statements because any Common Shares issued pursuant to the Employee Plan will result in the Company issuing Units to the Trust, on a one-for-one basis.


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

     The exercise price for all Options granted during 1997 under the Employee Plan was equal to not less than the fair market value of the underlying Common Shares at the time the Option is granted. The Employee Plan will terminate at such time as no further Common Shares are available for issuance upon the exercise of Options and all outstanding Options have expired or been exercised. The Board of Trustees of the Trust may at any time amend or terminate the Employee Plan, but termination will not affect Options previously granted. Any Options which had vested prior to such termination would remain exercisable by the holder thereof.


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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the period from July 11, 1997 through December 31, 1997:


                                        For the period from July 11, 1997
(Dollars in thousands)                          through December 31, 1997
--------------------------------------------------------------------------
Pro forma net income before extraordinary items                   $85,654
Extraordinary items                                               (16,240)
--------------------------------------------------------------------------
Pro forma net income available to Units                           $69,414
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


9) In March 1998, the Company purchased from an unaffiliated party 100 Summer Street, which consists of approximately 1.0 million total square feet and is located in Boston, Massachusetts. The purchase price was approximately $222.0 million in cash.

Schedule III - Real Estate and Accumulated Depreciation as of
December 31, 1997 (14)




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
   Description                                Location              Encumbrances         Land       Improvements  Land  Improvements
   ---------------------------------------------------------------------------------------------------------------------------------

   Office Properties:
 1 60 Spear Street Building              (3)  San Francisco, CA     $         0      $ 2,125,200    $ 19,126,500   $0   $        0
 2 San Felipe Plaza                      (3)  Houston, TX            53,087,500       13,471,300     117,984,100    0    2,131,400
 3 Summit Office Park                    (3)  Ft. Worth, TX                   0        1,421,000      12,789,700    0      311,400
 4 5100 Brookline                        (3)  Oklahoma City, OK               0          570,700       4,236,500    0      120,100
 5 Tampa Commons                         (3)  Tampa, FL                       0        2,783,900      25,054,600    0       19,200
 6 Intercontinental Center               (3)  Houston, TX                     0        1,750,700      14,406,300    0       43,500
 7 First Union Center                    (3)  Ft. Lauderdale, FL              0        3,954,000      35,585,900    0       74,400
 8 Four Forest                           (3)  Dallas, TX                      0        4,767,900      42,911,400    0      590,100
 9 Dominion Tower                        (3)  Norfolk, VA                     0        4,643,700      41,091,200    0      238,800
10 Northborough Tower                    (3)  Houston, TX                     0        1,704,000      12,185,800    0      292,300
11 500 Marquette Building                (3)  Albuquerque, NM                 0        2,219,900      19,978,500    0      370,200
12 Atrium Towers                         (3)  Oklahoma City, OK               0          749,000       6,741,600    0      374,300
13 One Clearlake Centre                  (3)  W. Palm Beach, FL               0        4,585,700      18,771,300    0      562,000
14 Community Corporate  Center           (3)  Columbus, OH           16,719,900        3,018,900      27,169,800    0      200,900
15 Sarasota City Center                  (3)  Sarasota, FL                    0        2,239,600      20,156,700    0       72,500
16 Denver Corporate Center
    II and III                           (3)  Denver, CO                      0        6,059,400      36,534,300    0      603,300
17 University Tower                      (3)  Durham, NC                      0        2,085,100      18,766,200    0      146,800
18 Shelton Pointe                        (3)  Shelton, CT                     0        1,513,900      13,625,200    0      245,700
19 San Jacinto Center                    (3)  Austin, TX                      0        5,074,500      45,670,600    0      877,900
20 1111 19th Street                      (3)  Washington D.C.                 0        5,024,000      45,216,000    0      154,700
21 Bank One Center/Tower                 (3)  Indianapolis, IN                0       14,608,200     131,473,600    0    1,206,700
22 North Central Plaza Three             (3)  Dallas, TX                      0        3,632,100      32,689,300    0      273,700
23 The Quadrant                          (3)  Englewood, CO                   0        4,357,200      39,215,300    0      634,100
24 Canterbury Green                     (3)(4)Stamford, CT           19,034,200                0      41,987,100    0      370,500
25 Three Stamford Plaza                  (3)  Stamford, CT           16,562,800        3,956,600      35,609,700    0      163,100
26 Union Square                          (3)  San Antonio, TX                 0        2,368,500      14,236,000    0      289,100
27 One North Franklin                    (3)  Chicago, IL                     0        9,830,500      88,474,400    0      378,800
28 1620 L Street                         (3)  Washington, DC                  0        2,708,200      24,374,100    0      662,500
29 One & Two Stamford Plaza              (3)  Stamford, CT                    0        8,267,700      74,409,300    0      796,400
30 300 Atlantic Street                   (3)  Stamford, CT                    0        4,632,300      41,690,900    0      522,000
31 Sterling Plaza                        (3)  Dallas, TX                      0        3,810,600      34,295,500    0      367,800
32 1700 Higgins                          (3)  Des Plaines, IL         3,379,700 (5)    1,323,100      11,907,900    0       29,400
33 Franklin Plaza                        (3)  Austin, TX             34,087,800 (5)    6,502,400      58,521,300    0    1,269,800
34 Northwest Center                      (3)  San Antonio, TX         6,465,100 (5)    1,947,900      17,531,900    0      132,600
35 One Columbus Building                 (3)  Columbus, OH           29,386,100 (5)    4,956,300      44,606,300    0      316,200
36 One Crosswoods Center                 (3)  Columbus, OH            3,449,200 (5)    1,058,900       9,529,700    0      188,100
37 One Lakeway                           (3)  Metairie, LA            9,697,600 (5)    2,803,900      25,235,400    0      327,000
38 Three Lakeway                         (3)  Metairie, LA           17,018,700 (5)    4,695,000      43,517,200    0    1,097,300
39 Two Lakeway                           (3)  Metairie, LA           14,692,600 (5)    4,643,500      41,791,800    0      523,700
40 Westshore Center                      (3)  Tampa, FL               7,052,600 (5)    1,978,800      17,808,700    0      150,300
41 NationsBank Plaza                     (3)  Nashville, TN                   0        3,049,200      27,443,100    0      229,900
42 The Plaza at La Jolla Village         (3)  San Diego, CA          57,943,100       11,839,400      98,247,900    0      351,200
43 Interco Corporate Tower               (3)  Clayton, MO            22,038,100        4,688,400      42,195,200    0      338,100
44 9400 NCX                              (3)  Dallas, TX                      0        3,570,000      32,129,700    0    1,895,200
45 Four Stamford Plaza                   (3)  Stamford, CT           15,825,200        4,470,900      40,237,900    0       94,300
46 1920 Main Plaza                       (3)  Irvine, CA                      0        5,480,700      47,525,800    0      690,100
47 Paces West                            (3)  Atlanta, GA                     0       12,833,700      75,024,500    0    1,425,000
48 One Market                            (3)  San Francisco, CA     151,265,200       34,814,400     313,329,700    0   18,864,800
49 2010 Main Plaza                       (3)  Irvine, CA                      0        5,197,100      46,773,700    0      259,700







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
         Description                        Land       Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
         ---------------------------------------------------------------------------------------------------------------------------

         Office Properties:

       1 60 Spear Street Building        $ 2,125,200  $ 19,126,500   $ 21,251,700    $  (218,700)    1967       9/29/87     40
       2 San Felipe Plaza                 13,471,300   120,115,500    133,586,800     (1,487,800)    1984       9/29/87     40
       3 Summit Office Park                1,421,000    13,101,100     14,522,100       (163,300)    1974       3/01/89     40
       4 5100 Brookline                      570,700     4,356,600      4,927,300        (53,100)    1974       3/01/89     40
       5 Tampa Commons                     2,783,900    25,073,800     27,857,700       (286,400)    1985       4/25/89     40
       6 Intercontinental Center           1,750,700    14,449,800     16,200,500       (165,500)    1983       6/28/89     40
       7 First Union Center                3,954,000    35,660,300     39,614,300       (407,900)    1991       6/28/89     40
       8 Four Forest                       4,767,900    43,501,500     48,269,400       (523,900)    1985       6/29/89     40
       9 Dominion Tower                    4,643,700    41,330,000     45,973,700       (482,100)    1987       7/25/89     40
      10 Northborough Tower                1,704,000    12,478,100     14,182,100       (149,600)    1983       8/03/89     40
      11 500 Marquette Building            2,219,900    20,348,700     22,568,600       (255,000)    1985       8/15/89     40
      12 Atrium Towers                       749,000     7,115,900      7,864,900        (94,600)    1980      12/15/89     40
      13 One Clearlake Centre              4,585,700    19,333,300     23,919,000       (239,900)    1987      12/29/89     40
      14 Community Corporate  Center       3,018,900    27,370,700     30,389,600       (327,100)    1987       6/14/90     40
      15 Sarasota City Center              2,239,600    20,229,200     22,468,800       (236,800)    1989       9/28/90     40
      16 Denver Corporate Center
          II and III                       6,059,400    37,137,600     43,197,000       (427,200)  1981-82     12/20/90     40
      17 University Tower                  2,085,100    18,913,000     20,998,100       (226,100)    1987      10/16/91     40
      18 Shelton Pointe                    1,513,900    13,870,900     15,384,800       (160,300)    1985      11/26/91     40
      19 San Jacinto Center                5,074,500    46,548,500     51,623,000       (555,400)    1987      12/13/91     40
      20 1111 19th Street                  5,024,000    45,370,700     50,394,700       (527,900)    1979      12/18/91     40
      21 Bank One Center/Tower            14,608,200   132,680,300    147,288,500     (1,543,200)    1990       3/24/92     40
      22 North Central Plaza Three         3,632,100    32,963,000     36,595,100       (472,100)    1986       4/21/92     40
      23 The Quadrant                      4,357,200    39,849,400     44,206,600       (464,200)    1985      12/01/92     40
      24 Canterbury Green                          0    42,357,600     42,357,600       (482,800)    1987      12/15/92     40
      25 Three Stamford Plaza              3,956,600    35,772,800     39,729,400       (419,800)    1980      12/15/92     40
      26 Union Square                      2,368,500    14,525,100     16,893,600       (179,100)    1986      12/23/92     40
      27 One North Franklin                9,830,500    88,853,200     98,683,700     (1,026,800)    1991      12/31/92     40
      28 1620 L Street                     2,708,200    25,036,600     27,744,800       (329,400)    1989       2/05/93     40
      29 One & Two Stamford Plaza          8,267,700    75,205,700     83,473,400       (899,100)    1986       3/30/93     40
      30 300 Atlantic Street               4,632,300    42,212,900     46,845,200       (501,200)    1987       3/30/93     40
      31 Sterling Plaza                    3,810,600    34,663,300     38,473,900       (409,100)    1984       6/25/93     40
      32 1700 Higgins                      1,323,100    11,937,300     13,260,400       (138,900)    1986      11/12/93     40
      33 Franklin Plaza                    6,502,400    59,791,100     66,293,500       (741,000)    1987      11/12/93     40
      34 Northwest Center                  1,947,900    17,664,500     19,612,400       (206,300)    1984      11/12/93     40
      35 One Columbus Building             4,956,300    44,922,500     49,878,800       (515,000)    1987      11/12/93     40
      36 One Crosswoods Center             1,058,900     9,717,800     10,776,700       (119,100)    1984      11/12/93     40
      37 One Lakeway                       2,803,900    25,562,400     28,366,300       (305,400)    1981      11/12/93     40
      38 Three Lakeway                     4,695,000    44,614,500     49,309,500       (557,500)    1987      11/12/93     40
      39 Two Lakeway                       4,643,500    42,315,500     46,959,000       (505,200)    1984      11/12/93     40
      40 Westshore Center                  1,978,800    17,959,000     19,937,800       (217,200)    1984      11/12/93     40
      41 NationsBank Plaza                 3,049,200    27,673,000     30,722,200       (317,800)    1977      12/01/93     40
      42 The Plaza at La Jolla Village    11,839,400    98,599,100    110,438,500     (1,134,200) 1987-1990     3/10/94     40
      43 Interco Corporate Tower           4,688,400    42,533,300     47,221,700       (486,200)    1986       5/27/94     40
      44 9400 NCX                          3,570,000    34,024,900     37,594,900       (454,700)    1981       6/24/94     40
      45 Four Stamford Plaza               4,470,900    40,332,200     44,803,100       (460,400)    1979       8/31/94     40
      46 1920 Main Plaza                   5,480,700    48,215,900     53,696,600       (654,600)    1988       9/29/94     40
      47 Paces West                       12,833,700    76,449,500     89,283,200       (948,800)    1987      10/31/94     40
      48 One Market                       34,814,400   332,194,500    367,008,900     (4,391,600)    1976      11/22/94     40
      49 2010 Main Plaza                   5,197,100    47,033,400     52,230,500       (559,400)    1988      12/13/94     40



                                                                                                                      Costs
                                                                                      Initial Cost to         Capitalized Subsequent
                                                                                         Company                  To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1997                   Buildings and        Buildings and
         Description                        Location            Encumbrances         Land          Improvements Land    Improvements
         ---------------------------------------------------------------------------------------------------------------------------
      50 1100 Executive Tower          (3)  Orange, CA                     0         10,112,000      41,600,900   0         377,500
      51 28 State Street              (3)(6)Boston, MA                     0          9,512,600      85,613,100   0      27,919,400
      52 850 Third Avenue              (3)  New York, NY                   0          9,605,900      86,453,200   0       2,243,100
      53 161 North Clark               (3)  Chicago, IL          111,883,100         15,881,700     142,936,100   0      11,149,300
      54 Wachovia Center               (3)  Charlotte, NC         26,307,200          5,061,000      45,548,900   0         481,600
      55 Central Park                  (3)  Atlanta, GA           55,033,500          9,162,600      82,463,100   0         556,000
      56 One American Center           (3)  Austin, TX                     0                  0      70,811,500   0         552,200
      57 Pasadena Towers               (3)  Pasadena, CA          47,474,100          7,087,500      63,787,500   0       1,383,200
      58 580 California                (3)  San Francisco, CA     29,884,400          7,489,000      67,401,300   0       1,741,600
      59 1601 Market Street            (3)  Philadelphia, PA               0          5,780,800      52,027,500   0         760,500
      60 Promenade II                  (3)  Atlanta, GA           95,906,900         14,850,000     133,650,200   0       3,482,500
      61 Two California Plaza          (3)  Los Angeles, CA                0                  0     156,197,000   0      14,041,300
      62 BP Tower                      (3)  Cleveland, OH         84,587,300         16,450,700     148,056,200   0         312,300
      63 Sun Trust Center              (3)  Orlando, FL                    0         11,023,600      99,212,300   0       1,065,600
      64 Reston Town Center            (3)  Reston, VA            91,361,300         23,425,200     154,576,300   0         428,000
      65 49 East Thomas Road           (3)  Phoenix, AZ                    0             65,300         587,800   0               0
      66 Colonnade I                   (3)  San Antonio, TX                0          1,413,700      12,722,800   0         360,900
      67 One Phoenix Plaza             (3)  Phoenix, AZ                    0          6,191,900      55,726,900   0               0
      68 177 Broad Street             (3)(7)Stamford, CT                   0          3,941,200      35,470,900   0         375,200
      69 Preston Commons               (3)  Dallas, TX                     0          5,737,200      51,589,100   0         956,100
      70 Oakbrook Terrace Tower        (3)  Oakbrook Terrace, IL           0         11,950,100     107,550,900   0         392,200
      71 One Maritime Plaza            (3)  San Francisco, CA              0         11,532,700     103,793,800   0       1,682,200
      72 Smith Barney Tower            (3)  San Diego, CA                  0          2,657,700      23,919,400   0       1,179,100
      73 201 Mission Street            (3)  San Francisco, CA              0          8,870,800      79,836,600   0         258,000
      74 30 N. LaSalle Street          (3)  Chicago, IL                    0         12,489,000     112,400,700   0         569,600
      75 LL&E Tower                         New Orleans, LA       37,500,000  (8)     6,185,800      55,672,200   0         127,300
      76 Texaco Center                      New Orleans, LA       42,500,000  (8)     6,686,300      60,177,000   0         393,000
      77 Prudential Portfolio          (9)  Various                        0         28,456,300     256,106,600   0       5,343,900
      78 550 South Hope Street              Los Angeles, CA                0         10,017,500      90,157,600   0               0
      79 10 & 30 South Wacker               Chicago, IL                    0         48,502,500     436,522,400   0          54,100
      80 Four Falls Corporate Center        Conshohocken, PA               0          4,929,500      44,365,700   0         132,000
      81 Four and Five Valley Square        Blue Bell, PA                  0            864,500       7,781,200   0          15,000
      82 Oak Hill Plaza                     King of Prussia, PA            0          2,205,200      19,847,100   0           2,800
      83 One Devon Square                   Wayne, PA                      0          1,023,500       9,211,000   0           1,200
      84 Three Devon Square                 Wayne, PA                      0            411,400       3,702,800   0               0
      85 Two Devon Square                   Wayne, PA                      0            658,500       5,926,800   0         104,700
      86 Two Valley Square                  Blue Bell, PA                  0            878,000       7,901,400   0           1,200
      87 Walnut Hill Plaza                  King of Prussia, PA   14,713,700          2,046,300      18,416,800   0           2,600
      88 One Lafayette Centre               Washington, D.C.               0          8,257,000      74,312,800   0           1,400
      89 One Valley Square                  Blue Bell, PA                  0            717,600       6,457,600   0           1,200
      90 Three Valley Square                Blue Bell, PA                  0          1,012,400       9,111,600   0           1,400
      91 1600 Duke Street                   Alexandria, VA                 0          1,105,300       9,948,500   0               0
      92 Fair Oaks Plaza                    Fairfax, VA                    0          2,411,600      21,704,200   0               0
      93 Lakeside Square                    Dallas, TX                     0          8,261,000      47,349,300   0         587,900
      94 LaSalle Plaza                      Minneapolis, MN                0          9,679,000      87,111,400   0          32,300
      95 1001 Fifth Avenue                  Portland, OR          20,691,500  (10)    5,381,200      48,615,200   0             700
      96 1111 Third Avenue                  Seattle, WA           30,830,400  (10)    9,895,500      89,530,100   0         305,700
      97 Calais Office Center               Anchorage, AK          8,587,000  (10)            0      16,625,800   0         444,300
      98 First Interstate                   Seattle, WA           83,800,700  (10)   21,352,000     193,449,600   0          20,400
      99 Nordstrom Medical Tower            Seattle, WA           10,035,400  (10)    1,762,500      16,016,400   0             300
     100 One Bellevue Center                Bellevue, WA          23,691,800  (10)            0      56,199,700   0         392,900
     101 Rainer Plaza                       Bellevue, WA          29,795,800  (10)            0      79,896,000   0           3,200
     102 Second and Seneca                  Seattle, WA           40,865,800  (10)   10,917,900      98,885,800   0         111,800
     103 101 N. Wacker                      Chicago, IL                    0         10,067,600      90,608,800   0               0
     104 10880 Wilshire Boulevard           Los Angeles, CA                0                  0     149,841,200   0               0
     105 10960 Wilshire Boulevard           Los Angeles, CA                0         16,841,300     151,573,900   0               0
     106 1300 N. 17th Street                Rosslyn, VA                    0          9,810,600      88,295,900   0               0




                                         Gross Amount Carried
                                             at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                  Buildings and                    Accumulated      Date       Date    Depreciable
                                       Land       Improvements       Total (1)    Depreciation  Constructed  Acquired   Lives (2)
------------------------------------------------------------------------------------------------------------------------------------

 50 1100 Executive Tower            10,112,000       41,978,400     52,090,400       (503,200)      1987      12/15/94     40
 51 28 State Street                  9,512,600      113,532,500    123,045,100       (387,300)      1968       1/23/95     40
 52 850 Third Avenue                 9,605,900       88,696,300     98,302,200     (1,075,900)      1960       3/20/95     40
 53 161 North Clark                 15,881,700      154,085,400    169,967,100     (1,864,800)      1992       7/26/95    40
 54 Wachovia Center                  5,061,000       46,030,500     51,091,500       (524,900)      1972       9/01/95    40
 55 Central Park                     9,162,600       83,019,100     92,181,700       (975,500)      1986      10/17/95    40
 56 One American Center                      0       71,363,700     71,363,700       (815,200)      1984      11/01/95    40
 57 Pasadena Towers                  7,087,500       65,170,700     72,258,200       (768,000)   1990-1991    12/14/95    40
 58 580 California                   7,489,000       69,142,900     76,631,900       (888,700)      1984      12/21/95    40
 59 1601 Market Street               5,780,800       52,788,000     58,568,800       (661,700)      1970       1/18/96    40
 60 Promenade II                    14,850,000      137,132,700    151,982,700     (1,632,200)      1990       6/14/96    40
 61 Two California Plaza                     0      170,238,300    170,238,300     (2,954,000)      1992       8/23/96    40
 62 BP Tower                        16,450,700      148,368,500    164,819,200     (1,702,200)      1985       9/04/96    40
 63 Sun Trust Center                11,023,600      100,277,900    111,301,500     (1,172,300)      1988       9/18/96    40
 64 Reston Town Center              23,425,200      155,004,300    178,429,500     (1,779,500)      1990      10/22/96    40
 65 49 East Thomas Road                 65,300          587,800        653,100         (6,600)      1974      12/11/96    40
 66 Colonnade I                      1,413,700       13,083,700     14,497,400       (170,200)      1983      12/04/96    40
 67 One Phoenix Plaza                6,191,900       55,726,900     61,918,800       (636,400)      1989      12/04/96    40
 68 177 Broad Street                 3,941,200       35,846,100     39,787,300       (413,900)      1989       1/29/97    40
 69 Preston Commons                  5,737,200       52,545,200     58,282,400       (631,400)      1986       3/21/97    40
 70 Oakbrook Terrace Tower          11,950,100      107,943,100    119,893,200     (1,237,600)      1988       4/16/97    40
 71 One Maritime Plaza              11,532,700      105,476,000    117,008,700     (1,209,000)      1967       4/21/97    40
 72 Smith Barney Tower               2,657,700       25,098,500     27,756,200       (379,000)      1987       4/28/97    40
 73 201 Mission Street               8,870,800       80,094,600     88,965,400       (915,000)      1981       4/30/97    40
 74 30 N. LaSalle Street            12,489,000      112,970,300    125,459,300     (1,293,600)      1974       6/13/97    40
 75 LL&E Tower                       6,185,800       55,799,500     61,985,300       (411,300)      1987        9/3/97    40
 76 Texaco Center                    6,686,300       60,570,000     67,256,300       (454,100)      1984        9/3/97    40
 77 Prudential Portfolio            28,456,300      261,450,500    289,906,800     (1,443,400)     Various     10/1/97    40
 78 550 South Hope Street           10,017,500       90,157,600    100,175,100       (469,400)      1991       10/6/97    40
 79 10 & 30 South Wacker            48,502,500      436,576,500    485,079,000     (2,277,300)      1983       10/7/97    40
 80 Four Falls Corporate Center      4,929,500       44,497,700     49,427,200       (238,900)      1988       10/7/97    40
 81 Four and Five Valley Square        864,500        7,796,200      8,660,700        (40,500)      1988       10/7/97    40
 82 Oak Hill Plaza                   2,205,200       19,849,900     22,055,100       (103,300)      1982       10/7/97    40
 83 One Devon Square                 1,023,500        9,212,200     10,235,700        (47,900)      1984       10/7/97    40
 84 Three Devon Square                 411,400        3,702,800      4,114,200        (19,300)      1985       10/7/97    40
 85 Two Devon Square                   658,500        6,031,500      6,690,000        (34,500)      1985       10/7/97    40
 86 Two Valley Square                  878,000        7,902,600      8,780,600        (41,100)      1990       10/7/97    40
 87 Walnut Hill Plaza                2,046,300       18,419,400     20,465,700        (95,900)      1985       10/7/97    40
 88 One Lafayette Centre             8,257,000       74,314,200     82,571,200       (386,900)      1980      10/17/97    40
 89 One Valley Square                  717,600        6,458,800      7,176,400        (20,200)      1982      11/21/97    40
 90 Three Valley Square              1,012,400        9,113,000     10,125,400        (28,500)      1984      11/21/97    40
 91 1600 Duke Street                 1,105,300        9,948,500     11,053,800        (31,000)      1985      11/24/97    40
 92 Fair Oaks Plaza                  2,411,600       21,704,200     24,115,800        (67,700)      1986      11/24/97    40
 93 Lakeside Square                  8,261,000       47,937,200     56,198,200       (149,800)      1987      11/24/97    40
 94 LaSalle Plaza                    9,679,000       87,143,700     96,822,700       (275,200)      1991      11/25/97    40
 95 1001 Fifth Avenue                5,381,200       48,615,900     53,997,100        (49,900)      1980      12/17/97    40
 96 1111 Third Avenue                9,895,500       89,835,800     99,731,300       (103,700)      1980      12/17/97    40
 97 Calais Office Center                     0       17,070,100     17,070,100        (18,900)      1975      12/17/97    40
 98 First Interstate                21,352,000      193,470,000    214,822,000       (198,600)      1983      12/17/97    40
 99 Nordstrom Medical Tower          1,762,500       16,016,700     17,779,200        (16,300)      1986      12/17/97    40
100 One Bellevue Center                      0       56,592,600     56,592,600        (60,900)      1983      12/17/97    40
101 Rainer Plaza                             0       79,899,200     79,899,200        (82,100)      1986      12/17/97    40
102 Second and Seneca               10,917,900       98,997,600    109,915,500       (101,600)      1991      12/17/97    40
103 101 N. Wacker                   10,067,600       90,608,800    100,676,400        (94,400)      1980      12/19/97    40
104 10880 Wilshire Boulevard                 0      149,841,200    149,841,200       (156,100)      1970      12/19/97    40
105 10960 Wilshire Boulevard        16,841,300      151,573,900    168,415,200       (157,900)      1971      12/19/97    40
106 1300 N. 17th Street              9,810,600       88,295,900     98,106,500        (92,000)      1980      12/19/97    40


         Schedule III - Real Estate and Accumulated Depreciation as of
                               December 31, 1997 (14)



                                                                                                                         Costs
                                                                                            Initial Cost to   Capitalized Subsequent
                                                                                               Company             To Acquisition
         --------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1997                 Buildings and        Buildings and
         Description                        Location               Encumbrances         Land      Improvements   Land   Improvements
         ---------------------------------------------------------------------------------------------------------------------------
     107 1333 H Street                      Washington D.C.                  0        6,715,400      60,438,200    0              0
     108 150 California               (11)  San Francisco, CA                0       12,566,800               0    0              0
     109 150 Federal Street                 Boston, MA              56,270,200       14,131,300     127,182,200    0              0
     110 1616 N. Fort Myer Drive            Rosslyn, VA                      0        6,960,700      62,646,400    0              0
     111 175 Federal Street                 Boston, MA              12,729,300        4,893,900      44,045,200    0              0
     112 175 Wyman Street             (11)  Walthan, MA                      0       24,000,000               0    0              0
     113 2 Oliver Street-147 Milk
         Street                             Boston, MA                       0        5,017,400      45,157,000    0              0
     114 200 West Adams                     Chicago, IL                      0       11,723,300     105,509,500    0              0
     115 225 Franklin Street                Boston, MA                       0       34,607,900     311,470,600    0              0
     116 AT&T Plaza                         Oak Brook, IL                    0        4,834,200      43,507,900    0              0
     117 Center Plaza                       Boston, MA              59,898,000       18,942,300     170,480,400    0              0
     118 Center Pointe III            (11)  Fairfax, VA                      0        9,600,000               0    0              0
     119 Centerpointe I and II              Fairfax, VA             30,146,000        8,837,800      79,540,200    0              0
     120 Civic Opera House                  Chicago, IL             31,785,400       12,771,400     114,941,900    0              0
     121 Crosby Corporate Center            Bedford, MA                      0        5,957,800      53,620,400    0              0
     122 Crosby Corporate Center II   (11)  Bedford, MA                      0        9,384,600               0    0     22,447,300
     123 EJ Randolph                        McLean, VA              16,057,000        3,936,500      35,429,100    0              0
     124 EJ Randolph II               (11)  McLean, Va                       0        3,324,000               0    0              0
     125 John Marshall I and II             McLean, VA              21,182,900        5,216,400      46,947,600    0              0
     126 John Marshall III            (11)  McLean, VA                       0        8,700,000               0    0              0
     127 Lake Marriot Business Park         Santa Clara, CA                  0        6,952,100      62,568,900    0              0
     128 Lakeside Office Park               Atlanta, GA                      0        4,792,500      43,132,300    0              0
     129 Media Center                 (11)  Burbank, CA                      0       20,000,000               0    0              0
     130 New England Executive Park         Burlington, MA                   0       13,106,000     117,953,900    0              0
     131 Northridge I                       Herndon, VA             14,558,000        3,224,900      29,024,400    0              0
     132 One Canal Park                     Cambridge, MA                    0        2,006,000      18,054,000    0              0
     133 Perimeter Center                   Atlanta, GA            217,871,000       68,306,100     429,131,900    0              0
     134 Presidents Plaza                   Chicago, IL                      0       13,435,500     120,919,200    0              0
     135 Riverside Center             (11)  Newton, MA                       0       30,000,000               0    0              0
     136 Riverview I and II                 Cambridge, MA                    0        5,937,600      53,438,100    0              0
     137 Russia Wharf                       Boston, MA                       0        5,918,200      53,263,400    0              0
     138 Shoreline Technology Park          Mountain View, CA                0       30,194,800     178,471,200    0              0
     139 South Station                      Boston, MA                       0                0      31,073,800    0              0
     140 Sunnyvale Business Center          Sunnyvale, CA                    0        4,890,000      44,010,000    0              0
     141 Ten Canal Park                     Cambridge, MA                    0        2,383,100      21,447,900    0              0
     142 Tri-State International            Lincolnshire, IL                 0       10,925,300      98,327,300    0              0
     143 Wellesley Office Park              Wellesley, MA           55,256,000       16,492,700     148,434,200    0              0
     144 Westbrook Corporate Center         Westchester, IL        111,497,800       24,896,800     224,071,100    0              0
     145 Westwood Business Center           Wellesley, MA                    0        2,719,600      24,476,300    0              0
                                                                --------------   --------------  --------------   ---- ------------
         Subtotal Office Properties                             $1,990,406,900   $1,162,720,800  $9,493,786,000   $0   $144,072,900
                                                                --------------   --------------  --------------   ---- ------------


         Parking Facilities:

     1   North Loop Transportation
          Center                        (3) Chicago, IL            $32,864,000(12)   $3,784,600     $34,061,500   $0       $450,000
     2   Theatre District Garage        (3) Chicago, IL                      0        3,372,300      30,350,700    0         56,800
     3   Capitol Commons Garage      (3)(5) Indianapolis, IN         4,400,700                0      14,449,700    0          9,100
     4   Boston Harbor Garage           (3) Boston, MA              35,345,500        6,087,000      54,783,300    0        277,700
     5   Milwaukee Center               (3) Milwaukee, WI                    0                0       7,798,500    0        219,900
     6   1111 Sansom Street Garage      (3) Philadelphia, PA                 0        1,476,500               0    0          6,800
     7   15th & Sansom Streets Garage   (3) Philadelphia, PA                 0          726,400       6,537,600    0         11,300
     8   1602-34 Chancellor Garage      (3) Philadelphia, PA                 0          735,900       6,622,700    0          9,200
     9   1616 Sansom Street Garage      (3) Philadelphia, PA                 0          432,900       3,896,200    0              0
     10  Juniper/Locust Streets Garage  (3) Philadelphia, PA                 0          574,400       5,169,900    0         11,000
     11  Adams-Wabash Garage                Chicago, IL                      0        2,525,000      22,725,300    0         76,200
     12  601 Tchoupitoulas Garage           New Orleans, LA                  0(8)     1,180,000      10,619,800    0              0
     13  Stanwix Garage                     Pittsburgh, PA                   0        1,794,900      16,154,700    0              0




                                              Gross Amount Carried
                                                  at Close of
                                                Period 12/31/97
                                         -------------------------------------------------------------------------------------------
                                                        Buildings and                  Accumulated     Date        Date  Depreciable
                                            Land         Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
                                         -------------------------------------------------------------------------------------------
     107 1333 H Street                     6,715,400       60,438,200      67,153,600       (63,000)    1982      12/19/97   40
     108 150 California                   12,566,800                0      12,566,800             0               12/19/97
     109 150 Federal Street               14,131,300      127,182,200     141,313,500      (132,500)    1988      12/19/97   40
     110 1616 N. Fort Myer Drive           6,960,700       62,646,400      69,607,100       (65,300)    1974      12/19/97   40
     111 175 Federal Street                4,893,900       44,045,200      48,939,100       (45,900)    1977      12/19/97   40
     112 175 Wyman Street                 24,000,000                0      24,000,000             0               12/19/97
     113 2 Oliver Street-147 Milk Street   5,017,400       45,157,000      50,174,400       (47,000)    1988      12/19/97   40
     114 200 West Adams                   11,723,300      105,509,500     117,232,800      (109,900)    1985      12/19/97   40
     115 225 Franklin Street              34,607,900      311,470,600     346,078,500      (324,500)    1966      12/19/97   40
     116 AT&T Plaza                        4,834,200       43,507,900      48,342,100       (45,300)    1984      12/19/97   40
     117 Center Plaza                     18,942,300      170,480,400     189,422,700      (177,600)    1969      12/19/97   40
     118 Center Pointe III                 9,600,000                0       9,600,000             0               12/19/97
     119 Centerpointe I and II             8,837,800       79,540,200      88,378,000       (82,900)  1988/1990   12/19/97   40
     120 Civic Opera House                12,771,400      114,941,900     127,713,300      (119,700)    1929      12/19/97   40
     121 Crosby Corporate Center           5,957,800       53,620,400      59,578,200       (55,900)    1996      12/19/97   40
     122 Crosby Corporate Center II        9,384,600       22,447,300      31,831,900             0               12/19/97
     123 EJ Randolph                       3,936,500       35,429,100      39,365,600       (36,900)    1983      12/19/97   40
     124 EJ Randolph II                    3,324,000                0       3,324,000             0               12/19/97
     125 John Marshall I and II            5,216,400       46,947,600      52,164,000       (48,900)    1981      12/19/97   40
     126 John Marshall III                 8,700,000                0       8,700,000              0              12/19/97
     127 Lake Marriot Business Park        6,952,100       62,568,900      69,521,000       (65,200)    1981      12/19/97   40
     128 Lakeside Office Park              4,792,500       43,132,300      47,924,800       (44,900)    1972      12/19/97   40
     129 Media Center                     20,000,000                0      20,000,000             0               12/19/97
     130 New England Executive Park       13,106,000      117,953,900     131,059,900      (122,900)    1970      12/19/97   40
     131 Northridge I                      3,224,900       29,024,400      32,249,300       (30,200)    1988      12/19/97   40
     132 One Canal Park                    2,006,000       18,054,000      20,060,000       (18,800)    1987      12/19/97   40
     133 Perimeter Center                 68,306,100      429,131,900     497,438,000      (822,800)  1972/1998   12/19/97   40
     134 Presidents Plaza                 13,435,500      120,919,200     134,354,700      (126,000)    1980      12/19/97   40
     135 Riverside Center                 30,000,000                0      30,000,000             0               12/19/97
     136 Riverview I and II                5,937,600       53,438,100      59,375,700       (55,700)    1985      12/19/97   40
     137 Russia Wharf                      5,918,200       53,263,400      59,181,600       (55,500)    1978      12/19/97   40
     138 Shoreline Technology Park        30,194,800      178,471,200     208,666,000      (185,900)    1985      12/19/97   40
     139 South Station                             0       31,073,800      31,073,800       (32,400)    1988      12/19/97   40
     140 Sunnyvale Business Center         4,890,000       44,010,000      48,900,000       (45,800)    1990      12/19/97   40
     141 Ten Canal Park                    2,383,100       21,447,900      23,831,000       (22,300)    1987      12/19/97   40
     142 Tri-State International          10,925,300       98,327,300     109,252,600      (102,400)    1986      12/19/97   40
     143 Wellesley Office Park            16,492,700      148,434,200     164,926,900      (154,600)    1963      12/19/97   40
     144 Westbrook Corporate Center       24,896,800      224,071,100     248,967,900      (233,400)    1985      12/19/97   40
     145 Westwood Business Center          2,719,600       24,476,300      27,195,900       (25,500)    1985      12/19/97   40
                                      --------------  --------------- ---------------  ------------
          Subtotal Office Properties  $1,162,720,800  $ 9,637,858,900 $10,800,579,700  $(62,295,000)
                                      --------------  --------------- ---------------  ------------

         Parking Facilities:


     1   North Loop Transportation
          Center                          $3,784,600      $34,511,500     $38,296,100     $(396,500)    1985        6/9/95   40
     2   Theatre District Garage           3,372,300       30,407,500      33,779,800      (348,200)    1987        6/9/95   40
     3   Capitol Commons Garage                    0       14,458,800      14,458,800      (165,200)    1987       6/29/95   40
     4   Boston Harbor Garage              6,087,000       55,061,000      61,148,000      (635,000)    1972      12/10/96   40
     5   Milwaukee Center                          0        8,018,400       8,018,400       (98,700)    1988      12/18/96   40
     6   1111 Sansom Street Garage         1,476,500            6,800       1,483,300             0      N/A      12/27/96  N/A
     7   15th & Sansom Streets Garage        726,400        6,548,900       7,275,300       (73,400)  1950/1954   12/27/96   40
     8   1602-34 Chancellor Garage           735,900        6,631,900       7,367,800       (73,800)  1945/1955   12/27/96   40
     9   1616 Sansom Street Garage           432,900        3,896,200       4,329,100       (43,200)    1950      12/27/96   40
     10  Juniper/Locust Streets Garage       574,400        5,180,900       5,755,300       (58,300)  1949/1952   12/27/96   40
     11  Adams-Wabash Garage               2,525,000       22,801,500      25,326,500      (212,900)    1990       8/11/97   40
     12  601 Tchoupitoulas Garage          1,180,000       10,619,800      11,799,800       (77,200)    1982        9/3/97   40
     13  Stanwix Garage                    1,794,900       16,154,700      17,949,600       (50,400)    1969      11/25/97   40





                                                                           Initial Cost to           Costs Capitalized Subsequent
                                                                              Company                       To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 1997                   Buildings and                Buildings and
         Description                   Location      Encumbrances          Land        Improvements      Land        Improvements
         ---------------------------------------------------------------------------------------------------------------------------
                                                   --------------    --------------  --------------  -------------   ------------
         Subtotal Parking Facilities                   72,610,200        22,689,900     213,169,900              0      1,128,000
                                                   --------------    --------------  --------------  -------------   ------------

         Management Business          (13)                      0                 0               0              0      3,446,600
                                                   --------------    --------------  --------------  -------------   ------------

         Investment in Real Estate                 $2,063,017,100    $1,185,410,700  $9,706,955,900   $          -   $148,647,500
                                                   ==============    ==============  ==============  =============   ============



                                       Gross Amount Carried
                                           at Close of
                                         Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                Buildings and                     Accumulated      Date        Date      Depreciable
  Description                      Land         Improvements         Total (1)    Depreciation  Constructed    Acquired     Lives(2)
------------------------------------------------------------------------------------------------------------------------------------
                               --------------  --------------    ---------------  ------------
Subtotal Parking Facilities        22,689,900     214,297,900        236,987,800    (2,232,800)
                               --------------  --------------    ---------------  ------------

Management Business                         0       3,446,600          3,446,600      (167,300)
                               --------------  --------------    ---------------  ------------

Investment in Real Estate      $1,185,410,700  $9,855,603,400    $11,041,014,100  $(64,695,100)
                               ==============  ==============    ===============  ============



(1) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $7.5 billion.

(2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

(3) The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or the interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

(4) This Property contains 106 residential units.

(5) These loans are subject to cross default and collateralization provisions.

(6) This building underwent a major renovation to re-tenant the entire Property. The building is currently in a lease-up period and is expected to be fully occupied in 1998. During the renovation period, operating costs, real estate taxes, and interest incurred will be capitalized. As of December 31, 1997, approximately $21.4 million of operating costs and interest have been capitalized.

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

(14) Summary of activity of investment in real estate and accumulated depreciation is as follows:


The changes in investment in real estate for the period from July 11, 1997 to December 31, 1997, the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:




                                                     For the period        For the period
                                                    July 11, 1997 to      January 1, 1997     December 31,      December 31,
                                                    December 31, 1997     to July 10, 1997        1996              1995
                                                    -----------------     ----------------   ---------------   ----------------
          Balance, beginning of period               $             0       $3,549,707,600    $2,571,851,300    $ 1,931,002,400
          Acquisitions                                10,941,428,100          531,968,000       860,995,000        583,485,200
          Improvements                                    99,586,000           59,511,000       129,485,300         76,985,400
          Properties disposed of                                   0          (67,193,400)       (9,633,600)                 0
          Write down for value impairment                          0                    0                 0        (17,512,000)
          Write-off of fully depreciated
            assets which are no longer
            in service                                             0                    0        (2,990,400)        (2,109,700)
                                                     ---------------       --------------    --------------    ---------------
          Balance, end of period                     $11,041,014,100       $4,073,993,200    $3,549,707,600    $ 2,571,851,300
                                                     ===============       ==============    ==============    ===============





The changes in accumulated depreciation for the period from July 11, 1997 to December 31, 1997, the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:




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
