Form 10-Q
period 1998-03-31
EOP OPERATING LTD PARTNERSHIP
filed 1998-05-15
CIK 1043866

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1998

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  1-13625

                      EOP OPERATING LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)
               DELAWARE                             36-4156801
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


       TWO NORTH RIVERSIDE PLAZA
      SUITE 2200, CHICAGO ILLINOIS                    60606
(Address of principal executive offices)           (Zip Code)

                               (312) 466-3300
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

On May 6, 1998, 281,113,138 of the Registrant's Units were outstanding.

                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      EOP OPERATING LIMITED PARTNERSHIP
                         CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,
                                                         1998      December 31,
(Dollars in thousands, except Unit data)              (UNAUDITED)      1997
-------------------------------------------------------------------------------
ASSETS:
  Investment in real estate.......................... $11,329,911   $11,041,014
  Accumulated depreciation...........................    (129,235)      (64,695)
                                                      -----------   -----------
                                                       11,200,676    10,976,319
  Cash and cash equivalents..........................      11,681       228,853
  Tenant and other receivables (net of
    allowance for doubtful accounts of $476
    and $675, respectively)..........................      33,309        32,531
  Deferred rent receivable...........................      37,169        20,050
  Escrow deposits and restricted cash................      29,923        25,772
  Investment in unconsolidated joint ventures........     359,804       387,332
  Deferred financing costs (net of accumulated
    amortization of $3,726 and $1,855, respectively).      48,676         5,090
  Deferred leasing costs (net of accumulated
    amortization of $2,580 and $1,473, respectively).      34,947        26,994
  Prepaid expenses and other assets..................      47,809        48,731
                                                      -----------   -----------
      Total Assets................................... $11,803,994   $11,751,672
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net premium of $1,431
    and $1,157, respectively)........................ $ 2,060,105   $ 2,063,017
  Unsecured notes  (including a net premium of
    $4,425 and $0, respectively).....................   1,684,425       180,000
  Lines of credit ...................................     243,000     2,041,300
  Accounts payable and accrued expenses..............     190,890       260,401
  Due to affiliates..................................         174           733
  Distribution payable...............................      92,057         1,191
  Other liabilities..................................      93,073        45,055
                                                      -----------   -----------
      Total Liabilities..............................   4,363,724     4,591,697
                                                      -----------   -----------
  Commitments and contingencies (Note 10)............
  Minority interests-partially owned properties......      29,200        29,612
                                                      -----------   -----------

  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable
      Preferred Units, liquidation preference $25.00
      per unit; 8,000,000 issued and outstanding.....     200,000       200,000
    5.25% Series B Convertible Cumulative
      Redeemable Preferred Units, liquidation
      preference $50.00 per unit; 6,000,000 issued
      and outstanding................................     300,000             -
  Partners' Capital:
    General Partners.................................     114,838       115,230
    Limited Partners.................................   6,796,232     6,815,133
                                                      -----------   -----------
      Total Partners' Capital........................   7,411,070     7,130,363
                                                      -----------   -----------
      Total Liabilities and Partners' Capital........ $11,803,994   $11,751,672
                                                      ===========   ===========

                           See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF OPERATIONS
       AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                     EOP
                                                  OPERATING
                                                   LIMITED       EQUITY OFFICE
                                                 PARTNERSHIP      PREDECESSORS
                                                FOR THE THREE    FOR THE THREE
                                                 MONTHS ENDED     MONTHS ENDED
(Dollars in thousands, except per Unit data)    MARCH 31, 1998   MARCH 31, 1997
-------------------------------------------------------------------------------
Revenues:
  Rental......................................   $    289,213      $    116,418
  Tenant reimbursements.......................         52,989            19,187
  Parking.....................................         21,214             9,530
  Other.......................................          6,177             3,336
  Fees from noncombined affiliates............          1,157             1,200
  Interest....................................          3,070             4,896
                                                 ------------      ------------
    Total revenues............................        373,820           154,567
                                                 ------------      ------------
Expenses:
  Interest:
    Expense incurred..........................         69,884            36,355
    Amortization of deferred financing costs..          2,145               709
  Depreciation................................         64,540            25,005
  Amortization................................          1,107             2,367
  Real estate taxes...........................         50,034            16,611
  Insurance...................................          2,243             1,457
  Repairs and maintenance.....................         41,977            19,440
  Property operating..........................         43,611            20,640
  General and administrative..................         13,948             7,073
                                                 ------------      ------------
    Total expenses............................        289,489           129,657
                                                 ------------      ------------

Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, gain on sale of real estate
  and extraordinary items.....................         84,331            24,910
Minority interests-partially owned properties.           (538)             (529)
Income from investment in unconsolidated
  joint ventures..............................          3,634               922
Gain on sale of real estate...................              -             5,741
                                                 ------------      ------------
Income before extraordinary items.............         87,427            31,044
Extraordinary items...........................         (6,959)             (275)
                                                 ------------      ------------
Net income....................................         80,468            30,769
Preferred distributions.......................         (6,271)                -
                                                 ------------      ------------
Net income available for Units................   $     74,197      $     30,769
                                                 ============      ============

Net income available per weighted average
  Unit outstanding - Basic....................   $        .27
                                                 ============
Weighted average Units outstanding - Basic....    278,797,811
                                                 ============
Net income available per weighted average
  Unit outstanding - Diluted..................   $        .27
                                                 ============
Weighted average Units outstanding - Diluted..    280,327,761
                                                 ============

                           See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF CASH FLOWS
       AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                     EOP
                                                  OPERATING
                                                   LIMITED       EQUITY OFFICE
                                                 PARTNERSHIP      PREDECESSORS
                                                FOR THE THREE    FOR THE THREE
                                                 MONTHS ENDED     MONTHS ENDED
(Dollars in thousands)                          MARCH 31, 1998   MARCH 31, 1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income before preferred distributions      $     80,468      $     30,769
  Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization.............         67,792            28,081
    Amortization of premiums/discounts on
      unsecured notes and terminated interest
      rate protection agreements...............           440                 -
    Compensation related to restricted shares
      issued to employees......................           474                 -
    (Income) from unconsolidated
      joint ventures...........................        (3,634)             (922)
    (Gain) on sale of real estate..............             -            (5,741)
    Extraordinary items........................         6,959               275
    Provision for doubtful accounts............          (111)               12
    Allocation to minority interests...........           538               529
    Changes in assets and liabilities:
      (Increase) decrease in rents receivable..          (666)              603
      (Increase) in deferred rent receivables..       (17,119)           (4,105)
      (Increase) decrease in prepaid expenses and
        other assets...........................        (2,624)            3,812
      (Decrease) in accounts payable
         and accrued expenses..................       (69,511)          (15,216)
      (Decrease) increase in due to affiliates.          (559)            1,551
      Increase in other liabilities............        48,318             1,439
                                                 ------------      ------------
        Net cash provided by operating
          activities...........................       110,765            41,087
                                                 ------------      ------------
INVESTING ACTIVITIES:
  Property acquisitions........................      (260,850)          (91,884)
  Payments for capital and tenant improvements.       (28,048)          (26,378)
  Proceeds from sale of real estate............             -            13,298
  Distributions from unconsolidated
    joint ventures.............................        31,162             1,103
  Payments of lease acquisition costs..........        (9,060)           (4,583)
  (Increase) in escrow deposits and
     restricted cash...........................        (4,151)           (1,062)
                                                 ------------      ------------
        Net cash (used for) investing
          activities...........................      (270,947)         (109,506)
                                                 ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from exercise of options............         4,868                 -
  Distributions to unit holders................          (392)                -
  Payment of preferred distributions...........        (4,478)                -
  Net proceeds from sale of Preferred Units....       290,250                 -
  Payment of offering costs....................          (117)                -
  Capital contributions........................             -           101,569
  Capital distributions........................             -           (96,170)
  (Distributions to) minority interest in
     partially owned properties................          (950)           (2,263)
  Proceeds from mortgage debt..................             -           132,446
  Proceeds from unsecured notes................     1,504,452                 -
  Proceeds from lines of credit................       333,000                 -
  Principal payments on mortgage debt..........        (3,186)          (28,364)
  Principal payments on lines of credit........    (2,131,300)          (72,500)
  Payments of loan costs.......................       (10,860)             (390)
  Termination of interest rate
    protection agreements......................       (38,277)                -
  Prepayment penalties on early
    extinguishments of debt....................             -              (208)
                                                 ------------      ------------
        Net cash (used for) provided by
          financing activities.................       (56,990)           34,120
                                                 ------------      ------------
Net (decrease) in cash and cash equivalents....      (217,172)          (34,299)
Cash and cash equivalents at the beginning
  of the period................................       228,853           410,420
                                                 ------------      ------------
Cash and cash equivalents at the end of
  the period...................................  $     11,681      $    376,121
                                                 ============      ============
SUPPLEMENTAL INFORMATION:
  Interest paid during the period,
    including capitalized interest of $3,452
    and $1,662, respectively...................  $     64,777      $     37,273
                                                 ============      ============

                            See accompanying notes.

      EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                 (UNAUDITED)

DEFINITION OF TERMS. Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997 (the "Form 10-K").

     The consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 1997 audited consolidated and combined financial statements of EOP Operating Limited Partnership and Equity Office Predecessors and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 - BUSINESS

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership, and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust"), which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust and to complete the consolidation of the Equity Office Predecessors (the "Consolidation") and its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust expects to qualify as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 95% of its taxable income and complies with a number of organizational and operational requirements. As of March 31, 1998, the Company owned or had an interest in 260 office properties (the "Office Properties") containing approximately 66.6 million rentable square feet of office space and owned 17 stand-alone parking facilities containing approximately 16,749 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51% in central business districts ("CBDs") and 49% in suburban markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The Consolidation and the Beacon Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for the transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair value as of the closing dates of the Consolidation and the Beacon Merger, respectively, and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation included interests in the Properties of the ZML Opportunity Partnerships together with their limited and general partners and the Management Business.

     Use of Estimates. The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three months ended March 31, 1998, and the combined financial statements of Equity Office Predecessors for the three months ended March 31, 1997 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 results or owners' equity.

NOTE 3 - INVESTMENT IN REAL ESTATE

     During the three months ended March 31, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities or working capital.

                                                                     Total
   Date                                          Rentable      Acquisition Cost
 Acquired  Property             Location        Square Feet      (in thousands)
----------------------------------------        -----------    ----------------
  1/29/98  BP Garage            Cleveland, OH         -----        $   10,224
  3/18/98  100 Summer Street    Boston, MA        1,037,801           222,695
  3/31/98  The Tower at New
           England Executive
           Park                 Burlington, MA      195,228            27,931
                                                  ---------        ----------
                                                  1,233,029        $  260,850
                                                  =========        ==========

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                           Company's Ownership
        Entity                 Property                    as of March 31, 1998
----------------------------   ------------------------    --------------------
EOP - Orange, L.L.C. and
  EOP - Ramlessview
  Investors, L.L.C. (A)        500 Orange                          100%
Civic Parking, L.L.C. (B)      St. Louis Parking Garage             50%
Wright Runstad Asset Limited
  Partnership (C)              N/A                                28.5%
Crystal Holdings, L.P. (D)     Polk & Taylor                        10%
One Post Office Square
  Associates (E)               One Post Office                      50%
BeaMetFed, Inc. (F)            75-101 Federal Street                52%
Rowes Wharf Associates (G)     Rowes Wharf                          50%


(A) The Company owns a mortgage receivable secured by the property and land underlying and adjacent to the property.
(B)  The Company owns a 50% membership  interest.
(C) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 10).
(D) The Company owns a 1% general partner interest and a 9% limited partner interest. The Company has agreed to acquire the remaining 90% limited partnership interest during 1998 (see Note 11).
(E)  The Company is a 50% general partner in the joint venture.
(F) The Company is a shareholder in the corporation (a private REIT) which owns the property.
(G) The Company owns a 50% equity interest in the property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage.

These investments are accounted for utilizing the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from the unconsolidated joint ventures. As a result of purchase method accounting for the Beacon Merger and the Consolidation, any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to income from unconsolidated joint ventures over 40 years.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:


(Dollars in thousands)                    March  31, 1998     December 31, 1997
-------------------------------------------------------------------------------
BALANCE SHEETS
  Real estate, net                          $  521,994           $  523,670
  Other assets                                  76,627               73,450
                                            ----------           ----------
    Total Assets                            $  598,621           $  597,120
                                            ==========           ==========
  Mortgage notes and loans payable          $  405,241           $  344,427
  Other liabilities                             14,325               15,271
  Partners' and shareholders' equity           179,055              237,422
                                            ----------           ----------
    Total Liabilities and Partners'
       and Shareholders' Equity             $  598,621           $  597,120
                                            ==========           ==========

Company's share of equity                   $  129,438           $  155,522
Excess of cost of investments over
  the net book value of underlying
  net assets, net of accumulated
  depreciation of $1,444 and
  $99, respectively                            230,366              231,810
                                            ----------           ----------
Carrying value of investments in
  unconsolidated joint ventures             $  359,804           $  387,332
                                            ==========           ==========


                                          For the three         For the three
                                           months ended         months ended
(Dollars in thousands)                   March  31, 1998       March 31, 1997
-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
  Revenues                                  $   28,448           $    1,247
  Operating expenses                             9,150                  115
  Interest expense                               3,775                    -
  Depreciation and amortization                  5,677                  210
                                            ----------           ----------
    Net income                              $    9,846           $      922
                                            ==========           ==========
  Company's share of net income             $    3,634           $      922
                                            ==========           ==========
  Company's share of depreciation
    and amortization (real estate related)  $    3,941           $      210
                                            ==========           ==========

NOTE 5 -  MORTGAGE DEBT

     In February 1998, Civic Parking L.L.C. obtained financing of $60.0 million collateralized by its four parking facilities. The Company has a 50% ownership interest in Civic Parking, L.L.C. and, accordingly, received $30.0 million of the financing proceeds. This loan has a 6.85% fixed interest rate and a six year term.

NOTE 6 -  UNSECURED NOTES

     In February 1998, the Company completed the private placement (the "$1.25 Billion Notes Offering") of $1.25 billion of unsecured notes (the "$1.25 Billion Notes"). The $1.25 Billion Notes consist of four tranches with maturities of five to 20 years which were priced at an interest rate spread over the corresponding Treasury rate. The $1.25 Billion Notes were issued at a discount of approximately $2.0 million, which will be amortized over the terms of the respective tranches as an adjustment to interest expense.

     Additionally, in February 1998, the Company privately placed $250 million of 6.376% MandatOry Par Put Remarketed Securities (the "$250 Million MOPPRS Offering") due February 15, 2012, ("MOPPRS") which are subject to mandatory tender on February 15, 2002. The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million, which will be amortized over the terms of the MOPPRS as an adjustment to interest expense.

     The proceeds to the Company from the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering, net of offering costs, were approximately $1.5 billion. The Company terminated $700 million of hedge agreements in connection with the issuance of the $1.25 Billion Notes and the MOPPRS at a cost of approximately $31.3 million which is being amortized as an adjustment to interest expense. As of March 31, 1998, the weighted average interest rate of the $1.25 Billion Notes and the MOPPRS, including the amortization of the offering and transaction costs and the costs incurred in connection with the termination of the hedge agreements, is approximately 6.95%. The net proceeds of these offerings were used to paydown the Credit Facilities.

     A summary of the terms of the $1.25 Billion Notes Offering and $250 Million MOPPRS Offering at March 31, 1998 are as follows:


                                 AMOUNT       STATED     EFFECTIVE
        TRANCHE              (IN THOUSANDS)    RATE       RATE (A)
---------------------------  --------------   ------     ---------
  4 Year MOPPRS due 2002        $  250,000     6.38%       6.31%
  5 Year Notes due 2003            300,000     6.38%       6.75%
  7 Year Notes due 2005            400,000     6.63%       7.04%
  10 Year Notes due 2008           300,000     6.75%       7.03%
  20 Year Notes due 2018           250,000     7.25%       7.56%
                                ----------     ----        ----
     Subtotal                    1,500,000     6.66%       6.95%
                                               ====        ====
     Net premium (net
       of accumulated
       amortization of $27)          4,425
                                ----------
     Total                      $1,504,425
                                ==========

(A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

     On March 5, 1998 the Company filed a registration statement, which was amended on May 1, 1998, relating to a registered offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes.

NOTE 7 -  PARTNERS' CAPITAL

     In February 1998, the Trust completed the private placement (the "Series
B Preferred Shares Offering") of 6,000,000 of its 5.25% Series B Convertible Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The Series
B Preferred Share are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Shares. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. The annual distribution of $2.625 per share will be paid in quarterly distributions of $.65625. Proceeds from the Series B Preferred Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units and were used to pay down amounts outstanding under the Company's credit facilities.

     In March 1998, the Trust's Board of Trustees authorized a first quarter distribution of $0.56125 per unit for the 8.98% Series A Cumulative Redeemable Preferred Units. The distribution was paid on March 15, 1998 to unitholders of record as of March 9, 1998.

     In March 1998, the Trust's Board of Trustees authorized a first quarter dividend/distribution in the amount of $0.32 per Common Share/Unit. The dividend/distribution was paid on April 10, 1998, to the common shareholders/unit holders of record at the close of business on March 31, 1998.

     On April 15, 1998 the Trust's Board of Trustees authorized a second quarter distribution for the Series B Preferred Units of $0.619792 per unit, representing a pro rata distribution (since issuance of the units on February 19, 1998) based on a full quarterly distribution of $.65625 per unit and an annual distribution of $2.625 per unit, payable on May 15, 1998 to unitholders of record as of May 1, 1998.

     The following table presents the changes in the issued and outstanding Units for the three months ended March 31, 1998:

                                                               Units
                                                            -----------
     Balance at January 1, 1998                             278,687,351
     Units issued to the Trust through exercise of options      262,866
                                                            -----------
     Balance at March 31, 1998                              278,950,217
                                                            ===========

     In February 1998, the Trust issued approximately 2,122,100 Options at an exercise price of $29.50 per Common Share under the Employee Plan.

NOTE 8 -  EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                           FOR THE THREE MONTHS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)               ENDED MARCH 31, 1998
-------------------------------------------------------------------------------
NUMERATOR:
  Net income available to Units before extraordinary items        $      81,156
  Extraordinary items                                                    (6,959)
                                                                  -------------
  Numerator for basic and diluted earnings per Unit-income
    available to Units                                            $      74,197
                                                                  =============
DENOMINATOR:
  Denominator for basic earnings per Unit - weighted
    average Units                                                   278,797,811
  Effect of dilutive securities:
    Units issuable upon exercise of Trust stock options               1,529,950
                                                                  -------------
  Denominator for diluted earnings per Unit - adjusted
    weighted average Units and assumed conversions                  280,327,761
                                                                  =============
Basic Earnings Available to Units per Weighted Average Unit:
  Net income before extraordinary items                           $         .29
  Extraordinary items                                                      (.02)
                                                                  -------------
  Net income per Unit                                             $         .27
                                                                  =============
Diluted Earnings Available to Units Per Weighted Average Unit:
  Net income before extraordinary items                           $         .29
  Extraordinary items                                                      (.02)
                                                                  -------------
  Net income per Unit                                             $         .27
                                                                  =============

     Options to purchase 726,500 Units at a weighted-average exercise price of $32.93 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Units at a conversion price of $35.70 per Common Share which were outstanding during the three months ended March 31, 1998, were not included in the computation of diluted earnings per unit because they would have an antidilutive effect.

NOTE 9 -  EXTRAORDINARY ITEM

     The Company incurred an extraordinary loss of approximately $7.0 million in the three months ended March 31, 1998 due to fees charged related to the termination of $300 million of interest rate protection agreements in connection with the issuance of the Series B Preferred Units.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. In addition, the Company has entered into certain interest rate protection agreements and believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance.

     Environmental. The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on Company's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in future.

     Litigation. The Company has become a party to various legal actions resulting from the operational activities transferred in connection with the Consolidation and the Beacon Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     The Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf, which were acquired in connection with the Beacon Merger, with respect to the Company's control over property management of such Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

     Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than actions which the Company does not believe to be material or routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, business, results of operations or financial condition of the Company.

     Geographical. The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all new buildings. The current and strictest construction standards were adopted in

1987. Of the 43 Properties located in California, 12 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota, upon completion of the parking structure. The purchase price for Rand Tower Garage, which is comprised of 589 parking spaces in Minneapolis' Central Business District, will be approximately $19 million. Although the project is scheduled for completion in January 1999, this transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Company entered into an agreement to purchase the Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its anticipated completion in mid 1999. The purchase will also include an 11.88 acre site that may be used to develop Phase II to the property. The purchase price for the described assets will be approximately $70 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in the Wright Runstad Asset Limited Partnership (see Note 4), the Company committed to provide up to $20.0 million in additional financing or credit support for future development. As of March 31, 1998, no amounts have been funded pursuant to this agreement.

NOTE 11 - SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from April 1, 1998 to May 6, 1998:

1) On April 2, 1998, the Company acquired vacant land known as Westbrook Corporate Center Vacant Land, located in Westchester, Illinois. The property is adjacent to Westbrook Corporate Center. The purchase price was approximately $3.9 million in cash.

2) On April 21, 1998, the Company purchased Denver Post Tower consisting of approximately 580,000 total square feet located in Denver, Colorado, from an unaffiliated party. The purchase price of approximately $53.1 million consisted of approximately $53.0 million in cash and $100,000 in Units.

3) On April 29, 1998, the Company acquired 301 Howard Street and 215 Fremont Street located in San Francisco, CA, from an unaffiliated party for approximately $90 million. 301 Howard Street consists of 23 stories and approximately 306,000 square feet. The 215 Fremont Street building consists of approximately 265,000 square feet. 215 Fremont Street is currently vacant and will undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.

4) In April, 1998 the Company entered into an agreement to acquire the Colonnade office complex in Dallas, Texas from an unaffiliated party, for a purchase price of approximately $150 million. The acquisition will include three buildings totaling 982,110 square feet. Phase I (289,743 square feet) and Phase II (317,367 square feet) will be acquired for approximately $90 million. Phase III (375,000 square feet), which is under construction, is scheduled for completion in August 1998. The purchase price on the Phase III development will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60 million. The closing on all three phases is scheduled for September 1998. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

5) In April, 1998 the Company acquired four properties and entered into agreements to acquire an additional nine properties totaling approximately
     2.7 million square feet from an unaffiliated party for an aggregate purchase price of approximately $394.0 million, consisting of nine office properties located in metropolitan Denver, CO, and four in Albuquerque, NM. This purchase also includes two future development sites in Denver. The acquisition includes the following properties:


                                       Approximate
Property                 Location      Square Feet   Acquisition Date
--------              ---------------  ------------  ----------------
Tabor Center (a)        Denver, CO       674,278      April 30, 1998
410 17th Street         Denver, CO       388,953      April 30, 1998
Trinity Place           Denver, CO       189,163      April 30, 1998
Dominion Plaza          Denver, CO       571,468         Pending
Metropoint              Denver, CO       263,719         Pending
The Solarium            Denver, CO       162,851         Pending
The Terrace Building    Denver, CO       115,364         Pending
4949 South Syracuse     Denver, CO        62,633         Pending
One Park Square (b)   Albuquerque, NM    262,020         Pending
                                       ---------
                           Total       2,690,449
                                       =========

        (a)  This property consists of two buildings.
        (b)  This property consists of four buildings.

        This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

6) In April 1998, the Trust completed a private placement of 1,628,009 restricted common shares at $28.5625 per share for net proceeds of approximately $44.1 million, which were contributed to the Company in exchange for a corresponding number of restricted units.

7) The Company has agreed to acquire the remaining 90% interest in the Polk & Taylor property for approximately $158.0 million in cash from the Company's joint venture partner. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Trust's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of March 31, 1998.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of March 31, 1998, the Company owned or had an interest in 260 Office Properties totaling approximately 66.6 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio").
Of the Total Portfolio, 82 of these Office Properties totaling approximately
28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and two Office Properties totaling approximately 1.2 million square feet were acquired during the three months ended March 31, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the three months ended March 31, 1998 and 1997 consists of 81 Office Properties totaling approximately 28.2 million square feet and ten Parking Facilities acquired prior to January 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot office property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 81 Office Properties and ten Parking Facilities acquired prior to January 1, 1997.

                                                  TOTAL PORTFOLIO                                CORE PORTFOLIO
                                    ------------------------------------------      ---------------------------------------
                                                           INCREASE/      %                               INCREASE/     %
                                      1998        1997     (DECREASE)   CHANGE        1998       1997    (DECREASE)  CHANGE
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
                                                                       (DOLLARS IN THOUSANDS)
Property revenues                   $369,593    $148,471    $221,122     148.9%     $159,538   $144,938    $14,600     10.1%
Interest income                        3,070       4,896      (1,826)    (37.3)          288        490       (202)   (41.2)
Fees from noncombined affiliates       1,157       1,200         (43)     (3.6)            -          -          -        -
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
   Total revenues                    373,820     154,567     219,253     141.8       159,826    145,428     14,398      9.9
                                    --------   ---------   ---------    ------      --------   --------   --------   ------

Interest expense                      69,884      36,355      33,529      92.2        20,872     35,573    (14,701)   (41.3)
Depreciation and amortization         67,792      28,081      39,711     141.4        27,703     26,928        775      2.9
Property operating expenses          137,865      58,148      79,717     137.1        58,354     56,752      1,602      2.8
General and administrative            13,948       7,073       6,875      97.2           N/A        N/A        N/A      N/A
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
   Total expenses                    289,489     129,657     159,832     123.3       106,929    119,253    (12,324)   (10.3)
                                    --------   ---------   ---------    ------      --------   --------   --------   ------

Income before allocation to
 minority interests, income from
 investment in unconsolidated
 joint ventures, gain on sale of
 real estate and extraordinary
 items                                84,331      24,910      59,421     238.5        52,897     26,175     26,722    102.1
Minority interests                      (538)       (529)         (9)      1.7          (506)      (363)      (143)    39.4
Income from unconsolidated
 joint ventures                        3,634         922       2,712     294.1           702        922       (220)   (23.9)
Gain on sale of real estate and
 extraordinary items                  (6,959)      5,466     (12,425)   (227.3)            -          -          -        -
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
Net income                          $ 80,468    $ 30,769    $ 49,699     161.5%     $ 53,093   $ 26,734   $ 26,359     98.6%
                                    ========   =========   =========    ======      ========   ========   ========   ======

Property revenues less property
 operating expenses before
 depreciation, amortization and
 general and administrative
 expenses                           $231,728    $ 90,323    $141,405     156.6%     $101,184   $ 88,186   $ 12,998     14.7%
                                    ========   =========   =========    ======      ========   ========   ========   ======

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 94.7% as of March 31, 1998. This increase represents approximately 755,700 square feet of additional occupancy in the Core Portfolio between January 1, 1997 and March 31, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $2.9 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $0.9 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease.
Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended March 31, 1998 and 1997 was approximately $17.1 million and $3.9 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the three months ended March 31, 1998 and 1997 was approximately $7.8 million and $3.9 million, respectively.

Interest Income: Interest income for the Total Portfolio decreased by approximately $1.8 million to $3.1 million for the three months ended March 31, 1998, compared to $4.9 million for the three months ended March 31, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities.

Interest Expense: Interest expense increased by approximately $33.5 million for the Total Portfolio to $69.9 million for the three months ended March 31, 1998 compared to $36.4 million for the three months ended March 31, 1997. This increase resulted from having more debt outstanding in the first quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 50% of total assets at March 31, 1997 to 33.8% of total assets at March 31, 1998, and the Company's interest coverage ratio increased from 2.5 times in 1997 to 3.2 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at March 31, 1997 to approximately 7.2% at March 31, 1998. The decrease in interest expense in the Core Portfolio of approximately $14.7 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of properties acquired and capital and tenant improvements made at properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses: The increase in real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations.

General and Administrative Expenses: General and administrative expenses increased by approximately $6.9 million to $13.9 million for the three months ended March 31, 1998, compared to $7.1 million for the three months ended March 31, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the three months ended March 31, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

PARKING OPERATIONS

The Total Portfolio and Core Portfolio selected operating information for the three months ended March 31, 1998 and 1997, presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.

                                              TOTAL PARKING PORTFOLIO                         CORE PARKING PORTFOLIO
                                    ------------------------------------------      ---------------------------------------
                                                           INCREASE/      %                               INCREASE/     %
                                      1998        1997     (DECREASE)   CHANGE        1998       1997    (DECREASE)  CHANGE
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
                                                                       (DOLLARS IN THOUSANDS)
Property revenues                     $6,971      $4,650      $2,321      49.9%       $5,215     $4,650      $ 565     12.2%
Interest income                           33          65         (32)    (49.2)           33         65        (32)   (49.2)
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
   Total revenues                      7,004       4,715       2,289      48.5         5,248      4,715        533     11.3
                                    --------   ---------   ---------    ------      --------   --------   --------   ------

Interest expense                       1,368       1,259         109       8.7         1,368      1,259        109      8.7
Depreciation and amortization          1,402         815         587      72.0         1,092        815        277     34.0
Property operating expenses            1,997       1,182         815      69.0         1,521      1,182        339     28.7
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
   Total expenses                      4,767       3,256       1,511      46.4         3,981      3,256        725     22.3
                                    --------   ---------   ---------    ------      --------   --------   --------   ------

Income before allocation to
 minority interests and income
 from investment in
 unconsolidated joint ventures         2,237       1,459         778      53.3         1,267      1,459       (192)   (13.2)
Minority interests                       (69)        (60)         (9)     15.0           (69)       (60)        (9)    15.0
Income from unconsolidated
 joint ventures                          681          --         681        --            --         --         --       --
                                    --------   ---------   ---------    ------      --------   --------   --------   ------
Net income                            $2,849      $1,399      $1,450     103.6%       $1,198     $1,399      $(201)   (14.4)%
                                    ========   =========   =========    ======      ========   ========   ========   ======
Property revenues less property
 operating expenses before
 depreciation, amortization and
 general and administrative
 expenses                             $4,974      $3,468      $1,506      43.4%       $3,694     $3,468      $ 226      6.5%
                                    ========   =========   =========    ======      ========   ========   ========   ======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Prior to the Trust's IPO, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Units, Series B Preferred Units and Units. The Company established annualized distribution rates as follows: 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit, 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit, and $1.28 per annum per Unit.

     The Company intends to continue to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under its Credit Facilities. The Company also expects that its Credit Facilities will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and Credit Facility indebtedness outstanding at March 31, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.4 million and $2.1 million) of approximately $5.9 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering.


(Dollars in thousands)                                             MARCH 31, 1998    DECEMBER 31, 1997
------------------------------------------------------------       --------------    -----------------
DEBT SUMMARY:
Balance
  Fixed rate..................................................         $3,721,009           $2,219,496
  Variable rate...............................................            266,521            2,064,821
                                                                   --------------    -----------------
    Total.....................................................         $3,987,530           $4,284,317
                                                                   ==============    =================
Percent of total debt:
  Fixed rate..................................................               93.3%                51.8%
  Variable rate..............................................                 6.7%                48.2%
                                                                   --------------    -----------------
    Total.....................................................              100.0%               100.0%
                                                                   ==============    =================
Weighted average interest
 rate at end of period:
  Fixed rate..................................................                7.3%                 7.5%
  Variable rate...............................................                6.5%                 6.9%
                                                                   --------------    -----------------
    Weighted average..........................................                7.2%                 7.2%
                                                                   ==============    =================

     The variable rate debt shown above bore interest at a 30-day LIBOR-based floating interest rate. The 30-day LIBOR at March 31, 1998 was approximately 5.7%; therefore, the weighted average spread of the Company's interest rate over LIBOR at March 31, 1998 was approximately 0.8%.

MORTGAGE FINANCING

     As of March 31, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.9 million) consisted of approximately $2.0 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $23.5 million of variable rate debt bearing interest at the 30-day LIBOR plus 1%. The Company's mortgage debt at March 31, 1998 will mature as follows:

          DOLLARS IN THOUSANDS
          --------------------
          1998..................................           $   80,431
          1999..................................               52,908
          2000..................................              151,236
          2001..................................              432,997
          2002..................................               69,583
          Thereafter............................            1,271,519
                                                           ----------
             Subtotal...........................            2,058,674
          Net premium (net of accumulated
           amortization of $2.4 million)........                1,431
                                                           ----------
             Total..............................           $2,060,105
                                                           ==========

     The instruments encumbering the Properties restrict transfer of the properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property, prohibition on liens and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

     Lines of Credit. The $600 Million Credit Facility matures on July 15, 2000 and bears interest at LIBOR plus 60 basis points and has a facility fee equal to .20% per annum. The spread over LIBOR is subject to change based on the Company's investment grade rating. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $250 million of the facility. During the three months ended March 31, 1998, the Company repaid $648.9 million of the $600 Million Credit Facility with available cash and the proceeds of the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million Series B Preferred Units Offering. As of March 31, 1998 the balance of the $600 Million Credit Facility was approximately $243.0 million. Subsequent to March 31, 1998, an additional $257.0 million has been drawn on the $600 Million Credit Facility for property acquisitions.

     Term Loan Facility. The $1.5 Billion Credit Facility is available for the acquisition of properties and general corporate purposes and carries an interest rate equal to LIBOR plus 80 basis points. The spread over LIBOR is subject to change based on the Company's investment grade rating. The $1.5 Billion Credit Facility matures on July 1, 1998, and may be extended to October 1, 1998. An unused commitment fee is payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility as follows: .15% per annum if the unused amount is between 0% to 33%; .20% per annum if the unused amount is more than 33% but less than 66%; .25% per annum if the unused amount is greater than 66%. Under the terms of the $1.5 Billion Credit Facility any amounts repaid cannot be re-drawn. In February 1998, the entire $1.044 billion outstanding was repaid with proceeds received from the issuance of the $300 Million Series B Preferred Units Offering, $1.25 Billion Notes Offering and $250 Million MOPPRS Offering. As of March 31, 1998, no amounts were outstanding and the amount available to draw under the $1.5 Billion Credit Facility was approximately $305.6 million. Subsequent to March 31, 1998, an additional $57 million was drawn on the $1.5 Billion Credit Facility.

     Beacon Lines. The Company assumed $533 million in unsecured debt in connection with the Beacon Merger relating to the outstanding balance of the Beacon lines of credit at the time of the closing of the Beacon Merger. The Company repaid $95 million of the Beacon lines prior to December 31, 1997 and repaid the remaining balance of the lines in February 1998 with the proceeds of the $1.25 Billion Notes Offering, $250 Million MOPPRS Offering and the $300 Million Series B Preferred Units Offering. The lines were terminated upon repayment in February 1998.

UNSECURED NOTES

     $180 Million Notes Offering. In September 1997, the Company completed the $180 Million Notes Offering. The terms of the $180 Million Notes Offering consist of four tranches with maturities from seven to ten years.

     $1.25 Billion Notes Offering. In February 1998, the Company completed the $1.25 Billion Notes Offering. The $1.25 Billion Notes consist of four tranches with maturities of five to 20 years.

     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The MOPPRS are subject to mandatory tender on February 15, 2002.

     The table below summarizes the Company's unsecured notes as of March 31, 1998:


                              AMOUNT      STATED  EFFECTIVE
        TRANCHE           (IN THOUSANDS)   RATE   RATE (A)
-----------------------   --------------  ------  ---------
 4 Year MOPPRS due 2002       $  250,000   6.38%     6.31%
 5 Year Notes due 2003           300,000   6.38%     6.75%
 7 Year Notes due 2004            30,000   7.24%     7.24%
 7 Year Notes due 2005           400,000   6.63%     7.04%
 8 Year Notes due 2005            50,000   7.36%     7.67%
 9 Year Notes due 2006            50,000   7.44%     7.73%
 10 Year Notes due 2007           50,000   7.42%     7.69%
 10 Year Notes due 2008          300,000   6.75%     7.03%
 20 Year Notes due 2018          250,000   7.25%     7.56%
                          --------------  ------  ---------
    Subtotal                   1,680,000   6.74%     7.02%
                                          ======  =========
    Net premium (net of
     accumulated
     amortization of $27)          4,425
                          --------------
    Total                     $1,684,425
                          ==============

(A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

     On March 5, 1998, the Company filed a registration statement, which was subsequently amended on May 1, 1998, relating to a registered offer to exchange the unsecured notes issued in the $180 Million Notes Offering, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering for registered securities of the Company with terms identical in all material respects to the terms of the existing notes.

     Interest Rate Protection Agreements. In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements in 1997 of which approximately $1.0 billion were outstanding at December 31, 1997. In February 1998, the Company terminated $700 million of interest rate protection agreements at a cost of approximately $31.3 million in connection with the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering. The cost of the interest rate protection agreements will be amortized to interest expense over the respective terms of each tranche. In addition, the Company terminated the remaining $300 million of interest rate protection agreements in connection with the Series B Preferred Units at a cost of approximately $7.0 million which is reflected as an extraordinary loss in the statement of operations for the three months ended March 31, 1998.

     Restrictions and Covenants. Agreements or instruments relating to the $600 Million Credit Facility, $180 Million Notes Offering, the $1.5 Billion Credit Facility, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

Below is a summary of the equity securities issued in connection with various transactions occurring since December 31, 1997:
*    In February 1998, the Trust completed the private placement (the
     "Series B Preferred Shares Offering") of 6,000,000 of its 5.25% Series B Convertible Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The Series B Preferred Shares are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share). The Series B Preferred Shares are non-callable for five years with a mandatory call in year 2008. The annual distribution of $2.625 per share will be paid in quarterly distributions of $.65625. Proceeds from the Series B Preferred Shares Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units and were used to pay down amounts outstanding under the Company's credit facilities.
* During the three months ended March 31, 1998 there were 262,866 share options exercised, as a result, the Company issued a corresponding number of Units to the Trust.
* In April 1998, the Trust completed a private placement of 1,628,009 restricted common shares at $28.5625 per share for net proceeds of approximately $44.1 million, which were contributed to the Company in exchange for a corresponding number of restricted units.

CASH FLOWS

     THREE MONTHS ENDED MARCH 31, 1998  COMPARED TO MARCH 31, 1997

     Cash and cash equivalents decreased by approximately $217.2 million, to approximately $11.7 million at March 31, 1998, compared to $228.9 million at December 31, 1997. This decrease was the result of approximately $270.9 million invested in new acquisitions, capital and tenant improvements, payment of leasing commissions, and an increase in escrow deposits and restricted cash offset by distributions from investments in unconsolidated joint ventures, $57.0 million used by financing activities, reduced by approximately $110.8 million of cash generated by operations. Net cash provided by operating activities increased by approximately $69.7 million to approximately $110.8 million from $41.1 million primarily due to the additional cash flow generated by the increase in the number of properties owned. Net cash used for investing activities increased by approximately $161.4 million from $109.5 million to $270.9 million mainly due to an increase in the amount of real estate assets purchased during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 reduced by an increase in distributions received from investments in unconsolidated subsidiaries. Net cash used for financing activities increased by approximately $91.1 million from $34.1 million provided by financing activities in the three months ended March 31, 1997 to $57.0 million used for financing activities in the three months ended March 31, 1998 due primarily to a net increase in principal payments on the lines of credit offset by proceeds from unsecured notes and the Series B Preferred Units Offering.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed.
Capital improvements (including tenant improvements and leasing commissions for shell space) for the three months ended March 31, 1998 were approximately $10.6 million or $.16 per square foot.

     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the three months ended March 31, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                       FOR THE THREE MONTHS
                                                       ENDED MARCH 31, 1998
                                                       --------------------
Number of Office Properties                                      260
Rentable Square Feet (in millions)                              66.6
Capital Expenditures per square foot                           $ .02

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the three months ended March 31, 1998. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:

                                                       FOR THE THREE MONTHS
                                                       ENDED MARCH 31, 1998
                                                       --------------------

Number of Office Properties                                     260
Rentable square feet (in millions)                             66.6
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)                                      $ 5,704
  Per square foot improved                                      12.59  (1)
  Per total square foot                                           .34  (2)
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space
  Amounts (in thousands)                                      $ 4,955
  Per square foot improved                                       5.60  (1)
  Per total square foot                                           .29  (2)
Retenanted space
  Amounts (in thousands)                                      $ 5,050
  Per square foot improved                                      16.94  (1)
  Per total square foot                                           .30  (2)
                                                         ------------
Total non-revenue enhancing (in thousands)                    $10,005
Per square foot improved                                         8.45  (1)
Per total square foot                                             .59  (2)

(1) The per square foot calculations as of March 31, 1998 are calculated taking the total dollars anticipated to be expended on tenant improvements for tenants taking occupancy during the three months ended March 31, 1998, divided by the total square footage being improved or total building square footage. The actual amounts expended as of March 31, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were $7.7 million, $2.3 million and $8.1 million, respectively.

(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of March 31, 1998 for revenue enhancing and non-revenue enhancing renewal and released space were $.08, $.07 and $.07, respectively.

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain properties that are currently in various stages of development or pre-development. One of these properties (Crosby Corporate Center II, consisting of 256,000 square feet) was already in the construction phase at the time of the Beacon Merger and the Company expects that the development will be completed in 1998. The Company also announced its intention to develop John Marshall III into a 180,000 square foot office building which has been 100% pre-leased to a single tenant. In addition, the Company has taken steps necessary to continue the development process on the remainder of the development properties acquired as part of the Beacon Merger, while it evaluates its alternatives with respect to the ultimate completion of these projects.

     The Company has also entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion, which is anticipated to be in January 1999. The purchase price for this 589 space parking facility will be approximately $19 million. In addition, the Company has entered into an agreement to purchase Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, and will be acquired upon its completion (scheduled for mid-1999). The purchase will also include an 11.88 acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88 acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets will be approximately $70.0 million. These transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

In addition to the properties described above, the Company also owns various land parcels suitable for development, however, no significant development activity is taking place on these sites at this time.

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

INFLATION

     Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes (except, in the case of certain California leases, which limit the ability of the landlord to pass through to the tenants the effect of increased real estate taxes attributable to a sale of real property interests) and operating expenses over a base amount. In addition, many of the office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). The Company believes that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended March 31, 1998 and 1997 on a historical basis:

                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                   1998            1997
--------------------------------------------------------------------------------
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, gain on sale of real estate
  and extraordinary items:                            $  84,331        $  24,910
Add back (deduct):
  (Income) allocated to minority interests for
  partially owned properties                               (538)            (529)
  Income from investment in unconsolidated
   joint ventures                                         3,634              922
  Depreciation and amortization (real estate
   related)                                              69,406           27,452
  Net amortization of net premium on mortgage debt          274                -
  Preferred distributions                                (6,271)               -
                                                      ---------        ---------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included
  in Funds from Operations to a cash basis (1)          150,836           52,755
                                                      ---------        ---------
  Deferred rental revenue                               (17,119)          (3,899)
  Deferred rental expense                                   555              549
                                                      ---------        ---------
Funds from Operations excluding straight-line
  rental revenue and expense adjustments              $ 134,272        $  49,405
                                                      =========        =========
Cash Flow Provided By (Used For):
  Operating Activities                                $ 110,765        $  41,087
  Investing Activities                                $(270,947)       $(109,506)
  Financing Activities                                 $(56,990)         $34,120
Ratio of earnings to combined fixed charges and
  preferred distributions                                  1.94             1.90

1) The White Paper on Funds from Operations approved by the Board of
   Governors of National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
        (27) Financial Data Schedule

(b)  Reports on Form 8-K:
        -    Dated March 18, 1998 including Item 5 (Other Events).

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EOP OPERATING LIMITED PARTNERSHIP


Date:  May 14, 1998            By: /s/  Stanley M. Stevens
      -------------               ---------------------------------------------
                                  Stanley M. Stevens
                                  Executive Vice President, Chief Legal
                                  Counsel and Secretary

Date:  May 14, 1998            By: /s/  Richard D. Kincaid
      -------------               ---------------------------------------------
                                  Richard D. Kincaid
                                  Executive Vice President, Chief Financial
                                  Officer