Form 10-Q
period 1998-06-30
EOP OPERATING LTD PARTNERSHIP
filed 1998-08-14
CIK 1043866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-13625

                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-4156801
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          TWO NORTH RIVERSIDE PLAZA                                60606
        SUITE 2200, CHICAGO ILLINOIS                            (Zip Code)
  (Address of principal executive offices)

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

                               Yes  X      No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     On August 6, 1998, 281,780,071 of the Registrant's Units were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,
                                                                   1998        DECEMBER 31,
                                                                (UNAUDITED)        1997
                                                                -----------    ------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                     EXCEPT UNIT DATA)
ASSETS:
Investment in real estate...................................    $12,139,312    $10,736,424
Developments in process.....................................        208,711        259,718
Land available for development..............................         67,849         44,872
Accumulated depreciation....................................       (198,125)       (64,695)
                                                                -----------    -----------
                                                                 12,217,747     10,976,319
Cash and cash equivalents...................................         52,751        228,853
Tenant and other receivables (net of allowance for doubtful
  accounts of $522 and $675, respectively)..................         31,306         32,531
Deferred rent receivable....................................         52,952         20,050
Escrow deposits and restricted cash.........................         31,713         25,772
Investment in unconsolidated joint ventures.................        350,022        387,332
Deferred financing costs (net of accumulated amortization of
  $1,027 and $1,855, respectively)..........................         55,411          5,090
Deferred leasing costs (net of accumulated amortization of
  $4,220 and $1,473, respectively)..........................         47,922         26,994
Prepaid expenses and other assets...........................         35,310         48,731
                                                                -----------    -----------
       Total Assets.........................................    $12,875,134    $11,751,672
                                                                ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Mortgage debt (including a net premium of $1,688 and $1,157,
  respectively).............................................    $ 2,112,024    $ 2,063,017
Unsecured notes (including a net premium of $4,481 and $0,
  respectively).............................................      2,459,481        180,000
Lines of credit.............................................        367,944      2,041,300
Accounts payable and accrued expenses.......................        252,332        260,401
Due to affiliates...........................................            925            733
Distribution payable........................................         92,951          1,191
Other liabilities...........................................         94,885         45,055
                                                                -----------    -----------
       Total Liabilities....................................      5,380,542      4,591,697
                                                                -----------    -----------
Commitments and contingencies (Note 11).....................
Minority interests -- partially owned properties............         29,695         29,612
                                                                -----------    -----------
Preferred Units, 100,000,000 authorized:
  8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 8,000,000
     issued and outstanding.................................        200,000        200,000
  5.25% Series B Convertible, Cumulative Preferred Units,
     liquidation preference $50.00 per unit, 6,000,000
     issued and outstanding.................................        300,000             --
Partners' Capital:
  General Partners..........................................        115,704        115,230
  Limited Partners..........................................      6,849,193      6,815,133
                                                                -----------    -----------
       Total Partners' Capital..............................      7,464,897      7,130,363
                                                                -----------    -----------
       Total Liabilities and Partners' Capital..............    $12,875,134    $11,751,672
                                                                ===========    ===========

                            See accompanying notes.

     EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 EOP OPERATING           EQUITY OFFICE
                                                              LIMITED PARTNERSHIP         PREDECESSORS
                                                                    FOR THE                 FOR THE
                                                              THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                 JUNE 30, 1998           JUNE 30, 1997
                                                              -------------------      ------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues:
  Rental.................................................         $   308,688               $125,318
  Tenant reimbursements..................................              55,754                 21,069
  Parking................................................              23,393                 10,420
  Other..................................................               7,463                  2,934
  Fees from noncombined affiliates.......................               1,507                  1,240
  Interest...............................................               3,139                  4,238
                                                                  -----------               --------
          Total revenues.................................             399,944                165,219
                                                                  -----------               --------
Expenses:
  Interest:
     Expense incurred....................................              76,070                 39,946
     Amortization of deferred financing costs............               1,931                  1,245
  Depreciation...........................................              68,890                 27,656
  Amortization...........................................               1,640                  3,427
  Real estate taxes......................................              47,538                 15,063
  Insurance..............................................               1,628                  1,358
  Repairs and maintenance................................              44,700                 23,688
  Property operating.....................................              43,242                 20,696
  Ground rent............................................               1,934                  1,156
  General and administrative.............................              14,492                  7,653
                                                                  -----------               --------
          Total expenses.................................             302,065                141,888
                                                                  -----------               --------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sale of real estate and extraordinary items.........              97,879                 23,331
Minority interests -- partially owned properties.........                (498)                  (350)
Income from investment in unconsolidated joint
  ventures...............................................               1,392                  1,103
Gain on sale of real estate..............................                  --                  6,769
                                                                  -----------               --------
Income before extraordinary items........................              98,773                 30,853
Extraordinary items......................................                (547)                    --
                                                                  -----------               --------
Net income...............................................              98,226                 30,853
Preferred distributions..................................              (8,432)                    --
                                                                  -----------               --------
Net income available for Units...........................         $    89,794               $ 30,853
                                                                  ===========               ========
Net income available per weighted average Unit
  outstanding -- Basic...................................         $       .32
                                                                  ===========
Weighted average Units outstanding -- Basic..............         280,183,422
                                                                  ===========
Net income available per weighted average Unit
  outstanding -- Diluted.................................                 .32
                                                                  ===========
Weighted average Units outstanding -- Diluted............         281,200,962
                                                                  ===========

                            See accompanying notes.

     EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                EOP OPERATING
                                                                   LIMITED       EQUITY OFFICE
                                                                 PARTNERSHIP     PREDECESSORS
                                                                 FOR THE SIX      FOR THE SIX
                                                                MONTHS ENDED     MONTHS ENDED
                                                                JUNE 30, 1998    JUNE 30, 1997
                                                                -------------    -------------
                                                                    (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER UNIT DATA)
Revenues:
  Rental....................................................    $    597,901       $241,736
  Tenant reimbursements.....................................         108,743         40,256
  Parking...................................................          44,607         19,950
  Other.....................................................          13,640          6,270
  Fees from noncombined affiliates..........................           2,664          2,440
  Interest..................................................           6,209          9,134
                                                                ------------       --------
     Total revenues.........................................         773,764        319,786
                                                                ------------       --------
Expenses:
  Interest:
     Expense incurred.......................................         145,954         76,301
     Amortization of deferred financing costs...............           4,076          1,954
  Depreciation..............................................         133,430         52,661
  Amortization..............................................           2,747          5,794
  Real estate taxes.........................................          97,572         31,674
  Insurance.................................................           3,871          2,815
  Repairs and maintenance...................................          86,677         43,128
  Property operating........................................          85,215         40,186
  Ground rent...............................................           3,572          2,306
  General and administrative................................          28,440         14,726
                                                                ------------       --------
     Total expenses.........................................         591,554        271,545
                                                                ------------       --------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, gain on sale
  of real estate and extraordinary items....................         182,210         48,241
Minority interests -- partially owned properties............          (1,036)          (879)
Income from investment in unconsolidated joint ventures.....           5,026          2,025
Gain on sale of real estate.................................              --         12,510
                                                                ------------       --------
Income before extraordinary items...........................         186,200         61,897
Extraordinary items.........................................          (7,506)          (275)
                                                                ------------       --------
Net income..................................................         178,694         61,622
Preferred distributions.....................................         (14,703)            --
                                                                ------------       --------
Net income available for Units..............................    $    163,991       $ 61,622
                                                                ============       ========
Net income available per weighted average Unit outstanding
  -- Basic..................................................    $        .59
                                                                ============
Weighted average Units outstanding -- Basic.................     279,494,438
                                                                ============
Net income available per weighted average Unit outstanding
  -- Diluted................................................    $        .58
                                                                ============
Weighted average Units outstanding -- Diluted...............     280,613,985
                                                                ============

                            See accompanying notes.

     EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENT OF CASH FLOWS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                EOP OPERATING
                                                                   LIMITED           EQUITY OFFICE
                                                                 PARTNERSHIP          PREDECESSORS
                                                              FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                                ENDED JUNE 30,       ENDED JUNE 30,
                                                                     1998                 1997
                                                              ------------------   ------------------
                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income before preferred distributions.................     $   178,694           $  61,622
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................         140,253              60,409
    Amortization of premiums/discounts on unsecured notes
      and terminated interest rate protection agreements....           1,271                  --
    Compensation related to restricted shares issued to
      employees.............................................           1,506                  --
    (Income) from unconsolidated joint ventures.............          (5,026)             (2,025)
    (Gain) on sale of real estate...........................              --             (12,510)
    Extraordinary items.....................................           7,506                 275
    Provision for doubtful accounts.........................              10               1,168
    Allocation to minority interests........................           1,036                 879
    Changes in assets and liabilities:
      Decrease in rents receivable..........................           1,215               2,206
      (Increase) in deferred rent receivables...............         (32,902)             (7,596)
      Decrease (increase) in prepaid expenses and other
        assets..............................................           9,876                (820)
      (Decrease) in accounts payable and accrued expenses...          (8,069)            (15,782)
      Increase in due to affiliates.........................             192                 757
      Increase in other liabilities.........................          50,129               2,090
                                                                 -----------           ---------
        Net cash provided by operating activities...........         345,691              90,673
                                                                 -----------           ---------
INVESTING ACTIVITIES:
  Property acquisitions.....................................      (1,198,961)           (531,968)
  Payments for capital and tenant improvements..............         (73,782)            (61,352)
  Proceeds from sale of real estate.........................              --              72,078
  Distributions from (investment in) unconsolidated joint
    ventures................................................          26,374             (44,138)
  Payments of lease acquisition costs.......................         (23,675)             (9,106)
  (Increase) decrease in escrow deposits and restricted
    cash....................................................          (5,941)              1,853
                                                                 -----------           ---------
        Net cash (used for) investing activities............      (1,275,985)           (572,633)
                                                                 -----------           ---------
FINANCING ACTIVITIES:
  Proceeds from Trust related to sale of Common Shares, net
    of offering costs.......................................          44,009
  Proceeds from exercise of options.........................          14,534                  --
  Redemption of Units.......................................             (33)
  Distributions to unit holders.............................         (89,790)                 --
  Payment of preferred distributions........................         (12,697)                 --
  Proceeds from sale of preferred units, net of offering
    costs...................................................         289,589                  --
  Payment of offering costs.................................            (117)                 --
  Capital contributions.....................................              --             287,949
  Capital distributions.....................................              --            (220,455)
  (Distributions to) minority interest in partially owned
    properties..............................................            (953)             (3,407)
  Proceeds from mortgage debt...............................           7,214             154,090
  Proceeds from unsecured notes.............................       2,279,572                  --
  Proceeds from lines of credit.............................       1,530,000             218,000
  Principal payments on mortgage debt.......................          (6,847)            (47,450)
  Principal payments on lines of credit.....................      (3,241,300)            (72,500)
  Payments of loan costs....................................         (20,712)             (1,427)
  Termination of interest rate protection agreements........         (38,277)                 --
  Prepayment penalties on early extinguishments of debt.....              --                (275)
                                                                 -----------           ---------
        Net cash provided by financing activities...........         754,192             314,525
                                                                 -----------           ---------
  Net (decrease) in cash and cash equivalents...............        (176,102)           (167,435)
  Cash and cash equivalents at the beginning of the
    period..................................................         228,853             410,420
                                                                 -----------           ---------
  Cash and cash equivalents at the end of the period........     $    52,751           $ 242,985
                                                                 ===========           =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including capitalized
    interest of $6,465 and $3,476, respectively.............     $   111,949           $  77,589
                                                                 ===========           =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Units issued through property acquisition.................     $       100                  --
                                                                 ===========           =========
  Mortgage loans assumed / promissory notes issued through
    property acquisition....................................     $    86,053                  --
                                                                 ===========           =========

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

NOTE 1 -- BUSINESS

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership, and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust"), which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation") and its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust intends to elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 95% of its taxable income and complies with a number of organizational and operational requirements. As of June 30, 1998, the Company owned or had an interest in 271 office properties (the "Office Properties") containing approximately 71.3 million rentable square feet of office space and owned 17 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 16,749 parking spaces. The Office Properties are located in 79 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 53% in central business districts ("CBDs") and 47% in suburban markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three and six months ended June 30, 1998, and the combined financial statements of Equity Office Predecessors for the three and six months ended June 30, 1997 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 results or partners' capital.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     During the six months ended June 30, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities, working capital, assumption of mortgage debt, issuance of promissory notes and/or issuance of Units.

                                                                                            TOTAL
  DATE                                                                     RENTABLE      ACQUISITION
ACQUIRED                   PROPERTY                        LOCATION       SQUARE FEET        COST
--------                   --------                        --------       -----------    -----------
                                                                                        (IN THOUSANDS)
1/29/98    BP Tower Garage.........................    Cleveland, OH              --      $   10,224
3/18/98    100 Summer Street.......................    Boston, MA          1,037,801         222,695
3/31/98    The Tower at New England Executive
             Park..................................    Burlington, MA        195,228          27,931
 4/2/98    Westbrook Corporate Center Vacant
             Land..................................    Westchester, IL            --           3,973
4/21/98    Denver Post Tower.......................    Denver, CO            579,999          52,836
4/29/98    301 Howard Street and 215 Fremont
             Street(a).............................    San Francisco, CA     570,891          89,928
4/30/98    410 17th Street.........................    Denver, CO            388,953          44,637
4/30/98    One Tabor Center........................    Denver, CO            674,278         144,260
4/30/98    Trinity Place...........................    Denver, CO            189,163          18,991
5/14/98    Dominion Plaza..........................    Denver, CO            571,468          59,764
5/19/98    Millenium Plaza.........................    Englewood, CO         330,033          46,061
5/22/98    James K. Polk Building & the Zachary
             Taylor Building(b)....................    Arlington, VA         902,371         153,452
 6/1/98    Walker Building.........................    Washington, D.C.       75,456           8,624
6/26/98    Columbia Seafirst Center................    Seattle, WA         1,537,932         401,738
                                                                           ---------      ----------
                                                                           7,053,573      $1,285,114
                                                                           =========      ==========

-------------------------
(a) The 215 Fremont Street Property is currently vacant and will undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.

(b) Total acquisition cost represents the cost to acquire the remaining 90% limited partnership interest in the properties (see Note 4).

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

NOTE 4 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                              COMPANY'S OWNERSHIP
                     ENTITY                                PROPERTY           AS OF JUNE 30, 1998
                     ------                                --------           -------------------
EOP -- Orange, L.L.C. and EOP -- Ramlessview
  Investors, L.L.C.(A)...........................  500 Orange Tower                   100%
Civic Parking, L.L.C.(B).........................  St. Louis Parking Garages           50%
Wright Runstad Asset Limited Partnership(C)......  N/A                               28.5%
One Post Office Square Associates(D).............  One Post Office                     50%
BeaMetFed, Inc.(E)...............................  75-101 Federal Street               52%
Rowes Wharf Associates(F)........................  Rowes Wharf                         50%
Lehndorff Four Oaks Place Associates(G)..........  Four Oaks Place                   2.55%

-------------------------
(A) The Company owns a mortgage receivable secured by the Property and land underlying and adjacent to the Property.

(B) The Company owns a 50% membership interest.

(C) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 11).

(D) The Company is a 50% general partner in the joint venture.

(E) The Company is a shareholder in the corporation (a private REIT) which owns the Property.

(F) The Company owns a 50% equity interest in the Property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage.

(G) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the Property.

    These investments are accounted for utilizing the equity method of accounting except for the Company's investment in Lehndorff Four Oaks Place Associates, which is accounted for utilizing the cost method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from the unconsolidated joint ventures. As a result of purchase method accounting for the Beacon Merger and the Consolidation, any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to income from unconsolidated joint ventures over 40 years.

    On May 22, 1998, the Company acquired the remaining 90% limited partnership interest in Crystal Holdings, L.P., the entity which held the interest in the James K. Polk Building and Zachary Taylor Building for approximately $153.5 million in cash. Prior to the acquisition, the Company owned a 1% limited partner interest and a 9% general partner interest in Crystal Holdings, L.P. and accounted for the investment under the equity method. Effective with the acquisition, the Company owns 100% of this building and it is accounted for as a fully consolidated Property.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                              JUNE 30, 1998       DECEMBER 31, 1997
                                                              -------------       -----------------
                                                                     (DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net..........................................    $432,376              $523,670
  Other assets..............................................      84,911                73,450
                                                                --------              --------
          Total Assets......................................    $517,287              $597,120
                                                                ========              ========
  Mortgage debt.............................................    $240,429              $344,427
  Other liabilities.........................................       8,686                15,271
  Partners' and shareholders' equity........................     268,172               237,422
                                                                --------              --------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................    $517,287              $597,120
                                                                ========              ========
  Company's share of equity.................................    $127,598              $155,522
  Excess of cost of investments over the net book value of
     underlying net assets, net of accumulated depreciation
     of $2,872 and $99, respectively........................     222,424               231,810
                                                                --------              --------
  Carrying value of investments in unconsolidated joint
     ventures...............................................    $350,022              $387,332
                                                                ========              ========
Company's share of unconsolidated mortgage debt.............    $121,665              $ 92,400
                                                                ========              ========

                                                          FOR THE                         FOR THE
                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  -----------------------         -----------------------
                                                  JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,
                                                    1998           1997             1998           1997
                                                  --------       --------         --------       --------
                                                  (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
Statement of Operations:
  Revenues......................................  $27,574         $3,397          $56,022         $4,644
  Operating expenses............................    9,774            667           18,924            782
  Interest expense..............................    4,403             23            8,178             23
  Depreciation and amortization.................    4,156            818            9,833          1,028
                                                  -------         ------          -------         ------
          Net income............................  $ 9,241         $1,889          $19,087         $2,811
                                                  =======         ======          =======         ======
  Company's share of net income.................  $ 1,392         $1,103          $ 5,026         $2,025
                                                  =======         ======          =======         ======
  Company's share of interest expense...........  $ 2,219         $   23          $ 4,126         $   23
                                                  =======         ======          =======         ======
  Company's share of depreciation and
     amortization (real estate related).........  $ 3,275         $  604          $ 7,216         $  814
                                                  =======         ======          =======         ======

NOTE 5 -- MORTGAGE DEBT

     On April 30, 1998, the Company assumed approximately $48.1 million in mortgage debt in connection with the acquisition of One Tabor Center. This mortgage has a 9.06% fixed interest rate and will be repaid by December 31, 1998.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

NOTE 6 -- UNSECURED NOTES

     In June 1998, the Company completed the private placement (the "$775 Million Notes Offering") of $775 million of unsecured notes (the "$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. The notes issue included the following tranches: $250 million of 6.50% notes due 2004, $300 million of 6.763% notes due 2007 and $225 million of 7.25% notes due 2028. The $775 Million Notes and warrants were issued at a net premium of $119,250, which will be amortized over the terms of the respective tranches as an adjustment to interest expense.

     The 300,000 warrants were issued concurrently with the issue of $300 million, nine-year notes. Each warrant entitles the holder thereof to purchase $1,000 principal amount of a new note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes referenced above. In exchange for issuing the warrants, the Company received a $2.4 million premium (80 basis points) at closing which will be amortized as a reduction of interest expense over the life of the $300 million notes. This premium is included in the $119,250 net premium above.

     Total proceeds to the Company, net of selling commissions, were approximately $768.6 million which were used to paydown borrowings under the Company's existing Credit Facility.

     A summary of the terms of the $775 Million Notes Offering at June 30, 1998 is as follows:

                                                                   STATED       EFFECTIVE
                  TRANCHE                         AMOUNT            RATE        RATE (A)
                  -------                         ------           ------       ---------
                                              (IN THOUSANDS)
6 Year Notes due 2004.......................     $250,000           6.50%         6.68%
9 Year Notes due 2007.......................      300,000           6.76          6.76
30 Year Notes due 2028......................      225,000           7.25          7.31
                                                 --------           ----          ----
     Subtotal...............................      775,000           6.82%         6.89%
                                                                    ====          ====
     Net premium (net of accumulated
       amortization of $4)..................          115
                                                 --------
     Total..................................     $775,115
                                                 ========

-------------------------
(A) Includes offering and transaction costs, the premium on the warrants and the discount on the unsecured notes.

     The Company filed a registration statement, which was declared effective on July 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

NOTE 7 -- LINES OF CREDIT

     On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to increase it to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points, and the facility fee is equal to .20% per annum. In addition, a

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility.

     In addition, on May 29, 1998, the Company terminated the $1.5 Billion Credit Facility. Approximately $.5 million of unamortized deferred financing costs were recognized as an extraordinary loss during the three months ended June 30, 1998.

     In connection with the acquisition of Dominion Plaza on May 14, 1998, the Company issued approximately $37.9 million in purchase money debt secured by a letter of credit. The promissory note is due six months after the acquisition of the Property and is payable in cash or Common Shares. The promissory note bears interest at 4.50% per annum.

NOTE 8 -- PARTNERS' CAPITAL

     In April 1998, the Trust's Board of Trustees authorized a second quarter distribution for the Series B Preferred Units of $0.619792 per unit, representing a pro rata distribution (since issuance of the units on February 19, 1998) based on a full quarterly distribution of $.65625 per unit and an annual distribution of $2.625 per unit, payable on May 15, 1998 to unitholders of record as of May 1, 1998.

     In April 1998, the Trust completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million (the "UIT Offering"). The net proceeds were contributed to the Company in exchange for a corresponding number of Units and were used to fund property acquisitions.

     In May 1998, the Trust's Board of Trustees authorized a second quarter distribution of $0.56125 per unit for the 8.98% Series A Cumulative Redeemable Preferred Units. The distribution was paid on June 15, 1998 to unitholders of record as of June 1, 1998.

     In June 1998, the Trust's Board of Trustees authorized a second quarter distribution in the amount of $0.32 per Common Share/Unit. The dividend/distribution was paid on July 10, 1998, to the common shareholders/unit holders of record at the close of business on June 30, 1998.

     The following table presents the changes in the issued and outstanding Units for the six months ended June 30, 1998:

                                                                 UNITS
                                                                 -----
Balance at January 1, 1998..................................  278,687,351
Units issued to the Trust through issuance of Common
  Shares....................................................    1,628,009
Units issued to the Trust through exercise of options.......      764,804
Redemption of Units.........................................       (1,167)
Units issued in exchange for property acquisition...........        3,368
                                                              -----------
Balance at June 30, 1998....................................  281,082,365
                                                              ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

NOTE 9 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                                 FOR THE         FOR THE
                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 1998   JUNE 30, 1998
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER UNIT DATA)
NUMERATOR:
  Net income available to Units before extraordinary
     items..................................................   $    90,341     $   171,497
  Extraordinary items.......................................          (547)         (7,506)
                                                               -----------     -----------
  Numerator for basic and diluted earnings per Unit --income
     available to Units.....................................   $    89,794     $   163,991
                                                               ===========     ===========
DENOMINATOR:
  Denominator for basic earnings per Unit -- weighted
     average Units..........................................   280,183,422     279,494,438
  Effect of dilutive securities:
     Units issuable upon exercise of Trust stock options....     1,017,540       1,119,547
                                                               -----------     -----------
  Denominator for diluted earnings per Unit -- adjusted
     weighted average Units and assumed conversions.........   281,200,962     280,613,985
                                                               ===========     ===========
Basic Earnings Available to Units per Weighted Average Unit:
  Net income before extraordinary items.....................   $       .32     $       .62
  Extraordinary items.......................................            --            (.03)
                                                               -----------     -----------
  Net income per Unit.......................................   $       .32     $       .59
                                                               ===========     ===========
Diluted Earnings Available to Units Per Weighted Average
  Unit:
  Net income before extraordinary items.....................   $       .32     $       .61
  Extraordinary items.......................................            --            (.03)
                                                               -----------     -----------
  Net income per Unit.......................................   $       .32     $       .58
                                                               ===========     ===========

     Options to purchase 2,988,350 Common Shares at a weighted average exercise price of $30.29 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Shares at a conversion price of $35.70 per Common Share which were outstanding during the three months ended June 30, 1998, were not included in the computation of diluted earnings per Unit for the three months ended June 30, 1998 because they would have an antidilutive effect. In addition, options to purchase 2,866,850 Common Shares at a weighted average exercise price of $30.38 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Shares at a conversion price of $35.70 per Common Share which were outstanding during the six months ended June 30, 1998, were not included in the computation of diluted earnings per Unit for the six months ended June 30, 1998, because they would have an antidilutive effect. A corresponding number of Units will be issued or exchanged upon the exercise of share options and warrants or the conversion of the 6,000,000 Series B Preferred Shares into Common Shares as described above.

NOTE 10 -- PRO FORMA STATEMENT OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1998 reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 13 Office Properties, and one parking facility, acquired during the six months ended

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

June 30, 1998; (b) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (c) the February 1998 $1.5 Billion Notes Offering; (d) the Series B Preferred Offering; (e) the increase in the $600 Million Credit Facility to $1.0 billion; (f) the UIT Offering in April 1998 and (g) the June 1998 $775 Million Notes Offering.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of three office properties; (c) the $180 Million Notes Offering which occurred on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 13 Office Properties and one parking facility acquired between January 1, 1998 and June 30, 1998: (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering (j) the Series B Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion; (l) the UIT Offering; and (m) the June 1998 $775 Million Notes Offering.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                    ---------------------------------
                                                         1998              1997
                                                         ----              ----
                                                    (DOLLARS IN THOUSANDS EXCEPT PER
                                                               UNIT DATA)
Total Revenues....................................   $    825,420      $    793,588
                                                     ============      ============
Income before extraordinary items.................   $    179,490      $    147,387
                                                     ============      ============
Net income available for Units....................   $    155,093      $    115,340
                                                     ============      ============
Net income per Unit -- Basic......................   $        .55      $        .41
                                                     ============      ============
Units Outstanding -- Basic........................    281,261,000       280,498,000
                                                     ============      ============
Net income per Unit -- Diluted....................   $        .55      $        .41
                                                     ============      ============
Units Outstanding -- Diluted......................    282,427,000       282,275,000
                                                     ============      ============

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

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

     The Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf, which were acquired in connection with the Beacon Merger, with respect to the Company's control over property management of such Properties. The joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

     Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than actions which the Company does not believe to be material, or routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, business, results of operations or financial condition of the Company.

     Geographical. The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 44 Properties located in California, 13 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for Rand Tower Garage, which will be comprised of 589 parking spaces in Minneapolis' central business district, will be approximately $19.0 million. Although the project is scheduled for completion in January 1999, this transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Trust's Board of Trustees approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its anticipated completion in mid-1999. The purchase will also include an 11.88 acre site that may be used to develop Phase II to the property. The purchase price for the described assets will be approximately $70.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

     In accordance with the agreement governing the Company's investment in the Wright Runstad Asset Limited Partnership (see Note 4), the Company committed to provide up to $20.0 million in additional financing or credit support for future development. As of June 30, 1998, no amounts have been funded pursuant to this agreement.

     The Company expects to acquire Colonnade I, II and III located in Dallas, Texas from an unaffiliated party for approximately $150.0 million. The acquisition will include three office buildings totaling 982,110 square feet. Colonnade I contains approximately 289,743 square feet of office space and was approximately 98% occupied as of June 30, 1998. Colonnade II contains approximately 317,367 square feet of office space and was approximately 99% occupied as of June 30, 1998. Colonnade I and II will be acquired for approximately $90.0 million. Colonnade III, which is under construction and is expected to be completed in September 1998, will contain approximately 375,000 square feet and is 37% pre-leased. The purchase price on Colonnade III will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

NOTE 12 -- SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from July 1, 1998 to August 6, 1998:

          (1) On July 1, the Company repaid the mortgage note on the 175 Federal Street Property in the amount of approximately $12.5 million.

          (2) The Company purchased the following Office Properties from unaffiliated parties. Each Property acquisition was funded from the Company's Credit Facilities, working capital, assumption of mortgage debt, the issuance of promissory notes or issuance of Units.

                                                        DATE         SQUARE
        PROPERTY                  LOCATION            ACQUIRED        FEET      OCCUPANCY(A)   PURCHASE PRICE
        --------                  --------            --------       ------     ------------   --------------
                                                                                               (IN THOUSANDS)
Northland Plaza.........  Bloomington, MN            July 2, 1998     296,965       97.8%         $ 47,051
4949 South Syracuse.....  Denver, CO                July 15, 1998      62,633       96.4%            8,255
One Park Square.........  Albuquerque, NM           July 15, 1998     262,020       79.5%           36,311
The Solarium............  Greenwood Village, CO     July 15, 1998     165,752       96.8%           19,467
Metropoint I............  Denver, CO                July 15, 1998     263,719       98.7%           45,697
Terrace Building........  Greenwood Village, CO     July 15, 1998     115,408       85.2%           15,430
Second & Spring.........  Seattle, WA               July 29, 1998     134,871       72.6%           20,130
                                                                    ---------                     --------
                                                                    1,301,368                     $192,341
                                                                    =========                     ========

-------------------------
(a) As of June 30, 1998.

          (3) On July 14, 1998, the Trust filed a registration statement with the Securities and Exchange Commission with respect to the resale of 25,956,661 Common Shares.

          (4) On July 15, 1998, the Trust's Board of Trustees declared a third quarter distribution for the Series B Preferred Units of $.65625 per unit, based on a full quarterly distribution and an annualized distribution of $2.625 per unit. The distribution will be paid on August 17, 1998 to unitholders of record as of August 3, 1998.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS

                                  (UNAUDITED)

          (5) On July 15, 1998, the Company purchased the $290 million first mortgage note on Park Avenue Tower in New York for approximately $245.0 million. The Property consists of approximately 550,894 square feet.

          (6) On July 22, 1998, the Company completed the registration with the Securities and Exchange Commission of $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

          (7) On July 22, 1998, the Trust completed the registration with the Securities and Exchange Commission of $1.5 billion of Common Shares, preferred shares and warrants at prices and on terms to be determined at the time of offering. The Trust may issue the securities separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

          (8) On July 22, 1998, the Trust completed the registration with the Securities and Exchange Commission of the resale by a selling shareholder of 1,628,009 Common Shares issued in a private placement in April 1998.

          (9) On July 29, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $50 million, in a private placement. Mr. Zell, Chairman of the Board of Trustees of the Company, is also chairman of the board at Capital Trust. The preferred shares are convertible at any time by the holders into common shares at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on Friday, July 24, 1998. The preferred shares are non-callable for five years, and have a 20 year maturity. The annual dividend will be paid on September 30 and each calendar quarter thereafter; commencing in year seven, the dividend will step up by 75 basis points per annum. In connection with the investment, Capital Trust has granted the right to the investors to participate in certain strategic lending opportunities.

          (10) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a $22.8 million, 150,000 square foot office building, which is currently under construction in Denver, CO. The Company acquired a 70% interest in the building while the unaffiliated party retained a 30% interest and will continue as a developer of the project. The six-story development is scheduled for completion in December 1998.

          (11) In July, 1998, the Company entered into a joint venture agreement with The Wright Runstad Company, an affiliated party, to develop Sunset North Corporate Campus, a three building, 462,000 square-foot office complex in Bellevue, Washington. Development of the campus is estimated to cost approximately $98.0 million. The first of the three buildings is scheduled for completion in June 1999. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved.

          (12) In July 1998, the Company's entered into an agreement to purchase World Trade Center East, a 187,000 square foot office building in Seattle, Washington. The building, scheduled for completion in March 1999, is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company will purchase the building for approximately $38.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Trust's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of June 30, 1998.

     During the period from January 1, 1998 to June 30, 1998, the Company acquired an additional 13 Office Properties containing approximately 6.0 million square feet and one parking facility. The aggregate purchase price for these acquisitions was approximately $1.1 billion. Excluded in these figures is the James K. Polk Building and the Zachary Taylor Building containing approximately 902,371 square feet which the Company owned a 10% interest in and acquired the remaining 90% interest for approximately $153.5 million on May 22, 1998. Also excluded in these figures is the 215 Fremont Street Property acquired on April 29, 1998, which contains approximately 265,000 square feet and will undergo a major redevelopment prior to re-tenanting. In addition, the Company was active in the capital markets. Below is a schedule of significant capital events that have taken place (see Liquidity and Capital Resources below for the details of these transactions):

     - In February 1998, the Company completed the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering.

     - In February 1998, the Trust completed the $300 Million Series B Preferred Shares Offering, and the Trust contributed the net proceeds to the Company in exchange for $300 million Series B Preferred Units.

     - In April 1998, the Trust completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million, which was contributed to the Company in exchange for a corresponding number of Units.

     - In June 1998, the Company completed the $775 Million Notes Offering and 300,000 warrants for a potential additional $300 million in unsecured notes.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997, respectively.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of June 30, 1998, the Company owned or had an interest in 271 Office Properties totaling approximately 71.3 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio"). Of the Total Portfolio, 82 of these Office Properties totaling approximately 28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and 13 Office Properties totaling approximately 6.0 million square feet were acquired during the six months ended June 30, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the six months ended June 30, 1998 and 1997 consists of 81 Office Properties totaling approximately
28.2 million square feet and ten Parking Facilities acquired prior to January 1, 1997. The Core Portfolio for the comparison between the three months ended June 30, 1998 and 1997 consists of 85 Office Properties totaling approximately 28.8 million square feet and ten Parking Facilities acquired prior to April 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot office property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 85 Office Properties and ten Parking Facilities acquired prior to April 1, 1997.

                                                TOTAL PORTFOLIO                                CORE PORTFOLIO
                                   -----------------------------------------      -----------------------------------------
                                                         INCREASE/      %                               INCREASE/      %
                                     1998       1997     (DECREASE)   CHANGE        1998       1997     (DECREASE)   CHANGE
                                     ----       ----     ----------   ------        ----       ----     ----------   ------
                                                                    (DOLLARS IN THOUSANDS)
Property revenues................  $395,298   $159,741    $235,557    147.5%      $165,973   $148,767    $ 17,206     11.6%
Fees from noncombined
  affiliates.....................     1,507      1,240         267     21.5             --         --          --       --
Interest income..................     3,139      4,238      (1,099)   (25.9)           188        480        (292)   (60.8)
                                   --------   --------    --------    ------      --------   --------    --------    -----
  Total revenues.................   399,944    165,219     234,725    142.1        166,161    149,247      16,914     11.3
                                   --------   --------    --------    ------      --------   --------    --------    -----
Interest expense.................    76,070     39,946      36,124     90.4         20,918     36,697     (15,779)   (43.0)
Depreciation and amortization....    72,461     32,328      40,133    124.1         29,138     30,110        (972)    (3.2)
Property operating expenses......   137,108     60,805      76,303    125.5         57,888     54,921       2,967      5.4
Ground rent......................     1,934      1,156         778     67.3          1,148      1,148          --       --
General and administrative.......    14,492      7,653       6,839     89.4            208         60         148    246.7
                                   --------   --------    --------    ------      --------   --------    --------    -----
  Total expenses.................   302,065    141,888     160,177    112.9        109,300    122,936     (13,636)   (11.1)
                                   --------   --------    --------    ------      --------   --------    --------    -----
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, gain on sale of
  real estate and extraordinary
  items..........................    97,879     23,331      74,548    319.5         56,861     26,311      30,550    116.1
Minority interests...............      (498)      (350)       (148)    42.3           (473)      (339)       (134)    39.5
Income from unconsolidated joint
  ventures.......................     1,392      1,103         289     26.2            663        315         348    110.5
Gain on sale of real estate and
  extraordinary items............      (547)     6,769      (7,316)   (108.1)           --         --          --       --
                                   --------   --------    --------    ------      --------   --------    --------    -----
Net income.......................  $ 98,226   $ 30,853    $ 67,373    218.4%      $ 57,051   $ 26,287    $ 30,764    117.0%
                                   ========   ========    ========    ======      ========   ========    ========    =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense........................  $258,190   $ 98,936    $159,254    161.0%      $108,085   $ 93,846    $ 14,239     15.2%
                                   ========   ========    ========    ======      ========   ========    ========    =====

     Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.6% at

April 1, 1997 to 95.7% as of June 30, 1998. This increase represents approximately 927,400 square feet of additional occupancy in the Core Portfolio between April 1, 1997 and June 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $5.2 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $0.9 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended June 30, 1998 and 1997 was approximately $15.6 million and $3.8 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the three months ended June 30, 1998 and 1997 was approximately $6.1 million and $3.8 million, respectively.

     Interest Income: Interest income for the Total Portfolio decreased by approximately $1.1 million to $3.1 million for the three months ended June 30, 1998, compared to $4.2 million for the three months ended June 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the $1.0 Billion Credit Facility, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the $1.0 Billion Credit Facility.

     Interest Expense: Interest expense increased approximately $36.1 million for the Total Portfolio to $76.1 million for the three months ended June 30, 1998 compared to $39.9 million for the three months ended June 30, 1997. This increase resulted from having higher debt outstanding in the second quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 51.8% of total assets at June 30, 1997 to 38.4% of total assets at June 30, 1998, and the Company's interest coverage ratio increased from 2.43 times in 1997 to 3.24 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at June 30, 1997 to approximately 7.1% at June 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $15.8 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

     Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of Properties acquired and capital and tenant improvements made at Properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

     Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $3.0 million as compared to the prior period as a result of the following: Real estate taxes increased approximately $6.1 million from the prior period of which approximately $5.7 million related to a reduction in real estate tax expense recognized during the three months ended June 30, 1997, as a result of tax appeals. Real estate taxes increased an additional $.4 million during the three months ended June 30, 1998 as a result of higher property valuations and tax rates. Repairs and maintenance decreased approximately $2.1 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the three months ended June 30, 1997. Insurance expense decreased approximately $.5 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

     General and Administrative Expenses: General and administrative expenses increased by approximately $6.8 million to $14.5 million for the three months ended June 30, 1998, compared to $7.7 million for the three months ended June 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.6% and 4.6% for the three months ended June 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997.

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 81 Office Properties and ten Parking Facilities acquired prior to January 1, 1997.

                                          TOTAL PORTFOLIO                                CORE PORTFOLIO
                             -----------------------------------------      -----------------------------------------
                                                   INCREASE/      %                               INCREASE/      %
                               1998       1997     (DECREASE)   CHANGE        1998       1997     (DECREASE)   CHANGE
                               ----     --------   ----------   ------        ----       ----     ----------   ------
                                                              (DOLLARS IN THOUSANDS)
Property revenues..........  $764,891   $308,212    $456,679    148.2%      $320,888   $290,139    $ 30,749     10.6%
Fees from noncombined
  affiliates...............     2,664      2,440         224      9.2             --         --          --       --
Interest income............     6,209      9,134      (2,925)   (32.0)           476        970        (494)   (50.9)
                             --------   --------    --------    ------      --------   --------    --------    -----
    Total revenues.........   773,764    319,786     453,978    142.0        321,364    291,109      30,255     10.4
                             --------   --------    --------    ------      --------   --------    --------    -----
Interest expense...........   145,954     76,301      69,653     91.3         41,790     72,270     (30,480)   (42.2)
Depreciation and
  amortization.............   140,253     60,409      79,844    132.2         56,267     55,682         585      1.1
Property operating
  expenses.................   273,335    117,803     155,532    132.0        113,400    108,459       4,941      4.6
Ground rent................     3,572      2,306       1,266     54.9          2,292      2,298          (6)    (.3)
General and
  administrative...........    28,440     14,726      13,714     93.1            211         80         131    163.8
                             --------   --------    --------    ------      --------   --------    --------    -----
    Total expenses.........   591,554    271,545     320,009    117.8        213,960    238,789     (24,829)   (10.4)
                             --------   --------    --------    ------      --------   --------    --------    -----
Income before allocation to
  minority interests,
  income from investment in
  unconsolidated joint
  ventures, gain on sale of
  real estate and
  extraordinary items......   182,210     48,241     133,969    277.7        107,404     52,320      55,084    105.3
Minority interests.........    (1,036)      (879)       (157)    17.9           (979)      (703)       (276)    39.3
Income from unconsolidated
  joint ventures...........     5,026      2,025       3,001    148.2          1,364      1,239         125     10.1
Gain on sale of real estate
  and extraordinary
  items....................    (7,506)    12,235     (19,741)   (161.3)           --         --          --       --
                             --------   --------    --------    ------      --------   --------    --------    -----
Net income.................  $178,694   $ 61,622    $117,072    190.0%      $107,789   $ 52,856    $ 54,933    103.9%
                             ========   ========    ========    ======      ========   ========    ========    =====
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $491,556   $190,409    $301,147    158.2%      $207,488   $181,680    $ 25,808     14.2%
                             ========   ========    ========    ======      ========   ========    ========    =====

     Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 95.7% as of June 30, 1998. This increase represents approximately 1,044,300 square feet of additional occupancy in the Core Portfolio between January 1, 1997 and June 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $8.1 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $1.8 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the six months ended June 30, 1998 and 1997 was approximately $32.7 million and $7.7 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the six months ended June 30, 1998 and 1997 was approximately $13.8 million and $7.8 million, respectively.

     Interest Income: Interest income for the Total Portfolio decreased by approximately $2.9 million to $6.2 million for the six months ended June 30, 1998, compared to $9.1 million for the six months ended June 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities.

     Interest Expense: Interest expense increased by approximately $69.7 million for the Total Portfolio to $146.0 million for the six months ended June 30, 1998 compared to $76.3 million for the six months ended June 30, 1997. This increase resulted from having higher debt outstanding in the six months ended June 30, 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 51.8% of total assets at June 30, 1997 to 38.4% of total assets at June 30, 1998, and the Company's interest coverage ratio increased from 2.46 times in 1997 to 3.23 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at June 30, 1997 to approximately 7.1% at June 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $30.5 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

     Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of Properties acquired and capital and tenant improvements made at Properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

     Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $4.9 million as compared to the prior period as a result of the following: Real estate taxes increased approximately $7.6 million from the prior period of which approximately $5.9 million related to a reduction in real estate tax expense recognized during the six months ended June 30, 1997, as a result of tax appeals. Real estate taxes increased an additional $1.7 million during the six months ended June 30, 1998 as a result of higher property valuations and tax rates. Repairs and maintenance decreased approximately $1.2 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the six months ended June 30, 1997. Insurance expense decreased approximately $.7 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

     General and Administrative Expenses: General and administrative expenses increased by approximately $13.7 million to $28.4 million for the six months ended June 30, 1998, compared to $14.7 million for the six months ended June 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the six months ended June 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three and six months ended June 30, 1998 and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.

                                           TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                                    -------------------------------------      -------------------------------------
                                                      INCREASE/      %                           INCREASE/      %
                                     1998     1997    (DECREASE)   CHANGE       1998     1997    (DECREASE)   CHANGE
                                     ----     ----    ----------   ------       ----     ----    ----------   ------
                                                                 (DOLLARS IN THOUSANDS)
Property revenues.................  $7,498   $5,322     $2,176      40.9%      $5,850   $5,321     $ 529        9.9%
Interest income...................       4       49        (45)    (91.8)           4       49       (45)     (91.8)
                                    ------   ------     ------     -----       ------   ------     -----      -----
       Total revenues.............   7,502    5,371      2,131      39.7        5,854    5,370       484        9.0
                                    ------   ------     ------     -----       ------   ------     -----      -----
Interest expense..................   1,622      813        809      99.5        1,371      812       559       68.8
Depreciation and amortization.....   1,402      819        583      71.2        1,092      816       276       33.8
Property operating expenses.......   2,193    1,204        989      82.1        1,691    1,204       487       40.4
                                    ------   ------     ------     -----       ------   ------     -----      -----
       Total expenses.............   5,217    2,836      2,381      84.0        4,154    2,832     1,322       46.7
                                    ------   ------     ------     -----       ------   ------     -----      -----
Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint ventures...   2,285    2,535       (250)     (9.9)       1,700    2,538      (838)     (33.0)
Minority interests................     (75)     (62)       (13)     21.0          (75)     (62)      (13)      21.0
Income from unconsolidated joint
  ventures........................     430      786       (356)    (45.3)          --       --        --         --
                                    ------   ------     ------     -----       ------   ------     -----      -----
Net income........................  $2,640   $3,259     $ (619)    (19.0)%     $1,625   $2,476     $(851)     (34.4)%
                                    ======   ======     ======     =====       ======   ======     =====      =====
Property revenues less property
  operating expenses before
  depreciation and amortization
  and interest expense............  $5,305   $4,118     $1,187      28.8%      $4,159   $4,117     $  42        1.0%
                                    ======   ======     ======     =====       ======   ======     =====      =====

Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997.

                                          TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                                  ---------------------------------------    ---------------------------------------
                                                      INCREASE/      %                           INCREASE/      %
                                   1998      1997     (DECREASE)   CHANGE     1998      1997     (DECREASE)   CHANGE
                                   ----      ----     ----------   ------     ----      ----     ----------   ------
                                                                (DOLLARS IN THOUSANDS)
Property revenues...............  $14,443   $ 9,972     $4,471      44.8%    $11,039   $ 9,972     $1,067      10.7%
Interest income.................       37       114        (77)    (67.5)         37       114        (77)    (67.5)
                                  -------   -------     ------     -----     -------   -------     ------     -----
       Total revenues...........   14,480    10,086      4,394      43.6      11,076    10,086        990       9.8
                                  -------   -------     ------     -----     -------   -------     ------     -----
Interest expense................    3,234     2,071      1,163      56.2       2,740     2,071        669      32.3
Depreciation and amortization...    2,805     1,635      1,170      71.6       2,184     1,631        553      33.9
Property operating expenses.....    4,080     2,387      1,693      70.9       3,133     2,388        745      31.2
                                  -------   -------     ------     -----     -------   -------     ------     -----
       Total expenses...........   10,119     6,093      4,026      66.1       8,057     6,090      1,967      32.3
                                  -------   -------     ------     -----     -------   -------     ------     -----
Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint
  ventures......................    4,361     3,993        368       9.2       3,019     3,996       (977)    (24.4)
Minority interests..............     (144)     (122)       (22)     18.0        (144)     (122)       (22)     18.0
Income from unconsolidated
  joint ventures................    1,111       786        325      41.3          --        --         --        --
                                  -------   -------     ------     -----     -------   -------     ------     -----
Net income......................  $ 5,328   $ 4,657     $  671      14.4%    $ 2,875   $ 3,874     $ (999)    (25.8)%
                                  =======   =======     ======     =====     =======   =======     ======     =====
Property revenues less property
  operating expenses before
  depreciation and amortization
  and interest expense..........  $10,363   $ 7,585     $2,778      36.6%    $ 7,906   $ 7,584     $  322       4.2%
                                  =======   =======     ======     =====     =======   =======     ======     =====

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

     The Company intends to continue to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under the $1.0 Billion Credit Facility. The Company also expects that the $1.0 Billion Credit Facility will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and $1.0 Billion Credit Facility indebtedness outstanding at June 30, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.6 million and $2.1 million) of approximately $6.2 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.

                                                          JUNE 30,    DECEMBER 31,
                                                            1998          1997
                                                          --------    ------------
                                                          (DOLLARS IN THOUSANDS)
DEBT SUMMARY:
Balance
  Fixed rate...........................................  $4,578,713    $2,219,496
  Variable rate........................................     360,736     2,064,821
                                                         ----------    ----------
     Total.............................................  $4,939,449    $4,284,317
                                                         ==========    ==========
Percent of total debt:
  Fixed rate...........................................       92.7%         51.8%
  Variable rate........................................        7.3%         48.2%
                                                         ----------    ----------
     Total.............................................      100.0%        100.0%
                                                         ==========    ==========
Weighted average interest rate at end of period:
  Fixed rate...........................................        7.2%          7.5%
  Variable rate........................................        6.5%          6.9%
                                                         ----------    ----------
     Weighted average..................................        7.1%          7.2%
                                                         ==========    ==========

     The variable rate debt shown above bore interest at a 30-day LIBOR-based floating interest rate. The 30-day LIBOR at June 30, 1998 was approximately 5.7%; therefore, the weighted average spread of the Company's interest rate over LIBOR at June 30, 1998 was approximately .8%.

MORTGAGE FINANCING

     As of June 30, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.7 million) consisted of approximately $2.1 billion of fixed rate debt with a weighted average interest rate of approximately 7.6% and $30.7 million of variable rate debt bearing interest at the 30-day LIBOR plus 1%. The Company's mortgage debt at June 30, 1998 will mature as follows:

                                                                DOLLARS IN THOUSANDS
1998........................................................         $  124,878
1999........................................................             52,908
2000........................................................            158,451
2001........................................................            432,997
2002........................................................             69,583
Thereafter..................................................          1,271,519
                                                                     ----------
  Subtotal..................................................          2,110,336
Net premium (net of accumulated amortization of $2.6
  million)..................................................              1,688
                                                                     ----------
  Total.....................................................         $2,112,024
                                                                     ==========

     The instruments encumbering the Properties restrict transfer of the Properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

     Lines of Credit. On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points and the facility fee is equal to .20% per annum. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. Subsequent to June 30, 1998, an additional $816.5 million has been drawn on the $1.0 Billion Credit Facility for property acquisitions.

     Term Loan Facility. On May 29, 1998, the Company terminated the $1.5 Billion Credit Facility. Approximately $.5 million of unamortized deferred financing costs were recognized as an extraordinary loss during the three months ended June 30, 1998.

UNSECURED NOTES

     $180 Million Notes Offering. In September 1997, the Company completed the $180 Million Notes Offering. The terms of the $180 Million Notes Offering consist of four tranches with maturities from seven to ten years.

     $1.25 Billion Notes Offering. In February 1998, the Company completed the $1.25 Billion Notes Offering. The $1.25 Billion Notes consist of four tranches with maturities of five to twenty years.

     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The MOPPRS are subject to mandatory tender on February 15, 2002.

     $775 Million Unsecured Notes and 300,000 Warrants Offering. In June 1998, the Company completed the $775 Million Notes Offering. The $775 Million Notes consist of three tranches with maturities of six to thirty years.

     The table below summarizes the Company's unsecured notes as of June 30, 1998:

                                                                                          EFFECTIVE
                                                                                STATED      RATE
                          TRANCHE                                 AMOUNT         RATE        (A)
                          -------                                 ------        ------    ---------
                                                              (IN THOUSANDS)
4 Year MOPPRS due 2002......................................    $  250,000      6.38%       6.30%
5 Year Notes due 2003.......................................       300,000      6.38%       6.73%
6 Year Notes due 2004.......................................       250,000      6.50%       6.68%
7 Year Notes due 2004.......................................        30,000      7.24%       7.26%
7 Year Notes due 2005.......................................       400,000      6.63%       7.02%
8 Year Notes due 2005.......................................        50,000      7.36%       7.69%
9 Year Notes due 2006.......................................        50,000      7.44%       7.74%
9 Year Notes due 2007.......................................       300,000      6.76%       6.76%
10 Year Notes due 2007......................................        50,000      7.41%       7.70%
10 Year Notes due 2008......................................       300,000      6.75%       7.01%
20 Year Notes due 2018......................................       250,000      7.25%       7.54%
30 Year Notes due 2028......................................       225,000      7.25%       7.31%
                                                                ----------      -----       -----
     Subtotal...............................................     2,455,000      6.76%       6.97%
                                                                                =====       =====
     Net premium (net of accumulated amortization of $.1
       million).............................................         4,481
                                                                ----------
     Total..................................................    $2,459,481
                                                                ==========

-------------------------
(A) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

     The Company filed a registration statement, which was declared effective on July 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     Restrictions and Covenants. Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     Below is a summary of the equity securities issued in connection with various transactions occurring since March 31, 1998:

     - During the three months ended June 30, 1998 there were 501,938 share options exercised, as a result, the Company issued a corresponding number of Units to the Trust in reliance upon a private placement exemption pursuant to Section 4(2) of the Securities Act. On April 21, 1998, the Company issued a total of 3,368 Units to two accredited investors in reliance upon a private placement exemption pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder, in connection with the Denver Post Tower Property acquisition, for which the Company paid $53.1 million. The 3,368 Units are redeemable for Common Shares, or at the option of the Trust, the cash equivalent thereof, at any time following 18 months after the issuance of the Units.

     - On April 29, 1998, the Trust completed a private placement of 1,628,009 Common Shares at $28.5625 per share to the Equity Investor Fund Cohen & Steers Realty Majors Portfolio (a Unit Investment Trust) pursuant to the exemption set forth in Section 4(2) of the Securities Act. The Trust received net proceeds of approximately $44.1 million, which were contributed to the Company in exchange for 1,628,009 Units which were issued by the Company to the Trust in reliance upon the private placement exemption pursuant to Section 4(2) of the Securities Act.

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     Cash and cash equivalents decreased by approximately $176.1 million, to approximately $52.8 million at June 30, 1998, compared to $228.9 million at December 31, 1997. This decrease was the result of approximately $1,276.0 million invested in new acquisitions, capital and tenant improvements, payment of leasing commissions, and an increase in escrow deposits and restricted cash offset by distributions from investments in unconsolidated joint ventures reduced by $754.2 million provided by financing activities and approximately $345.7 million of cash generated by operations. Net cash provided by operating activities increased by approximately $255.0 million to approximately $345.7 million from $90.7 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $703.4 million from $572.6 million to $1,276.0 million mainly due to an increase in the amount of real estate assets purchased during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 reduced by an increase in distributions received from investments in unconsolidated subsidiaries. Net cash provided by financing activities increased by approximately $439.7 million from $314.5 million provided by financing activities in the six months ended June 30, 1997 to $754.2 million provided by financing activities in the six months ended June 30, 1998 due primarily to the proceeds from the unsecured notes offerings and issuances by the Trust of Common Shares and preferred shares reduced primarily by a net paydown in the Company's Credit Facilities and distributions to common shareholders, unitholders and preferred unitholders.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the six months ended June 30, 1998 were approximately $30.3 million or $.42 per square foot.

     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the six months ended June 30, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                             FOR THE SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                    1998
                                                             ------------------
Number of Office Properties.................................         271
Rentable Square Feet (in millions)..........................        71.3
Capital Expenditures per square foot........................        $.05

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the six months ended June 30, 1998. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:

                                                             FOR THE SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                    1998
                                                             ------------------
Number of Office Properties.................................          271
Rentable square feet (in millions)..........................         71.3
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................      $16,252
  Per square foot improved..................................        15.70(1)
  Per total square foot.....................................          .46(2)
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space
  Amounts (in thousands)....................................      $15,178
  Per square foot improved..................................         8.82(1)
  Per total square foot.....................................          .43(2)
Retenanted space
  Amounts (in thousands)....................................      $14,977
  Per square foot improved..................................        17.46(1)
  Per total square foot.....................................          .42(2)
                                                                  -------
Total non-revenue enhancing (in thousands)..................      $30,155
Per square foot improved....................................        11.69(1)
Per total square foot.......................................          .85(2)

-------------------------
(1) The per square foot calculations as of June 30, 1998 are calculated taking the total dollars anticipated to be expended on tenant improvements for tenants taking occupancy during the six months ended June 30, 1998, divided by the total square footage being improved or total building square footage. The actual amounts expended as of June 30, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were $14.1 million, $10.9 million and $25.1 million, respectively.

(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of June 30, 1998 for revenue enhancing and non-revenue enhancing renewal and released space were $.23, $.21 and $.21, respectively.

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the $1.0 Billion Credit Facility. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of June 30, 1998, the Company has incurred approximately $208.7 million of costs in connection with the Properties being developed.

     The Company has entered into agreements to purchase the following properties upon their completion:

          (1) The Rand Tower Garage located in Minneapolis, Minnesota will be purchased upon completion which is anticipated to be in January 1999. The purchase price for this 589 space parking facility will be approximately $19.0 million.

          (2) The Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its completion which is anticipated to be in mid-1999. The purchase price will also include an 11.88 acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88 acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets will be approximately $70.0 million.

          (3) The Colonnade III, an office building under development in Dallas, Texas, which will consist of a 375,000 square foot office building, will be acquired upon its scheduled completion in September 1998. The purchase price will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60.0 million.

          (4) In July 1998, the Trust's Board of Trustees approved the purchase of the World Trade Center East Project in Seattle, Washington upon its scheduled completion in mid-2000. The property, which will consist of 187,000 square feet, will cost approximately $38.5 million.

The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition to the properties described above, the Company also owns various land parcels available for development, however, no significant development activity is taking place on these sites at this time.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended June 30, 1998 and 1997 on a historical basis:

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                   1998          1997
                                                                   ----          ----
                                                                 (DOLLARS IN THOUSANDS)
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, gain on sale
  of real estate and extraordinary items:...................    $    97,879    $  23,331
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties.......................................           (498)        (350)
  Income from investment in unconsolidated joint ventures...          1,392        1,103
  Depreciation and amortization (real estate related).......         73,592       31,542
  Net amortization of net premium on mortgage debt..........            257           --
  Preferred distributions...................................         (8,432)          --
                                                                -----------    ---------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included in Funds
  from Operations to a cash basis (1).......................        164,190       55,626
                                                                -----------    ---------
  Deferred rental revenue...................................        (15,601)      (3,791)
  Deferred rental expense...................................            751          549
                                                                -----------    ---------
Funds from Operations excluding straight-line rental revenue
  and expense adjustments...................................    $   149,340    $  52,384
                                                                ===========    =========
Cash Flow Provided By (Used For):
  Operating Activities......................................    $   234,926    $  49,586
  Investing Activities......................................    $(1,005,038)   $(463,127)
  Financing Activities......................................    $   811,182    $ 280,405
Ratio of earnings to combined fixed charges and preferred
  unit distributions........................................           1.96         1.52

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the six month periods ended June 30, 1998 and 1997 on a historical basis:

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  1998          1997
                                                                  ----          ----
                                                               (DOLLARS IN THOUSANDS)
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, gain on sale
  of real estate and extraordinary items:...................  $   182,210    $  48,241
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties.......................................       (1,036)        (879)
  Income from investment in unconsolidated joint ventures...        5,026        2,025
  Depreciation and amortization (real estate related).......      142,998       58,994
  Net amortization of net premium on mortgage debt..........          531           --
  Preferred distributions...................................      (14,703)          --
                                                              -----------    ---------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included in Funds
  from Operations to a cash basis(1)........................      315,026      108,381
                                                              -----------    ---------
  Deferred rental revenue...................................      (32,720)      (7,690)
  Deferred rental expense...................................        1,306        1,098
                                                              -----------    ---------
Funds from Operations excluding straight-line rental revenue
  and expense adjustments...................................  $   283,612    $ 101,789
                                                              ===========    =========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $   345,691    $  90,673
  Investing Activities......................................  $(1,275,985)   $(572,633)
  Financing Activities......................................  $   754,192    $ 314,525
Ratio of earnings to combined fixed charges and preferred
  unit distributions........................................         1.95         1.56

-------------------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K:

          (1) A report on Form 8-K, dated June 26, 1998 containing Item 2, Item 5 and Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EOP OPERATING LIMITED PARTNERSHIP

Date: August 12, 1998                     By:    /s/ STANLEY M. STEVENS
                                            ------------------------------------
                                            Stanley M. Stevens
                                            Executive Vice President, Chief
                                              Legal Counsel and Secretary

Date: August 12, 1998                     By:    /s/ RICHARD D. KINCAID
                                            ------------------------------------
                                            Richard D. Kincaid
                                            Executive Vice President, Chief
                                              Financial Officer