Form 10-Q
period 1998-09-30
EOP OPERATING LTD PARTNERSHIP
filed 1998-11-10
CIK 1043866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1998 or


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

                                 (312)466-3300
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On November 4, 1998, 288,657,159 of the Registrant's Units were outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS



                                                                                        September 30,
                                                                                            1998              December 31,
                                                                                         (Unaudited)             1997
                                                                                      ----------------      ---------------
                                                                                               (Dollars in thousands,
                                                                                               except per Unit data)
Assets:
  Investment in real estate.......................................................      $  12,710,343       $  10,746,424
  Developments in process.........................................................            276,312             259,718
  Land available for development..................................................             63,154              34,872
  Accumulated depreciation........................................................           (272,680)            (64,695)
                                                                                        -------------       -------------
                                                                                           12,777,129          10,976,319
  Cash and cash equivalents.......................................................            140,356             228,853
  Tenant and other receivables (net of allowance for doubtful
    accounts of $504 and $675, respectively)......................................             42,818              32,531
  Deferred rent receivable........................................................             70,338              20,050
  Escrow deposits and restricted cash.............................................             36,775              25,772
  Investment in unconsolidated joint ventures.....................................            370,552             387,332
  Deferred financing costs (net of accumulated amortization of
    $1,815 and $1,855, respectively)..............................................             54,884               5,090
  Deferred leasing costs (net of accumulated amortization
    of $6,420 and $1,473, respectively) ..........................................             51,257              26,994
  Prepaid expenses and other assets...............................................             87,725              48,731
                                                                                        -------------       -------------


      Total Assets................................................................      $  13,631,834       $  11,751,672
                                                                                        =============       =============

Liabilities and Partners' Capital:
  Mortgage debt (including a net premium of $1,974 and
    $1,157, respectively).........................................................      $   2,097,405        $  2,063,017
  Unsecured notes  (including a net premium of $4,398 and
    $0, respectively).............................................................          2,459,398             180,000
  Lines of credit.................................................................          1,115,312           2,041,300
  Accounts payable and accrued expenses...........................................            269,982             260,401
  Due to affiliates...............................................................                952                 733
  Dividend/distribution payable...................................................            107,154               1,191
  Other liabilities...............................................................             94,991              45,055
                                                                                        -------------       -------------

      Total Liabilities...........................................................          6,145,194           4,591,697
                                                                                        -------------       -------------
  Commitments and contingencies (Note 13).........................................
  Minority Interests - partially owned properties.................................             30,122              29,612
                                                                                        -------------       -------------


  Preferred Units, 100,000,000 authorized:
     8.98% Series A Cumulative Redeemable Preferred Units, liquidation
      preference $25.00 per unit, 8,000,000 issued and outstanding................            200,000             200,000
     5.25% Series B Convertible, Cumulative Redeemable Preferred Units,
      liquidation preference $50.00 per unit, 6,000,000 issued and outstanding....            300,000                  --
  Partners' Capital:
     General Partners.............................................................            115,503             115,230
     Limited Partners.............................................................          6,841,015           6,815,133
                                                                                        -------------       -------------
       Total Partners' Capital....................................................          7,456,518           7,130,363
                                                                                        -------------       -------------


       Total Liabilities and Partners' Capital....................................      $  13,631,834       $  11,751,672
                                                                                        =============       =============

                            See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                EOP Operating Limited Partnership                Equity Office
                                                            -----------------------------------------           Predecessors For
                                                              For the Three         For the Period              the Period from
                                                               Months Ended       from July 11, 1997            July 1, 1997 to
                                                            September 30, 1998   to September 30, 1997           July 10, 1997
                                                            ------------------   ---------------------          ----------------
                                                                     (Dollars in thousands, except per Unit data)
Revenues:
  Rental.............................................             $     339,169           $    124,962             $  14,410
  Tenant reimbursements..............................                    61,729                 23,614                 2,985
  Parking............................................                    24,659                 12,653                 1,141
  Other..............................................                     4,246                  1,061                   269
  Fees from noncombined affiliates...................                     5,102                  1,331                    70
  Interest / dividends...............................                     2,028                    947                   443
                                                                  -------------           ------------             ---------
    Total revenues...................................                   436,933                164,568                19,318
                                                                  -------------           ------------             ---------


Expenses:
  Interest:
    Expense incurred..................................                   91,240                 25,793                 4,180
    Amortization of deferred financing costs..........                    1,073                  1,374                   410
  Depreciation........................................                   74,557                 22,787                 4,718
  Amortization........................................                    2,200                      -                   497
  Real estate taxes...................................                   51,197                 18,317                 2,326
  Insurance...........................................                    1,832                  1,255                   245
  Repairs and maintenance.............................                   48,033                 19,651                 2,412
  Property operating..................................                   52,115                 22,539                 2,123
  Ground rent.........................................                    1,813                  1,123                    70
  General and administrative..........................                   16,697                  5,855                 2,475
                                                                  -------------           ------------             ---------
    Total expenses....................................                  340,757                118,694                19,456
                                                                  -------------           ------------             ---------

Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures and
  extraordinary items.................................                   96,176                 45,874                  (138)
Minority Interests - partially owned properties.....                       (572)                  (279)                  (33)
Income from investment in unconsolidated joint
  ventures.............................................                   3,129                  1,426                   (43)
                                                                  -------------           ------------             ---------
Income before extraordinary items...................                     98,733                 47,021                  (214)
Extraordinary items....................................                       -                (12,930)                    -
                                                                  -------------           ------------             ---------
Net income.............................................                  98,733                 34,091                  (214)
Preferred distributions................................                  (8,427)                     -                     -
                                                                  -------------           ------------             ---------
Net income available for Units.........................           $      90,306           $     34,091             $    (214)
                                                                  =============           ============             =========

Net income available per weighted average
 Unit outstanding - Basic...............................          $         .32           $        .21
                                                                  =============           ============
Weighted average Units outstanding - Basic.........                 281,223,315            164,146,711
                                                                  =============           ============
Net income available per weighted average
 Unit outstanding - Diluted..........................             $         .32           $        .21
                                                                  =============           ============
Weighted average Units outstanding - Diluted......                  281,929,910            165,384,651
                                                                  =============           ============

                            See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                  EOP Operating Limited Partnership                 Equity Office
                                                              ----------------------------------------             Predecessors for
                                                                 For the Nine        For the Period                the Period from
                                                                 Months Ended      from July 11, 1997              January 1, 1997
                                                              September 30, 1998  to September 30, 1997            to July 10, 1997
                                                              ------------------  ---------------------            -----------------
                                                                     (Dollars in thousands, except per Unit data)
Revenues:
  Rental........................................                  $   937,070             $   124,962                $  256,146
  Tenant reimbursements......................                         170,472                  23,614                    43,241
  Parking........................................                      69,266                  12,653                    21,091
  Other...........................................                     17,886                   1,061                     6,539
  Fees from noncombined affiliates..........                            7,766                   1,331                     2,510
  Interest / dividends..........................                        8,237                     947                     9,577
                                                                  -----------             -----------                ----------
    Total revenues...............................                   1,210,697                 164,568                   339,104
                                                                  -----------             -----------                ----------


Expenses:
  Interest:
    Expense incurred............................                      237,194                  25,793                    80,481
    Amortization of deferred financing
     costs........................................                      5,149                   1,374                     2,771
  Depreciation.................................                       207,987                  22,787                    57,379
  Amortization.................................                         4,947                       -                     5,884
  Real estate taxes..............................                     148,769                  18,317                    34,000
  Insurance....................................                         5,703                   1,255                     3,060
  Repairs and maintenance..................                           134,710                  19,651                    45,540
  Property operating............................                      137,330                  22,539                    42,309
  Ground rent.................................                          5,385                   1,123                     2,376
  General and administrative................                           45,137                   5,855                    17,201
                                                                  -----------             -----------                ----------
    Total expenses............................                        932,311                 118,694                   291,001
                                                                  -----------             -----------                ----------

Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sale of real estate and extraordinary items                         278,386                  45,874                    48,103
Minority Interests - partially owned
  properties.......................................                    (1,608)                   (279)                     (912)
Income from investment in unconsolidated
  joint ventures..................................                      8,155                   1,426                     1,982
Gain on sale of real estate......................                           -                       -                    12,510
                                                                  -----------             -----------                ----------
Income before extraordinary items..........                           284,933                  47,021                    61,683
Extraordinary items...........................                         (7,506)                (12,930)                     (274)
                                                                  -----------             -----------                ----------
Net income.........................................                   277,427                  34,091                    61,409
Preferred distributions...........................                    (23,130)                      -                         -
                                                                  -----------             -----------                ----------
Net income available for Units................                    $   254,297             $    34,091                $   61,409
                                                                  ===========             ===========                ==========

Net income available per weighted average
  Unit outstanding - Basic......................                  $       .91             $       .21
                                                                  ===========             ===========
Weighted average Units outstanding -
  Basic............................................               280,077,070             164,146,711
                                                                  ===========             ===========
Net income available per weighted average
  Units outstanding - Diluted..................                   $       .90             $       .21
                                                                  ===========             ===========
Weighted average Units outstanding -
  Diluted.........................................                281,207,972             165,384,651
                                                                  ===========             ===========

                            See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                     EOP Operating Limited Partnership            Equity Office
                                                               ----------------------------------------------    Predecessors for
                                                                   For the Nine            For the Period        the Period from
                                                                   Months Ended         from July 11, 1997 to   January 1, 1997 to
                                                               September 30, 1998        September 30, 1997        July 10, 1997
                                                               ------------------       ---------------------   -------------------
OPERATING ACTIVITIES:                                                                   (Dollars in thousands)
  Net income before preferred distributions....................... $  277,427           $    34,091               $    61,409
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................................    218,083                24,161                    66,034
    Amortization of premiums/discounts on
     unsecured notes and terminated interest rate
     protection agreements........................................      2,083                     -                         -
  Compensation related to restricted shares issued
     to employees.................................................      2,167                     -                         -
  (Income) from unconsolidated joint ventures.....................     (8,155)               (1,426)                   (1,982)
  (Gain) on sale of real estate...................................          -                     -                   (12,510)
  Extraordinary items.............................................      7,506                12,930                       274
  Provision for doubtful accounts.................................        185                 1,556                     1,175
  Allocation to minority interests................................      1,608                   279                       912
  Changes in assets and liabilities:
     (Increase) decrease in rents receivable......................    (10,472)                5,297                     2,664
     (Increase) in deferred rent receivables......................    (50,288)              (10,213)                   (8,061)
     Decrease (increase) in prepaid expenses and
       other assets...............................................      5,961               (27,742)                   (8,839)
     Increase in accounts payable and accrued
       expenses...................................................      9,581                12,504                     2,916
     Increase (decrease) in due to affiliates.....................        219                (1,678)                     (722)
     Increase (decrease) in other liabilities.....................     50,235                 9,906                    (7,310)
                                                                   ----------           -----------               -----------
     Net cash provided by operating activities....................    506,140                59,665                    95,960
                                                                   ----------           -----------               -----------
INVESTING ACTIVITIES:
  Property acquisitions........................................... (1,730,507)              (26,025)                 (531,968)
  Payments for capital and tenant improvements....................   (116,122)              (42,587)                  (59,511)
  Proceeds from sales of real estate..............................          -                     -                    72,078
  Distributions from (investments in) unconsolidated
   joint ventures.................................................      8,973                 1,535                   (44,260)
  Payments of lease acquisition costs.............................    (29,210)               (6,331)                   (9,260)
  Investment in preferred securities..............................    (48,500)                    -                         -
  (Increase) decrease in escrow deposits and restricted
   cash...........................................................    (11,003)              (12,226)                    1,853
                                                                   ----------           -----------               -----------
      Net cash (used for) investing activities.................... (1,926,369)              (85,634)                 (571,068)
                                                                   ----------           -----------               -----------

                            See accompanying notes.

    EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS - (CONTINUED)
                                  (Unaudited)


                                                                   EOP Operating Limited Partnership          Equity Office
                                                               ------------------------------------------    Predecessors for
                                                                  For the Nine         For the Period        the Period from
                                                                  Months Ended      from July 11, 1997 to   January 1, 1997 to
                                                               September 30, 1998     September 30, 1997       July 10, 1997
                                                               ------------------   ---------------------   ------------------
FINANCING ACTIVITIES:
  Proceeds from Trust related to sale of Common
    Shares, net of offering costs............................        43,985               564,506                      -
  Proceeds from exercise of options..........................        15,024                     -                      -
  Redemption of Units........................................           (33)                    -                      -
  Distributions to unit holders..............................      (179,737)                    -                      -
  Payment of preferred distributions.........................       (21,124)                    -                      -
  Proceeds from sale of preferred units, net of
    offering costs...........................................       289,329                     -                      -
  Payment of offering costs..................................          (117)                    -                      -
  Capital contributions......................................             -                     -                287,949
  Capital distributions......................................             -                     -               (288,652)
  (Distributions to) minority interest in partially
     owned properties........................................        (1,098)               (1,355)                (3,401)
  Cash contributed from net assets at the IPO................             -               181,163                      -
  Proceeds from mortgage debt................................         9,029                 1,697                154,090
  Proceeds from unsecured notes..............................     2,279,572               180,000                      -
  Proceeds from lines of credit..............................     3,915,500               425,125                218,000
  Principal payments on mortgage debt........................       (23,567)             (691,714)               (47,472)
  Principal payments on lines of credit......................    (4,934,885)             (486,625)               (72,500)
  Payments of loan costs.....................................       (21,869)               (1,327)                (1,889)
  Termination of interest rate protection agreements.........       (38,277)                    -                      -
  Prepayment penalties on early extinguishments of
    debt.....................................................             -               (12,877)                  (274)
                                                                -----------            ----------             ----------
  Net cash provided by financing activities..................     1,331,732               158,593                245,851
                                                                -----------            ----------             ----------

  Net (decrease) increase in cash and cash equivalents.......       (88,497)              132,624               (229,257)
  Cash and cash equivalents at the beginning of the
    period...................................................       228,853                    25                410,420
                                                                -----------            ----------             ----------
  Cash and cash equivalents at the end of the period.........   $   140,356            $  132,649             $  181,163
                                                                ===========            ==========             ==========

SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including capitalized
  interest of $10,357, $1,711 and $3,669,
  respectively...............................................   $   215,205            $   30,273             $   82,969
                                                                ===========            ==========             ==========

                            See accompanying notes.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


     Definitions of Terms: Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997 (the "Form 10-K").

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

NOTE 1 - BUSINESS

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust"), which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation") and its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of September 30, 1998, the Company owned or had an interest in 285 office properties (the "Office Properties") containing approximately 74.1 million rentable square feet of office space and owned 17 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 16,749 parking spaces. The weighted average occupancy for the Office Properties at September 30, 1998 was approximately 94.6%. The Office Properties are located in 82 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets.

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

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three and nine months ended September 30, 1998, the period from July 11, 1997 to September 30, 1997, and the combined financial statements of Equity Office Predecessors for the period from July 1, 1997 to July 10, 1997 and January 1, 1997 to July 10, 1997 and related footnote disclosures are unaudited. In the opinion of management, such financial

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 results or partners' capital.

NOTE 3 - INVESTMENT IN REAL ESTATE

     During the nine months ended September 30, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities, working capital, assumption of mortgage debt, issuance of promissory notes and/or issuance of Units.

                                                                                                        Total
  Date                                                                            Rentable         Acquisition Cost
Acquired        Property                                     Location            Square Feet         (in thousands)
--------        ------------------------------------------   --------------      -----------       ----------------
1/29/98         BP Tower Garage                              Cleveland, OH                -        $    10,224
3/18/98         100 Summer Street                            Boston, MA           1,037,801            222,695
3/31/98         The Tower at New England Executive Park (a)  Burlington, MA         195,228             27,931
 4/2/98         Westbrook Corporate Center Vacant Land       Westchester, IL              -              3,973
4/21/98         Denver Post Tower                            Denver, CO             579,999             52,836
4/29/98         301 Howard Street and 215 Fremont Street (b) San Francisco, CA      570,891             89,928
4/30/98         410 17th Street                              Denver, CO             388,953             44,637
4/30/98         One Tabor Center (c)                         Denver, CO             674,278            144,260
4/30/98         Trinity Place                                Denver, CO             189,163             18,991
5/14/98         Dominion Plaza                               Denver, CO             571,468             59,764
5/19/98         Millenium Plaza                              Englewood, CO          330,033             46,061
5/22/98         James K. Polk Building and the Zachary       Arlington, VA          902,371            153,452
                 Taylor Building (d)
 6/1/98         Walker Building                              Washington, D.C.        75,456              8,624
6/26/98         Columbia Seafirst Center                     Seattle, WA          1,537,932            401,738
 7/2/98         Northland Plaza                              Bloomington, MN        296,965             47,051
7/15/98         4949 Syracuse                                Denver, CO              62,633              8,255
7/15/98         Metropoint I and Metropoint III vacant land  Denver, CO             263,719             45,697
7/15/98         One Park Square                              Albuquerque, NM        262,020             36,311
7/15/98         Park Avenue Tower (e)                        New York, NY           550,894            244,880
7/15/98         Terrace Building                             Englewood, CO          115,408             15,430
7/15/98         The Solarium                                 Englewood, CO          162,817             19,467
7/29/98         Second and Spring                            Seattle, WA            134,871             19,684
9/30/98         Colonnade I, II and III (f)                  Dallas, TX             984,254            151,601
                                                                                -----------        -----------
                                                                                  9,887,154        $ 1,873,490
                                                                                ===========        ===========

(a) The Tower at New England Executive Park Property was approximately 36.5% leased at acquisition and is currently undergoing a significant renovation in an effort to re-tenant the Property.
(b) The 215 Fremont Street Property is currently vacant and is expected to undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.
(c) The total acquisition cost of the One Tabor Center Property of approximately $144.3 million includes vacant land of approximately $15.0 million and a 1,694 space parking facility.
(d) Total acquisition cost of approximately $153.5 million represents the cost to acquire the remaining 90% limited partnership interest in the James K. Polk Building and the Zachary Taylor Building.
(e) The Company acquired a $290 million first mortgage note secured by the Park Avenue Tower Property for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls the financial and operational decisions for the Property and is entitled to substantially all

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


     cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.
(f) The Colonnade III Property was acquired by the Company from an unaffiliated party and is approximately 68% leased as of September 30, 1998. The seller of the Property may be entitled to receive an earnout payment for leases executed in accordance with terms outlined in the purchase agreement. The maximum earnout payment is approximately $2.5 million.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:


                                                                                                  Company's Ownership
                                                                                                  as of September 30,
Entity                                                    Property                                       1998
---------------------------                               ------------------------               --------------------
EOP - Orange, L.L.C. and EOP - Ramlessview
 Investors, L.L.C. (a)                                    500 Orange Tower                             100%
Civic Parking, L.L.C. (b)                                 St.Louis Parking Garages                      50%
Wright Runstad Associates Limited Partnership (c)         N/A                                         28.5%
One Post Office Square Associates (d)                     One Post Office                               50%
BeaMetFed, Inc. (e)                                       75-101 Federal Street                         52%
Rowes Wharf Associates (f)                                Rowes Wharf                                   50%
Lehndorff Four Oaks Place Associates (g)                  Four Oaks Place                             2.55%
Metropoint II Associates (h)                              Metropoint II                                 70%
WRC Sunset North, L.L.C. (i)                              Sunset North Corporate Campus                 80%


(a) The Company owns a mortgage note receivable secured by the Property and land underlying and adjacent to the Property.
(b)  The Company owns a 50% membership interest.
(c) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 13).
(d)  The Company is a 50% general partner in the joint venture.
(e) The Company is a shareholder in the corporation (a private REIT) which owns the Property.
(f) The Company owns a 50% equity interest in the Property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage.
(g) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the Property.
(h) In July, 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a $22.5 million, 150,000 square foot office building, which is currently under construction in the Denver Tech Center. The Company acquired a 70% interest in the joint venture, while the unaffiliated party retained a 30% interest and will continue as the developer of the project. The Company has invested approximately $3.0 million in this project as of September 30, 1998. A buy / sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

(i) In July, 1998, the Company entered into a joint venture agreement with Wright Runstad Associates Limited Partnership, an affiliated party, to develop Sunset North Corporate Campus, a three building, 462,000 square-foot office complex in Bellevue, Washington. Development of the campus is estimated to cost approximately $98.0 million. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved. The Company has invested approximately $21.4 million in this project as of September 30, 1998. A buy / sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:






                                                               September 30, 1998         December  31, 1997
---------------------------------------------------------      ------------------         ------------------
                                                                          (Dollars in thousands)
Balance Sheets:
 Real estate, net........................................          $467,878                   $523,670
 Other assets............................................            75,629                     73,450
                                                               ------------               ------------
  Total Assets...........................................          $543,507                   $597,120
                                                               ============               ============

 Mortgage debt...........................................          $239,635                   $344,427
 Other liabilities.......................................            13,244                     15,271
 Partners' and shareholders' equity......................           290,628                    237,422
                                                               ------------               ------------
  Total Liabilities and Partners' and Shareholders' Equity         $543,507                   $597,120
                                                               ============               ============

Company's share of equity................................          $149,550                   $155,522
Excess of cost of investments over the net book value
 of underlying net assets, net of accumulated
 depreciation of $4,294 and $99, respectively............          221,002                    231,810
                                                               ------------               ------------


Carrying value of investments in unconsolidated joint
 ventures................................................          $370,552                   $387,332
                                                               ============               ============
Company's share of unconsolidated mortgage debt..........          $121,268                   $ 92,400
                                                               ============               ============


                                            For the three months ended                         For the nine months ended
                                     -------------------------------------------      -------------------------------------------
                                        September 30,           September 30,            September 30,            September 30,
                                            1998                     1997                    1998                     1997
                                     ----------------         ------------------      ----------------         ------------------
                                                                        (Dollars in thousands)
Statement of Operations:
 Revenues...........................     $26,297                    $ 3,798                $82,319                  $ 8,442
                                     ----------------         ------------------      ----------------         ------------------
 Expenses:
  Operating expenses................       9,999                        759                 28,923                    1,564
  Interest expense..................       4,462                          -                 12,640                        -
  Depreciation and amortization.....       4,463                        765                 14,296                    1,793
                                     ----------------         ------------------      ----------------         ------------------
   Total expenses...................      18,924                      1,524                 55,859                    3,357
                                     ----------------         ------------------      ----------------         ------------------
 Net income.........................     $ 7,373                    $ 2,274                $26,460                  $ 5,085
                                     ================         ==================      ================         ==================
 Company's share of net income......     $ 3,129                    $ 1,383                $ 8,155                  $ 3,408
                                     ================         ==================      ================         ==================
 Company's share of interest expense     $ 2,259                    $     -                $ 6,385                  $     -
                                     ================         ==================      ================         ==================
 Company's share of depreciation and
  amortization (real estate related)     $ 3,513                    $   517                $10,729                  $ 1,330
                                     ================         ==================      ================         ==================

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 5 - INVESTMENT IN PREFERRED SECURITIES

     On July 28, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $48.5 million, in a private placement. Mr. Zell, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Capital Trust. The preferred shares are convertible at any time by the holders into common shares of Capital Trust at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on July 24, 1998. The preferred shares are non-callable for five years, and have a 20-year maturity. The quarterly dividend was paid on September 30, 1998, and is payable each calendar quarter thereafter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust has granted the Company and other investors the right to participate in certain strategic lending opportunities. The Company classified this investment with other assets on the balance sheet.

NOTE 6 - MORTGAGE DEBT

     On July 1, 1998, the Company repaid the mortgage note on the 175 Federal Street Property in the amount of approximately $12.5 million.

NOTE 7 - UNSECURED NOTES

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 billion of unsecured notes (the "$1.25 Billion Notes") and the $250 million of 6.376% Mandatory Par Put Remarketed Securities (the "$250 Million MOPPRS") for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     The Company filed a registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) $775 million of unsecured notes issued in June 1998 (the "$775 Million Notes"); (b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on October 27, 1998.

NOTE 8 - LINES OF CREDIT

     In connection with the acquisition of 4949 Syracuse, Metropoint I, One Park Square, The Solarium and the Terrace Building on July 15, 1998, the Company issued approximately $54.0 million in promissory notes secured by letters of credit. The promissory notes are due 120 days after the acquisition of the Properties and are payable in cash or Common Shares of the Trust at the Company's option. The promissory notes bear interest at approximately 4.7% per annum. On August 21, 1998, the Company repaid approximately $25.6 million of the promissory notes.

     On August 14, 1998, the Company closed a new $328 million unsecured term loan facility (the "$328 Million Credit Facility") with J.P. Morgan. The $328 Million Credit Facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The $328 Million Credit Facility matures on August 15, 2000. The proceeds from the $328 Million Credit Facility were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Company closed a new $200 million unsecured term loan facility (the "$200 Million Credit Facility") with The Chase Manhattan Bank. Interest accrues under the $200 Million Credit Facility at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the

            EOP OPERATING PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds of the $200 Million Credit Facility were used to pay down the $1.0 Billion Credit Facility.

NOTE 9 - PARTNERS' CAPITAL

     On July 15, 1998, the Board of Trustees of the Trust declared a third quarter distribution for the 6,000,000 units of 5.25% Series B Convertible, Cumulative Redeemable Preferred Units, $50 liquidation preference per unit (the "Series B Preferred Units") of $.65625 per unit, based on a full quarterly distribution and an annual distribution of $2.625 per unit. The distribution was paid on August 17, 1998, to holders of record as of August 3, 1998.

     On August 17, 1998, the Board of Trustees of the Trust declared a third quarter distribution for the Series A Preferred Units of $.56125 per unit. The distribution was paid on September 15, 1998 to holders of record as of September 1, 1998.

     On September 18, 1998, the Board of Trustees of the Trust declared a third quarter distribution in the amount of $0.37 per Common Share/Unit, based on a full quarterly distribution and an annual distribution rate of $1.48 per Common Share/Unit. The distribution was paid on October 9, 1998, to common shareholders / unit holders of record as of September 30, 1998.

     In connection with the acquisition of the Second and Spring Property on July 29, 1998, the Company issued 178,976 Units.

     The Trust filed a registration statement, which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Trust may issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Trust filed a registration statement, which was declared effective on July 22, 1998, relating to the resale by a selling shareholder of the 1,628,009 Common Shares issued in a private placement in April 1998.

     The Trust filed a registration statement, which was declared effective on September 4, 1998, relating to the resale by certain selling shareholders of 20,210,129 Common Shares previously issued in various property acquisitions or for cash or which may be issuable upon redemption of Units previously issued in various Property acquisitions.

     The Trust filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration rights agreement entered into at the time of the original private placement. The Trust will receive no proceeds of any sales of the Series B Preferred Shares.

     The following table presents the changes in the issued and outstanding Units for the nine months ended September 30, 1998:


                                                                       Units
                                                                   ------------
Balance at January 1, 1998......................................    278,687,351
Units issued to the Trust through issuance of Common Shares.....      1,628,009
Units issued to the Trust through exercise of options...........        787,883
Redemption of Units.............................................         (1,167)
Units issued in exchange for property acquisitions..............        182,344
                                                                  -------------
Balance at September 30, 1998...................................    281,284,420
                                                                  =============

            EOP OPERATING PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 10 - EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                                                              For the Period
                                                 For the Three Months  For the Nine Months        from
                                                        Ended                 Ended          July 11, 1997 to
(Dollars in thousands, except per Unit data)      September 30, 1998   September 30, 1998   September 30, 1997
--------------------------------------------     --------------------  ------------------   ------------------
NUMERATOR:
 Net income available to Units before extraordinary
  items.........................................    $    90,306         $   261,803           $    47,021
 Extraordinary items............................              -              (7,506)              (12,930)
                                                    -----------         -----------           -----------
 Numerator for basic and diluted earnings per Unit -
  income available to Units.....................        $90,306         $   254,297           $    34,091
                                                    ===========         ===========           ===========


DENOMINATOR:
 Denominator for basic earnings per Unit -
  weighted average Units........................    281,223,315         280,077,070           164,146,711
 Effect of dilutive securities:
 Units issuable upon exercise of Trust stock
  options.......................................        706,595           1,130,902             1,237,940
                                                    -----------         -----------           -----------
 Denominator for diluted earnings per Unit -
  adjusted weighted average Units and assumed
  conversions...................................    281,929,910         281,207,972           165,384,651
                                                    ===========         ===========           ===========
Basic Earnings Available to Units per Weighted
  Average Unit:
 Net income before extraordinary items..........    $       .32         $       .94           $       .29
 Extraordinary items............................              -                (.03)                 (.08)
                                                    -----------         -----------           -----------
 Net income per Unit............................    $       .32         $       .91           $       .21
                                                    ===========         ===========           ===========


Diluted Earnings Available to Units Per Weighted
  Average Units:
 Net income before extraordinary items..........    $       .32         $       .93           $       .28
 Extraordinary items............................              -                (.03)                 (.07)
                                                    -----------         -----------           -----------
 Net income per Unit............................    $       .32         $       .90           $       .21
                                                    ===========         ===========           ===========

     Options to purchase 2,970,468 Common Shares at a weighted average exercise price of $30.26 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the three months ended September 30, 1998, and were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 since they would have an antidilutive effect. In addition, options to purchase 2,929,825 Common Shares at a weighted average exercise price of $30.31 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the nine months ended September 30, 1998, and were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998, since they would have an antidilutive effect. In addition, options to purchase 726,500 Common Shares at a weighted average exercise price of $32.93 per Common Share were outstanding during the period from July 11, 1997 to September 30, 1997, and were not included in the computation of diluted earnings per share for the period from July 11, 1997 to September 30, 1997, since they would have an antidilutive effect.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSOR
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 11 - PRO FORMA STATEMENT OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1998 reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 27 Office Properties, and one parking facility, acquired during the nine months ended September 30, 1998; (b) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (c) the February 1998 $1.5 Billion Notes Offering; (d) the Series B Preferred Offering;
(e) the increase in the $600 Million Credit Facility to $1.0 billion; (f) the UIT Offering in April 1998, (g) the June 1998 $775 Million Notes Offering and
(h) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of three office properties; (c) the $180 Million Notes Offering which closed on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 27 Office Properties and one parking facility acquired between January 1, 1998 and September 30, 1998: (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering (j) the Series B Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion; (l) the UIT Offering; (m) the June 1998 $775 Million Notes Offering and (n) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.


                                     For the nine months ended September 30,
                                   -------------------------------------------
                                           1998                 1997
                                       -------------       -------------
                                   (Dollars in thousands except per Unit data)
Total Revenues......................   $   1,302,226       $   1,239,989
                                       =============       =============
Income before extraordinary items...   $     275,341       $     219,244
                                       =============       =============
Net income available for Units......   $     242,517       $     178,769
                                       =============       =============
Net income per Unit - Basic.........   $         .86       $         .63
                                       =============       =============
Units Outstanding - Basic...........     281,666,000         281,657,000
                                       =============       =============
Net income per Unit - Diluted.......   $         .86       $         .63
                                       =============       =============
Units Outstanding - Diluted...........   282,373,000         282,257,000
                                       =============       =============

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 12 - NON-CASH INVESTING AND FINANCING ACTIVITIES

Additional supplemental disclosures of non-cash investing and financing activities are as follows:


                                      For the Nine          For the Period
                                      Months Ended       from July 11, 1997 to
                                   September 30, 1998    September 30, 1997
                                   -------------------------------------------
Mortgage loans assumed / promissory
notes issued through property
acquisitions.........................    $  141,506           $    90,000
                                       ==================================
Units issued through property
acquisitions.........................    $    4,698           $    49,100
                                       ==================================
Mortgage loans and line of credit
assumed in the
Consolidation........................            --           $ 2,196,708
                                       ==================================
Net liabilities assumed in the
Consolidation........................            --           $    62,706
                                       ==================================
Units issued in the Consolidation....            --           $ 2,830,918
                                       ==================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

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

     Litigation. The Company has become a party to various legal actions resulting from the operational activities transferred to the Company in connection with the Consolidation and the Beacon Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

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

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for this 589 space parking facility will be approximately $19.2 million and is scheduled for completion in March 1999. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Board of Trustees of the Trust approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, is expected to be acquired upon its anticipated completion in August 1999. The purchase will also include an 11.88-acre site that may be used to develop Phase II of Prominence. The purchase price for the described assets and amounts to be incurred for tenanting the property will be approximately $88.2 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In July 1998, the Company entered into an agreement to purchase World Trade Center East Project in Seattle, Washington. The property will consist of a 187,000 square foot office building and is scheduled for shell completion in March 1999 and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $38.6 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in the Wright Runstad Associates Limited Partnership ("WRALP") (see Note 4), the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 1998, no amounts have been funded pursuant to this agreement.

     Contingencies. Effective as of August 13, 1998, the Trust amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Trust to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Trust shall pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed by the Trust. The portion expensed would not exceed $2.39375 per Common Share.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA
Holder") related to 1,692,546 Units issued at acquisition.   The CA Holder has
the option at any time after January 1, 1999 until the earlier of a) September 3, 2000 or b) the date

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)



the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of partners' capital.

NOTE 14 - SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from October 1, 1998 to November 5, 1998:

1) On October 1, 1998, the Company acquired Worldwide Plaza from an unaffiliated party. The Property consists of approximately 1.7 million total square feet and is located in New York City. The 47-story building includes 1,575,445 square feet of office space, as well as 20,788 square feet of retail space in the office tower's arcade and was more than 98% leased as of September 30, 1998. The acquisition also includes a controlling financial interest in an entertainment component that features 108,000 square feet of retail, a health club and movie theaters, as well as a 473-space parking garage. The complex also includes a residential condominium tower that was not acquired by the Company. The $578.0 million purchase price specified in the purchase contract was adjusted to $624.6 million for the following: (a) the assumption of a $268.6 million mortgage with an estimated mark to market adjustment of $11.2 million; (b) the assumption of a deferred real estate tax liability with a present value of approximately $31.2 million; (c) the issuance of 6,861,166 Units with an estimated fair value of $171.9 million based on a fair value of $25.05 per Unit; (d) a cash payment of approximately $110.1 million; (e) closing and transaction costs of approximately $4.2 million; and (f) the issuance of a transferable put option on the Units exercisable only on the third anniversary of closing with an estimated fair value of $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

2) On October 15, 1998, the Board of Trustees of the Trust declared a fourth quarter distribution for the Series B Preferred Units of $.65625 per unit, based on a full quarterly distribution and an annual distribution of $2.625 per unit. The distribution will be paid on November 16, 1998 to holders of record as of November 2, 1998.

3) On November 5, 1998, the Company sold First Union Center, One Clearlake Centre, Tampa Commons and the Westshore Center for approximately $124.0 million to various unaffiliated parties. The Properties are located in Florida and consist of approximately .9 million square feet. In addition, the Company repaid the mortgage note encumbering Westshore Center of approximately $7.2 million and approximately $1.8 million of additional debt on Properties that were cross-collateralized with the Westshore Center mortgage note at closing. The Company classified these properties as held for disposition as of September 30, 1998. As of September 30, 1998, the net book value of these Properties was approximately $110.8 million. Net income of these properties for the nine months ended September 30, 1998 was approximately $7.2 million.

4) The Company is in negotiations with the lender of the mortgage note secured by the 150 Federal Street Property that matured on November 1, 1998, to extend the term. This transaction is contingent upon negotiations with the lender. There can be no assurance that this transaction will be consummated as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Trust's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Year 2000" disclosure, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of September 30, 1998.

     During the period from January 1, 1998 to September 30, 1998, the Company acquired an additional 27 Office Properties containing approximately 8.7 million square feet and one parking facility. The aggregate purchase price for these acquisitions was approximately $1.7 billion. Excluded in these figures is the James K. Polk Building and the Zachary Taylor Building containing approximately 902,371 square feet which the Company owned a 10% interest and acquired the remaining 90% interest for approximately $153.5 million on May 22, 1998. Also excluded in these figures is the 215 Fremont Street Property acquired on April 29, 1998, which contains approximately 265,000 square feet and is expected to undergo a major redevelopment prior to re-tenanting. In addition, the Company was active in the capital markets. Below is a schedule of significant capital events that have taken place:

* In February 1998, the Company completed the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering.
* In February 1998, the Trust completed the $300 Million Series B Preferred Shares Offering, and the Trust contributed the net proceeds to the Company in exchange for $300 million Series B Preferred Units.
* In April 1998, the Trust completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million, which was contributed to the Company in exchange for a corresponding number of Units.
* In June 1998, the Company completed the private placement of the $775 Million Notes and 300,000 warrants (the "$775 Million Notes Offering") for a potential additional $300 million in unsecured notes.
* In July 1998, the Company completed the purchase of $48.5 million of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities.
*    In August 1998, the Company closed on the $328 Million Credit Facility.
*    In September 1998, the Company closed on the $200 Million Credit Facility.
* In September 1998, the Board of Trustees of the Trust increased the annual dividend / distribution amount for Common Shares / Units to $1.48 per Common Share / Unit from $1.28 per Common Share / Unit.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997, respectively.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of September 30, 1998, the Company owned or had an interest in 285 Office Properties totaling approximately 74.1 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio"). Of the Total Portfolio, 82 of these Office Properties totaling approximately 28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and 27 Office Properties totaling approximately 8.7 million square feet were acquired during the nine months ended September 30, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the nine months ended September 30, 1998 and 1997 consists of 81 Office Properties totaling approximately 28.2 million square feet and ten Parking Facilities acquired prior to

January 1, 1997. The Core Portfolio for the comparison between the three months ended September 30, 1998 and 1997 consists of 91 Office Properties totaling approximately 32.2 million square feet and 14 Parking Facilities acquired prior to July 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot office property which was sold in January 1997, and 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997. The 28 State Street Property, a 570,040 square foot Office Property acquired by the Company on January 23, 1995, was undergoing major redevelopment until May 1997 and is excluded from the Core Portfolio in the comparison for the nine months ended September 30, 1998 and 1997, and included in the Core Portfolio in the comparison for the three months ended September 30, 1998 and 1997.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of 91 Office Properties and 14 Parking Facilities acquired or placed in service prior to July 1, 1997.


                                                   TOTAL PORTFOLIO                                CORE PORTFOLIO
                                    --------------------------------------------   --------------------------------------------
                                                            INCREASE/        %                             INCREASE/       %
                                       1998       1997     (DECREASE)     CHANGE     1998        1997     (DECREASE)    CHANGE
                                    ---------   --------  ------------  ---------  ---------   --------  ------------  --------
                                                                      (DOLLARS IN THOUSANDS)


Property revenues                   $429,803    $181,095    $248,708      137.3%   $185,505    $179,789     $5,716        3.2%
Fees from noncombined affiliates       5,102       1,401       3,701      264.2           -           -          -          -
Interest/dividend income               2,028       1,390         638       45.9         298         280         18        6.4
                                   ---------    --------  ----------  ---------   ---------    --------  ---------  ---------
  Total revenues                     436,933     183,886     253,047      137.6     185,803     180,069      5,734        3.2
                                   ---------    --------  ----------  ---------   ---------    --------  ---------  ---------
Interest expense                      91,240      29,973      61,267      204.4      20,975      24,901     (3,926)     (15.8)
Depreciation and amortization         77,830      29,786      48,044      161.3      33,808      28,736      5,072       17.7
Property operating expenses          153,177      68,868      84,309      122.4      66,554      68,256     (1,702)      (2.5)
Ground rent                            1,813       1,193         620       52.0       1,109       1,192        (83)      (7.0)
General and administrative            16,697       8,330       8,367      100.4          --         102       (102)    (100.0)
                                   ---------    --------  ----------  ---------   ---------    --------  ---------  ---------
  Total expenses                     340,757     138,150     202,607      146.7     122,446     123,187       (741)      (0.6)
                                   ---------    --------  ----------  ---------   ---------    --------  ---------  ---------


Income before allocation to
 minority interests, income from
 investment in unconsolidated
 joint ventures and extraordinary
 items                                96,176      45,736      50,440      110.3      63,357      56,882      6,475       11.4
Minority interests                      (572)       (312)       (260)      83.3        (559)       (312)      (247)      79.2
Income from unconsolidated
 joint ventures                        3,129       1,383       1,746      126.2         815         557        258       46.3
Extraordinary items                        -     (12,930)     12,930     (100.0)          -     (12,930)    12,930     (100.0)
                                   ---------    --------  ----------  ---------   ---------    --------  ---------  ---------
Net income                          $ 98,733    $ 33,877   $  64,856      191.4%   $ 63,613    $ 44,197   $ 19,416       43.9%
                                   =========    ========  ==========  =========   =========    ========  =========  =========
Property revenues less property
 operating expenses before
 depreciation and amortization,
 general and administrative,
 ground rent and interest expense   $276,626    $112,227    $164,399      146.5%   $118,951    $111,533   $  7,418        6.7%
                                   =========    ========  ==========  =========   =========    ========  =========  =========

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.3% at July 1, 1997 to 95.3% as of September 30, 1998. This increase represents approximately 1.0 million square feet of additional occupancy in the Core Portfolio between July 1, 1997 and September 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $2.3 million and $.9 million for the three months ended September 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $.5 million and $.9 million for the three months ended September 30, 1998 and 1997, respectively, (which are included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment included in rental revenues for the Total Portfolio for the three months ended September 30, 1998 and 1997 was approximately $17.7 million and $8.7 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the three months ended September 30, 1998 and 1997 was approximately $8.2 million and $9.7 million, respectively.

Interest/Dividend Income: Interest/dividend income for the Total Portfolio increased by approximately $.6 million to $2.0 million for the three months ended September 30, 1998, compared to $1.4 million for the three months ended September 30, 1997, mainly as a result of dividend income earned during the three months ended September 30, 1998 of approximately $.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities. The $.7 million represents a pro rata distribution for the three months ended September 30, 1998 since the Company made its investment on July 28, 1998.

Interest Expense: Interest expense increased approximately $61.3 million for the Total Portfolio to $91.2 million for the three months ended September 30, 1998 compared to $30.0 million for the three months ended September 30, 1997. This increase resulted from having higher debt outstanding in the third quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly attributable to Property acquisitions and as a result, the Company's total debt as a percentage of total assets increased from approximately 32.0% of total assets at September 30, 1997 to 41.6% of total assets at September 30, 1998, and the Company's interest coverage ratio decreased from approximately 3.6 times in 1997 to 2.9 times in 1998. Although the Company's total debt has increased, the weighted average interest rate on the Company's debt decreased from approximately 7.4% at September 30, 1997 to approximately 7.0% at September 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $3.9 million is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization expense for the Total Portfolio increased by approximately $48.0 million to $77.8 million for the three months ended September 30, 1998, compared to $29.8 million for the three months ended September 30, 1997, as a result of Properties acquired and capital and tenant improvements made at Properties during 1998 and 1997. Depreciation and amortization expense for the Core Portfolio increased by approximately $5.1 million to $33.8 million for the three months ended September 30, 1998, compared to $28.7 million for the three months ended September 30, 1997, as a result of capital and tenant improvements made at the Properties.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") decreased approximately $1.7 million for the Core Portfolio to $66.6 million for the three months ended September 30, 1998 compared to $68.3 million for the three months ended September 30, 1997 mainly as a result of real estate taxes. Real estate taxes decreased approximately $1.6 million from the prior period of which approximately $2.7 million related to a reduction in real estate tax expense recognized during the three months ended September 30, 1998, as a result of successful tax appeals and lower property tax assessments on certain properties partially offset by an increase in real estate tax expense as a result of higher property tax assessments and tax rates in certain markets. Insurance expense decreased approximately $.5 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $8.4 million to $16.7 million for the three months ended September 30, 1998, compared to $8.3 million for the three months ended September 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.8% and 4.5% for the three months ended September 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of 81 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                                   TOTAL PORTFOLIO                                CORE PORTFOLIO
                                    --------------------------------------------   --------------------------------------------
                                                            INCREASE/        %                             INCREASE/       %
                                       1998       1997     (DECREASE)     CHANGE     1998        1997     (DECREASE)    CHANGE
                                    ---------   --------  ------------  ---------  ---------   --------  ------------  --------
                                                                      (DOLLARS IN THOUSANDS)
Property revenues                   $1,194,694   489,307     $705,387      144.2%    $481,696    $447,625   $ 34,071      7.6%
Fees from noncombined affiliates         7,766     3,841        3,925      102.2            -           -          -         -
Interest/dividend income                 8,237    10,524       (2,287)     (21.7)         775       1,359       (584)    (43.0)
                                    ----------  --------   ----------  ---------    ---------   ---------  ---------  --------
  Total revenues                     1,210,697   503,672      707,025      140.4      482,471     448,984     33,487       7.5
                                    ----------  --------   ----------  ---------    ---------   ---------  ---------  --------
Interest expense                       237,194   106,274      130,920      123.2       62,765      98,971    (36,206)    (36.6)
Depreciation and amortization          218,083    90,195      127,888      141.8       85,222      81,045      4,177       5.2
Property operating expenses            426,512   186,671      239,841      128.5      170,349     168,570      1,779       1.1
Ground rent                              5,385     3,499        1,886       53.9        3,335       3,449       (114)     (3.3)
General and administrative              45,137    23,056       22,081       95.8          210         180         30      16.7
                                    ----------  --------   ----------  ---------    ---------   ---------  ---------  --------
  Total expenses                       932,311   409,695      522,616      127.6      321,881     352,215   ( 30,334)     (8.6)
                                    ----------  --------   ----------  ---------    ---------   ---------  ---------  --------
Income before allocation to
 minority interests, income from
 investment in unconsolidated
 joint ventures, gain on sale of
 real estate and extraordinary
 items                                 278,386    93,977      184,409      196.2      160,590      96,769     63,821      66.0
Minority interests                      (1,608)   (1,191)        (417)      35.0       (1,539)     (1,191)      (348)     29.2
Income from unconsolidated
 joint ventures                          8,155     3,408        4,747      139.3        1,816       1,796         20       1.1
Gain on sale of real estate and
 extraordinary items                    (7,506)     (694)      (6,812)     981.6            -     (12,885)    12,885    (100.0)
                                    ----------  --------   ----------  ---------    ---------   ---------  ---------  --------
Net income                            $277,427  $ 95,500    $ 181,927     190.5%    $160,867    $ 84,489   $ 76,378      90.4%
                                    ==========  ========   ==========  =========    =========   =========   ========  ========
Property revenues less property
 operating expenses before
 depreciation and amortization,
 general and administrative,
 ground rent and interest expense     $768,182  $302,636     $465,546      153.8%    $311,347    $279,055   $ 32,292      11.6%
                                    ==========  ========   ==========  =========    =========   =========   ========  ========

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 95.9% as of September 30, 1998. This increase represents approximately 1.1 million square feet of additional occupancy in the Core Portfolio between January 1, 1997 and September 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $10.4 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $2.3 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment included in rental revenues for the Total Portfolio for the nine months ended September 30, 1998 and 1997 was approximately $50.4 million and $16.4 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the nine months ended September 30, 1998 and 1997 was approximately $20.8 million and $16.2 million, respectively.

Interest/Dividend Income: Interest/dividend income for the Total Portfolio decreased by approximately $2.3 million to $8.2 million for the nine months ended September 30, 1998, compared to $10.5 million for the nine months ended September 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities. The decrease in interest income was partially offset by dividend income earned during the three months ended September 30, 1998 of approximately $.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities. The $.7 million represents a pro rata distribution for the three months ended September 30, 1998 since the Company made its investment on July 28, 1998.

Interest Expense: Interest expense increased by approximately $130.9 million for the Total Portfolio to $237.2 million for the nine months ended September 30, 1998 compared to $106.3 million for the nine months ended September 30, 1997. This increase resulted from having higher debt outstanding in the nine months ended September 30, 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly attributable to Property acquisitions and as a result, the Company's total debt as a percentage of total assets increased from approximately 32.0% of total assets at September 30, 1997 to 41.6% of total assets at September 30, 1998, and the Company's interest coverage ratio increased from approximately 2.8 times in 1997 to 3.1 times in 1998. Although the Company's total debt increased, the weighted average interest rate on the Company's debt decreased from approximately 7.4% at September 30, 1997 to approximately 7.0% at September 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $36.2 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization expense increased for the Total Portfolio by approximately $127.9 million to $218.1 million for the nine months ended September 30, 1998, compared to $90.2 million for the nine months ended September 30, 1997 as a result of Properties acquired and capital and tenant improvements made at the Properties during 1998 and 1997 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.
Depreciation and amortization expense increased for the Core Portfolio by approximately $4.2 million to $85.2 million for the nine months ended September 30, 1998, compared to $81.0 million for the nine months ended September 30, 1997, as a result of capital and tenant improvements made at the Properties.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $1.8 million for the Core Portfolio to $170.3 million for the nine months ended September 30, 1998 compared to $168.6 million for the nine months ended September 30, 1997 as a result of the following: Real estate taxes increased approximately $5.4 million from the prior period of which approximately $5.9 million related to a reduction in real estate tax expense recognized during the nine months ended September 30, 1997, as a result of successful tax appeals and lower property tax assessments on certain Properties. This was partially offset by tax reductions and increases in real estate taxes as a result of higher property tax assessments and tax rates in certain markets in 1998. Repairs and maintenance decreased approximately $2.2 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the nine months ended September 30, 1997. Insurance expense decreased approximately $1.1 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $22.1 million to $45.1 million for the nine months ended September 30, 1998, compared to $23.1 million for the nine months ended September 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the nine months ended September 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

PARKING OPERATIONS

The Total Portfolio and Core Portfolio selected operating information for the three and nine months ended September 30, 1998 and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                               TOTAL PARKING PORTFOLIO                       CORE PARKING PORTFOLIO
                                       ----------------------------------------    -----------------------------------------
                                                           INCREASE/       %                              INCREASE/     %
                                        1998       1997   (DECREASE)    CHANGE      1998       1997     (DECREASE)   CHANGE
                                       ------     ------- ----------   --------    ------    -------    ----------   -------
                                                                     (DOLLARS IN THOUSANDS)
Property revenues                      $7,350     $6,311    $ 1,039       16.5%   $ 5,651    $ 5,652    $    (1)         -
Interest income                             2         35        (33)     (94.3)         2         86        (84)     (97.7)%
                                     --------   --------   --------   --------   --------   --------   --------   --------
  Total revenues                        7,352      6,346      1,006       15.9      5,653      5,738        (85)      (1.5)
                                     --------   --------   --------   --------   --------   --------   --------   --------
Interest expense                        1,424        475        949      200.0      1,424        475        949      200.0
Depreciation and amortization           1,475      1,068        407       38.1      1,164        986        178       18.1
Property operating expenses             1,901      1,071        830       77.5      1,445        904        541       59.8
                                     --------   --------   --------   --------   --------   --------   --------   --------
  Total expenses                        4,800      2,614      2,186       83.6      4,033      2,365      1,668       70.5
                                     --------   --------   --------   --------   --------   --------   --------   --------
Income before allocation to
 minority interests and income
 from investment in
 unconsolidated joint ventures          2,552      3,732     (1,180)     (31.6)     1,620      3,373     (1,753)     (52.0)
Minority interests                        (84)       (79)        (5)       6.3        (84)       (79)        (5)       6.3
Income from unconsolidated
 joint ventures                           363        825       (462)     (56.0)       363        825       (462)     (56.0)
                                     --------   --------   --------   --------   --------   --------   --------   --------
Net income                             $2,831     $4,478    $(1,647)    (36.8)%   $ 1,899    $ 4,119    $(2,220)     (53.9)%
                                     ========   ========   ========   ========   ========   ========   ========   ========

Property revenues less property
 operating expenses before
 depreciation and amortization
 and interest expense                  $5,449     $5,240    $   209        4.0%   $ 4,206    $ 4,748    $  (542)    (11.4)%
                                     ========   ========   ========   ========   ========   ========   ========   ========

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.


                                               TOTAL PARKING PORTFOLIO                       CORE PARKING PORTFOLIO
                                       ----------------------------------------    -----------------------------------------
                                                           INCREASE/       %                              INCREASE/     %
                                        1998       1997   (DECREASE)    CHANGE      1998       1997     (DECREASE)   CHANGE
                                       ------     ------- ----------   --------    ------    -------    ----------   -------
                                                                     (DOLLARS IN THOUSANDS)
Property revenues                    $ 21,793   $ 16,282    $ 5,511        33.8%    $16,691    $ 15,623  $  1,068        6.8%
Interest income                            39        149       (110)      (73.8)         39         310      (271)     (87.4)
                                     --------   --------    -------     -------     -------    --------   -------    -------
  Total revenues                       21,832     16,431      5,401        32.9      16,730      15,933       797        5.0
                                     --------   --------    -------     -------     -------    --------   -------    -------
Interest expense                        4,117      2,566      1,551        60.4       4,117       2,528     1,589       62.9
Depreciation and amortization           4,326      2,703      1,623        60.0       3,395       2,665       730       27.4
Property operating expenses             5,998      3,458      2,540        73.5       4,653       3,388     1,265       37.3
                                     --------   --------    -------     -------     -------    --------   -------    -------
  Total expenses                       14,441      8,727      5,714        65.5      12,165       8,581     3,584       41.8
                                     --------   --------    -------     -------     -------    --------   -------    -------
Income before allocation to
 minority interests and income
 from investment in
 unconsolidated joint ventures          7,391      7,704       (313)       (4.1)      4,565       7,352    (2,787)     (37.9)
Minority interests                       (228)      (200)       (28)       14.0        (228)       (200)      (28)      14.0
Income from unconsolidated
 joint ventures                         1,474      1,611       (137)       (8.5)          -           -         -          -
                                     --------   --------    -------     -------     -------    --------   -------    -------
Net income                           $  8,637   $  9,115    $  (478)       (5.2)%   $ 4,337    $  7,152  $ (2,815)     (39.4)%
                                     ========   ========    =======     =======     =======    ========  ========    =======

Property revenues less property
 operating expenses before
 depreciation and amortization       $ 15,795   $ 12,824    $ 2,971        23.2%    $12,038    $ 12,235  $   (197)      (1.6)%
 and interest expense                ========   ========    =======     =======     =======    ========  ========    =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Prior to the Trust's IPO, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Units, Series B Preferred Units and Units. The Company established annual distribution rates as follows: 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit, 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit, and $1.48 per annum per Unit. The Company increased its Unit distribution from $1.28 per annum to $1.48 per annum effective for the quarter ended September 30, 1998.

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

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and Credit Facility indebtedness outstanding at September 30, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.8 million and $2.1 million) of approximately $6.4 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.



(Dollars in thousands)                                SEPTEMBER 30, 1998      DECEMBER 31, 1997
-------------------------------------------------   ---------------------   --------------------
DEBT SUMMARY:
Balance
 Fixed rate......................................           $4,592,064             $2,219,496
 Variable rate...................................            1,080,051              2,064,821
                                                    ---------------------   --------------------
  Total..........................................           $5,672,115             $4,284,317
                                                    =====================   ====================

Percent of total debt:
 Fixed rate......................................                  81%                  51.8%
 Variable rate...................................                  19%                  48.2%
                                                    ---------------------   --------------------
  Total..........................................               100.0%                 100.0%
                                                    =====================   ====================

Weighted average interest
rate at end of period:
 Fixed rate......................................                 7.2%                   7.5%
 Variable rate...................................                 6.4%                   6.9%
                                                    ---------------------   --------------------
  Weighted average...............................                 7.0%                   7.2%
                                                    =====================   ====================

     The majority of the variable rate debt shown above bore interest at various LIBOR-based floating interest rates. The weighted average spread of the Company's interest rate over the average LIBOR rate of 5.6% at September 30, 1998 was approximately .8%.

MORTGAGE FINANCING

     As of September 30, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.3 million) consisted of approximately $2.1 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $32.6 million of variable rate debt bearing interest at the 30-day LIBOR plus 1.0%. The Company's mortgage debt at September 30, 1998 will mature as follows:


Dollars in thousands
--------------------
1998...................................           $108,161
1999...................................             52,908
2000...................................            146,026
2001...................................            433,179
2002...................................             69,779
Thereafter.............................          1,285,378
                                            --------------
 Subtotal..............................          2,095,431

Net premium (net of accumulated
 amortization of $2.9 million).........              1,974
                                            --------------
Total..................................         $2,097,405
                                            ==============

     The instruments encumbering the Properties restrict transfer of the Properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

     Lines of Credit. On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points and the facility fee is equal to 20 basis points. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The outstanding balance on the $1.0 Billion Credit Facility was approximately $519.5 million as of September 30, 1998. Subsequent to September 30, 1998, the Company borrowed an additional $110.0 million on the $1.0 Billion Credit Facility.

     On August 14, 1998, the Company closed on the $328 Million Credit Facility. The facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The facility matures on August 15, 2000. The proceeds from the facility were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Company closed on the $200 Million Credit Facility. Interest accrues under the $200 Million Credit Facility at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds from the facility were used to pay down the $1.0 Billion Credit Facility.

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

     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The $250 Million MOPPRS are subject to mandatory tender on February 15, 2002.

     $775 Million Unsecured Notes and 300,000 warrants offering. In June 1998, the Company completed the $775 Million Notes Offering. The $775 Million Notes consist of three tranches with maturities of six to thirty years.

     The table below summarizes the Company's unsecured notes as of September 30, 1998:

                                        Amount           Stated  Effective
        Tranche                     (in thousands)        Rate   Rate (A)
----------------------              ---------------     -------  ---------
4 Year MOPPRS due 2002                    $250,000       6.38%     6.30%
5 Year Notes due 2003                      300,000       6.38%     6.73%
6 Year Notes due 2004                      250,000       6.50%     6.68%
7 Year Notes due 2004                       30,000       7.24%     7.26%
7 Year Notes due 2005                      400,000       6.63%     7.02%
8 Year Notes due 2005                       50,000       7.36%     7.69%
9 Year Notes due 2006                       50,000       7.44%     7.74%
9 Year Notes due 2007                      300,000       6.76%     6.76%
10 Year Notes due 2007                      50,000       7.41%     7.70%
10 Year Notes due 2008                     300,000       6.75%     7.01%
20 Year Notes due 2018                     250,000       7.25%     7.54%
30 Year Notes due 2028                     225,000       7.25%     7.31%
                                    ---------------    --------  ----------
   Subtotal                              2,455,000       6.76%     6.97%
                                                       ========  ==========
Net premium (net of accumulated
  amortization of $.2 million)               4,398
                                    ---------------
   Total                                $2,459,398
                                    ===============

(a) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     The Company filed a registration statement, which was declared effective on July 22, 1998, related to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes; (b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on October 27, 1998.

Restrictions and Covenants. Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

Below is a summary of the equity securities issued in connection with various transactions occurring since June 30, 1998:

- During the three months ended September 30, 1998 there were 23,079 share options exercised, as a result of which the Company issued a corresponding number of Units to the Trust in reliance upon a private placement exemption pursuant to Section 4(2) of the Securities Act. On July 29, 1998, the Company issued a total of 178,976 Units to accredited investors in reliance upon a private placement exemption pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder, in connection with the Second and Spring Property acquisition. The 178,976 Units are redeemable for Common Shares or, at the option of the Trust, the cash equivalent thereof.

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

     Cash and cash equivalents decreased by approximately $88.5 million, to $140.4 million at September 30, 1998, from $228.9 million at December 31, 1997. This decrease was the result of approximately $506.1 million provided by operating activities, $1,926.4 million used for investing activities and $1,331.7 million provided by financing activities. Net cash provided by operating activities increased by approximately $350.5 million to approximately $506.1 million from $155.6 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $1,269.7 million from $656.7 million to $1,926.4 million mainly due to an increase in the amount of real estate assets purchased during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Net cash provided by financing activities increased by approximately $927.3 million from $404.4 million to $1,331.7 million due primarily to the proceeds from the unsecured notes offerings reduced primarily by a net pay down in the Company's Credit Facilities and distributions to common shareholders, unitholders and preferred shareholders.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the nine months ended September 30, 1998 were approximately $21.5 million or .29 per square foot. These amounts exclude capital and tenant improvements of approximately $42.0 million incurred for the nine months ended September 30, 1998 for developments in process.

     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the nine months ended September 30, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.



                                      For the Nine Months Ended
                                         September 30, 1998
                                      -------------------------
Number of Office Properties                   285
Rentable Square Feet (in millions)           74.1
Capital Expenditures per square foot          .07

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the nine months ended September 30, 1998 excluding amounts attributable to developments in process. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:



                                                       For the Nine Months Ended
                                                         September 30, 1998
                                                       -------------------------
Number of Office Properties                                        285
Rentable square feet (in millions)                                74.1
Revenue enhancing tenant improvements and leasing
   commissions:
   Amounts (in thousands)                                      $27,524
   Per square foot improved                                      16.23  (1)
   Per total square foot                                          0.50  (2)
Non-revenue enhancing tenant improvements and leasing
   commissions:
Renewal space
   Amounts (in thousands)                                      $20,346
   Per square foot improved                                       8.09  (1)
   Per total square foot                                           .37  (2)
Retenanted space
   Amounts (in thousands)                                      $23,634
   Per square foot improved                                      16.90  (1)
   Per total square foot                                           .43  (2)
                                                          ------------
Total non-revenue enhancing (in thousands)                     $43,980
Per square foot improved                                         11.24  (1)
Per total square foot                                              .80  (2)

(1) The per square foot calculations as of September 30, 1998 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the nine months ended September 30, 1998, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of September 30, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were approximately $19.5 million, $18.4 million and $35.6 million, respectively.

(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of September 30, 1998 for revenue enhancing and non-revenue enhancing renewal and retenanted space were $.38, $.28 and $.32, respectively.

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the Credit Facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of September 30, 1998, the Company has incurred approximately $276.3 million of costs in connection with the Properties being developed.

     The Company has entered into agreements to purchase the following properties upon their completion:

  1) The Rand Tower Garage located in Minneapolis, Minnesota will be purchased upon completion anticipated to be in March 1999. The purchase price for this 589 space parking facility will be approximately $19.2 million.

  2) The Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia, will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its completion anticipated to be in August 1999. The purchase price will also include an 11.88-acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88-acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets and amounts to be incurred for tenanting the property will be approximately $88.2 million.

  3) In July 1998, the Company's Board of Trustees approved the purchase of the World Trade Center East Project in Seattle, Washington upon its anticipated completion in March 1999. The property will consist of 187,000 square feet and will cost approximately $38.6 million.

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

YEAR 2000

Overview of Y2K Problem

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19". If left uncorrected, many computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 and other key dates could result in a variety of problems from data miscalculations to the failure of entire systems.

The Year 2000 Program

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over the remainder of 1998 and 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

Phase One - Assessing the Company's Y2K Readiness

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. For the most part, the initial step of identifying systems has been completed by our information services department and building engineers through a combination of physical inspections and informational interviews with Company employees. A portion of such work with respect to the Company's secondary systems (described below) remains to be done and will be handled with the assistance of an outside consultant. A review of the telecommunications systems is being conducted by one of our affiliates.

     After identifying systems that could have a potential Y2K problem, the Company is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting information. In the case of building management systems, a database was compiled for the types of equipment, names of manufacturers and model numbers. The Company's regional engineers are each responsible for gathering information on the Y2K compliance of specific systems. In addition to examining the

Company's systems for compliance, we continue to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

Building Management Systems

The Company has identified six categories of building management systems in which we have the most exposure to potential Y2K problems. These categories include:


-    Building automation (e.g. energy management, HVAC)
-    Security card access
-    Fire and life safety
-    Elevator
-    Garage revenue control
-    Office equipment



     In April 1998, our field staff began gathering data to catalog the equipment in all of our buildings. To date, we have received approximately 75% of the information requested. We do not expect to receive 100% of the information requested due to a number of non-responsive vendors or unavailable information. By the end of November 1998, a preliminary Y2K compliance study of the building management systems outlined above is expected to be completed for all the Company's buildings. Following review of such studies, management expects to be able to determine the Company's state of readiness as to the building management systems.

Information Systems

Our information systems fall into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

Accounting and Property Management

Management believes that we have determined our exposure with respect to our accounting and property management software. Specifically, although the general ledger system is compliant, the accounts payable and property management systems are not. Upgrades from the vendor will be available in the fourth quarter of 1998. Our current expected schedule for compliance is as follows:


-    System testing - Complete
-    Test software upgrades - November 1998
-    Begin installation of upgrades -- First Quarter 1999
-    Full Y2K compliance - Second Quarter 1999



Network Operating Systems

Management believes that our network operating servers are currently approximately 75% compliant. For the remaining 25%, Novell, the manufacturer, is providing software that is expected to bring the servers into Y2K compliance. Upgrades of our network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

Desktop Software

We believe we have reviewed all of our desktop systems and software applications, identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready our desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, we currently intend to install Windows 98 and Microsoft Office 97 in all field and home office desktop systems.

Our time frame for EO 2000 is expected to be as follows:


-    Systems (hardware and software) testing for Y2K compliance - complete
- Begin installing updated software that will also provide Y2K compliance - November 1998
-    Complete installation/full compliance - October 1999

Secondary Information Systems

Our "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, and forecasting modeling software, which provides projections on property returns and other items. We are also reviewing internally developed software, such as our budget program and tenant-services system. As discussed above, we intend to retain a third party consultant during the fourth quarter of 1998 to assist us in identifying and assessing the Y2K compliance of the secondary systems. Thereafter, a time table for the replacement or upgrade of any non-compliant secondary systems will be developed.

Telecommunication Systems

In general, we believe that our internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. Although there could be some convenience issues such as inaccurate voice-mail message date stamps, such problems are not expected to be material and, in large part, should be corrected prior to the year 2000.

Phase Two - Determining the Cost of Achieving Y2K Readiness and Implementing the Y2K Action Plan

In large part, the work to date on Phase One of the Program has been performed by our employees without additional cost to the Company. Although we intend to retain a third party consultant to assist us in completing Phase One, the cost of such consultant cannot currently be determined. Likewise, we have not yet analyzed the studies of the building management systems or completed the action plan for the 1999 property budgets. Such information should be available by the end of November 1998. It is our belief that a large part of the cost of bringing the building management systems into compliance will be considered to be an operating expense that is reimbursable to the Company under most tenant leases. The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. Based upon review of the studies and the formulation of the building operational budgets for 1999, management will develop an action plan for bringing the building management systems into compliance.

Phase Three - Assessing the Risks to the Company of Non-Compliance

Management does not believe that the impact of the Y2K problem will have a material adverse effect on the Company's financial condition and results of operations. Such belief is based on our analysis of the risks to the Company related to our own potential Y2K problems discussed above and our assessment of the Y2K problems of our vendors, suppliers and customers.

Failure of Building Management Systems

Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that each of the Company's Properties have, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one building should have no effect on the other Company buildings. In addition, based upon the study results received to date, we believe that we will have sufficient time to correct those system problems within our control before the year 2000. We have already begun preliminary testing of building systems at several of our buildings sites, including Westbrook Corporate Center, Two California Plaza and State Street Bank Building. Testing of essential building management systems will continue throughout 1999.

In the event we do experience a failure of essential building management systems at one or more of our buildings, whether due to a failure of one of our systems or an interruption of utilities, management believes that the individual tenant leases will protect us from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of our leases eliminate, limit or quantify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a non-contractual basis (e.g. in tort), it is our belief that our efforts to identify and solve Y2K problems will minimize such risk. We have also attempted to allocate the risk of non-compliance to the vendors and manufacturers of the building management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data. Management believes that although there is no assurance that adequate coverage will be available at a commercially reasonable cost, we may attempt to contract for insurance to minimize the risks of Y2K liability.

Failure of Information Systems

Since the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if we were to experience problems with the information systems, the payment of rent under the leases would not be excused. In addition, we expect to correct those information system problems within our control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

The Y2K Problems of our Vendors

The success of our business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of our manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, we expect to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

The Y2K Problems of our Customers

Due to our broad customer/tenant base, the success of our business is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and results of operations if any one of our tenants ceases to conduct business (and pay rent) due to Y2K related problems. As part of our efforts to keep our tenants advised as to the steps we are taking to address potential Y2K problems, we have also requested that such tenants provide us with periodic updates as to their Y2K readiness.

Doomsday Scenario

We are aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. We are unable to determine whether such predictions are true or false. As mentioned above, we expect that the nature of our income (rent from good credit tenants under long term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, we assume that all companies (including ours) will experience the effects in one way or another.

Phase Four - Developing Contingency Plans

We currently do not have a contingency plan in place. Once we have proceeded further in the completion of the initial phases of the Program, contingency plans are expected to be developed.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended September 30, 1998 and 1997 on a historical basis:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                -----------------------------------
(Dollars in thousands)                                               1998               1997  (a)
---------------------------------------------------------------------------------------------------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures and extraordinary items:                              $  96,176                $  45,736
Add back (deduct):
  (Income) allocated to minority interests for
   partially owned properties                                         (572)                    (312)
  Income from investment in unconsolidated
   joint ventures                                                    3,129                    1,383
  Depreciation and amortization (real estate
   related)                                                         80,388                   26,715
  Net amortization of net premium on mortgage debt                     285                    1,267
  Preferred distributions                                           (8,427)                       -
                                                             -------------            -------------
Funds from Operations before effect of adjusting
 straight-line rental revenue and expense included in
 Funds from Operations to a cash basis (b)                         170,979                   74,789
 Deferred rental revenue                                           (17,686)                  (8,705)
 Deferred rental expense                                               654                      549
                                                             -------------            -------------
Funds from Operations excluding straight-line rental
 revenue and expense adjustments                                 $ 153,947                $  66,633
                                                             =============            =============


Cash Flow Provided By (Used For):
 Operating Activities                                            $ 160,449                $  64,952
 Investing Activities                                            $(650,384)               $ (84,069)
 Financing Activities (c)                                        $ 577,540                $  89,919
Ratio of earnings to combined fixed charges and
 preferred share distributions                                         1.8                      2.3

(a) Represents the combined results of Equity Office Predecessors for the period from July 1, 1997 to July 10, 1997 and the Company from July 11, 1997 to September 30, 1997.

(b) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
     Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(c) For the quarter ended September 30, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the nine month periods ended September 30, 1998 and 1997 on a historical basis:

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------
(Dollars in thousands)                                           1998               1997  (a)
---------------------------------------------------------------------------------------------
Income before allocation to minority interests,
 income from investment in unconsolidated joint
 ventures, gain on sales of real estate and
 extraordinary items:                                        $   278,386         $  93,977
Add back (deduct):
 (Income) allocated to minority interests for
  partially owned properties                                      (1,608)           (1,191)
 Income from investment in unconsolidated
  joint ventures                                                   8,155             3,408
 Depreciation and amortization (real estate
  related)                                                       223,386            85,709
 Net amortization of net premium on mortgage debt                    816             1,267
  Preferred distributions                                        (23,130)                -
                                                            ------------      ------------
Funds from Operations before effect of adjusting
 straight-line rental revenue and expense included in
 Funds from Operations to a cash basis (b)                       486,005           183,170
 Deferred rental revenue                                         (50,406)          (16,395)
 Deferred rental expense                                           1,960             1,647
                                                            ------------      ------------
Funds from Operations excluding straight-line rental
 revenue and expense adjustments                             $   437,559         $ 168,422
                                                            ============      ============
Cash Flow Provided By (Used For):
 Operating Activities                                        $   506,140         $ 155,625
 Investing Activities                                        $(1,926,369)        $(656,702)
 Financing Activities (c)                                    $ 1,331,732         $ 404,444
Ratio of earnings to combined fixed charges and
 preferred share distributions                                       1.9               1.8

(a) Represents the combined results of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the Company from July 11, 1997 to September 30, 1997.

(b) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
     Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(c) For the nine months ended September 30, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      (27) Financial Data Schedule

(b) Reports on Form 8-K:

      (1)  A report on Form 8-K, dated September 3, 1998 containing Item 7.

      (2)  A report of Form 8-K, dated September 30, 1998 containing Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               EOP OPERATING LIMITED PARTNERSHIP



Date:  November 10, 1998              By: /s/  Stanley Stevens
                                               -------------------------------
                                               Stanley Stevens
                                               Executive Vice President, Chief
                                               Legal Counsel and Secretary



Date:  November 10, 1998              By: /s/  Richard Kincaid
                                               -------------------------------
                                               Richard Kincaid
                                               Executive Vice President, Chief
                                               Financial Officer