Form 10-K
period 1998-12-31
EOP OPERATING LTD PARTNERSHIP
filed 1999-03-30
CIK 1043866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998 or
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from           to
                        COMMISSION FILE NUMBER: 1-13625
                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-4156801
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)                                     60606
         TWO NORTH RIVERSIDE PLAZA,                             (Zip Code)
        SUITE 2200, CHICAGO, ILLINOIS
  (Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                       -----------------------------------------
                          None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                Units of Limited Partnership Interest ("Units")
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No
     The aggregate market value of the Units held by non-affiliates of the registrant as of March 12, 1999 was $7,121,975,052.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1.
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    14
Item 3.    Legal Proceedings...........................................    24
Item 4.    Submission of Matters to a Vote of Security Holders.........    25
PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................    26
Item 6.    Selected Financial Data.....................................    29
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    32
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    57
Item 8.    Financial Statements........................................    59
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    97
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........    98
Item 11.   Executive Compensation......................................   102
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   108
Item 13.   Certain Relationships and Related Transactions..............   109

PART IV.
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   111

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     As used herein, the terms "we," "us," "our," "EOP Operating," "Operating Partnership" or the "Company" refer to EOP Operating Limited Partnership, a Delaware limited partnership, individually or together with its subsidiaries and predecessors. Together with our sole managing general partner, Equity Office Properties Trust, a Maryland real estate investment trust ("Equity Office" or the "Trust"), we were formed to continue and expand the national office property business organized by Mr. Samuel Zell, the Chairman of the Board of Equity Office, and to complete the consolidation of our predecessors. We are a fully integrated, self-managed real estate company engaged in acquiring, owning, managing and leasing office properties and parking facilities.

     As of December 31, 1998, we owned or had an interest in 284 office properties containing approximately 75.1 million rentable square feet of office space and owned 19 stand-alone parking facilities containing approximately 18,059 parking spaces. The weighted average occupancy for our office properties at December 31, 1998 was approximately 95.0%. Our office properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The office properties, by rentable square feet, are located approximately 53% in central business districts, or "CBDs," and 47% in suburban markets.

     Equity Office has elected to be taxed as a real estate investment trust, or "REIT," for federal income tax purposes. To facilitate maintenance of Equity Office's qualification as a REIT for federal income tax purposes, we generally conduct the management of properties that are not wholly owned by us and our subsidiaries and certain other business activities through taxable corporations in which we own substantially all of the equity but little or no voting stock. We refer to these corporations as our "noncontrolled subsidiaries."

     Our executive offices are located at Two North Riverside Plaza, Suite 2200, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1998, we invested approximately $12.5 billion, averaging $2.7 billion annually for the four years ended December 31, 1998, calculated on a cost basis, in acquisitions of institutional quality office properties and parking facilities throughout the United States. During the year ended December 31, 1998, we completed 12 acquisition transactions in which we acquired 28 office properties, containing an aggregate of approximately
10.4 million square feet of rentable space and two parking facilities containing 1,310 spaces. The aggregate consideration we paid for these acquisitions during 1998 was approximately $2,534.5 million, comprised of $1,923.7 million in cash, $204.0 million in Equity Office's common shares and units of limited partnership interest in EOP Operating and $406.8 million in assumed liabilities.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. We intend to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants across the United States. We supplement this strategy by owning parking facilities.

     INTERNAL GROWTH.  We believe that our future internal growth will come from
(i) lease up of vacant space, (ii) tenant roll-over at increased rents where market conditions permit, (iii) repositioning of certain properties which have not yet achieved stabilization, (iv) the reduction of various expenses as a percentage of revenues, and (v) capital market efficiencies.

     As of December 31, 1998, 3.7 million rentable square feet of our office property space was vacant. During the period from December 31, 1998 through December 31, 2003, 5,376 leases for 43.3 million rentable square feet of space are scheduled to expire. As of December 31, 1998, the average rent for this space was $23.22 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     We own undeveloped land on which office space could be developed, assuming our receipt of all necessary permits and licenses. Our policy is to develop land only when market conditions warrant. Although we may develop properties ourselves, a portion of this activity may be conducted with joint venture partners.

     EXTERNAL GROWTH. Assuming that capital is available to us on reasonable terms, we expect to actively pursue, over the long term, acquisitions of additional office properties and parking facilities. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for our equity or debt securities. Such acquisitions may be customary real estate transactions and/or mergers or other business combinations.

     PARKING FACILITIES. We intend to focus any acquisition efforts for parking facilities on municipal or private parking facilities that have limited competition, minimal or no rental rate restrictions, and/or a superior location proximate to or affiliated with airports, CBDs, entertainment projects or healthcare facilities.

                                   EMPLOYEES

     As of December 31, 1998, we had approximately 1,680 employees providing in-house expertise in:

     -  property management
     -  leasing
     -  finance
     -  tax
     -  acquisition
     -  development
     -  disposition
     -  marketing
     -  accounting
     -  information systems
     -  law

     Equity Office's five most senior executives have an average tenure of 9 years with us or our affiliates and an average of 23 years experience in the real estate industry.

                 EXECUTIVE AND SENIOR OFFICERS OF EQUITY OFFICE

     As of March 12, 1999, the following executive and senior officers of Equity Office held the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

         NAME            AGE                          OFFICE HELD
-----------------------  ---  ------------------------------------------------------------
Timothy H. Callahan....   48  President and Chief Executive Officer
Michael A. Steele......   52  Executive Vice President -- Real Estate Operations and Chief
                              Operating Officer
Richard D. Kincaid.....   37  Executive Vice President and Chief Financial Officer
Stanley M. Stevens.....   50  Executive Vice President, Chief Legal Counsel and Secretary
Gary A. Beller.........   52  Executive Vice President -- Parking Facilities
Peter H. Adams.........   52  Senior Vice President -- Pacific Region
Sybil J. Ellis.........   45  Senior Vice President -- Acquisitions
Maureen O. Fear........   42  Senior Vice President -- Treasurer
Debra L. Ferruzzi......   38  Senior Vice President and Executive Advisor
Frank Frankini.........   44  Senior Vice President -- Design & Construction
David A. Helfand.......   34  Senior Vice President -- New Business Development
Jeffrey L. Johnson.....   39  Senior Vice President -- Investments and Chief Investment
                              Officer
Peter D. Johnston......   42  Senior Vice President -- Southwest Region
Kim J. Koehn...........   43  Senior Vice President -- West Region
Frances P. Lewis.......   45  Senior Vice President -- Corporate Communications
Anita A. Loch..........   50  Senior Vice President -- Human Resources
Gregory S. Mancuso.....   41  Senior Vice President -- Information Systems
Diane M. Morefield.....   40  Senior Vice President -- Investor Relations
Christopher P. Mundy...   37  Senior Vice President -- Northwest Region
David H. Naus..........   44  Senior Vice President -- Acquisitions
Arvid J. Povilaitis....   38  Senior Vice President -- Central Region
John C. Schneider......   40  Senior Vice President -- Legal and Associate General Counsel
                              for Property Operations
Mark E. Scully.........   40  Senior Vice President -- Southeast Region
Michael E. Sheinkop....   36  Senior Vice President -- Real Estate Services

     Timothy H. Callahan has been a trustee, Chief Executive Officer and President of Equity Office since October 1996. Mr. Callahan served on the Board of Managers and was the Chief Executive Officer of Equity Office Holdings, L.L.C ("EOH"), and Equity Office Properties, L.L.C. ("EOP LLC"), predecessors of Equity Office, from August 1996 until October 1997. Mr. Callahan was Executive Vice President and Chief Financial Officer of Equity Group Investments, Inc. ("EGI"), an owner, manager and financier of real estate and corporate investments, from January 1995 until August 1996, was Executive Vice President of EGI from November 1994 through January 1995 and was Senior Vice President of EGI from July 1992 until November 1994. Mr. Callahan was Vice
President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, in Youngstown, Ohio, from July 1988 until July 1992. Mr. Callahan was employed by Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Michael A. Steele has been Executive Vice President -- Real Estate Operations and Chief Operating Officer for Equity Office since March 1998 and was Executive Vice President -- Real Estate Operations of Equity Office from October 1996 until February 1998. Mr. Steele was President and Chief Operating Officer of EOP LLC from July 1995 until October 1997. Mr. Steele was Executive Vice President of EOH from July 1995 until October 1997. Mr. Steele was President and Chief Operating Officer of Equity Office Properties, Inc., a subsidiary of EGI which provided real estate property management services ("EOP, Inc."), from November 1993 through October 1995. Mr. Steele was President and Chief Executive Officer of First Office Management, a former division of Equity Property Management, Inc., that provided real estate property management services ("FOM"), from June 1992 until October 1993. Mr. Steele was Senior Vice

President and regional director for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from April 1987 until June 1992.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of Equity Office since March 1997 and was Senior Vice President and Chief Financial Officer of Equity Office from October 1996 until March 1997. Mr. Kincaid was Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997. Mr. Kincaid was Senior Vice President of EGI from February 1995 until July 1995. Mr. Kincaid was Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995. Mr. Kincaid was Senior Vice
President -- Finance for EGI from December 1993 until July 1994. Mr. Kincaid was Vice President -- Finance for EGI from August 1990 until December 1993. Mr. Kincaid was Vice President for Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Stanley M. Stevens has been Executive Vice President, Chief Legal Counsel and Secretary of Equity Office since October 1996. Mr. Stevens was Executive Vice President and General Counsel of EOH from September 1996 until October 1997. Mr. Stevens was a vice president of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois, from December 1993 until September 1996. Mr. Stevens was a partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

     Gary A. Beller has been Executive Vice President -- Parking Facilities of Equity Office since March 1997. Mr. Beller has been President of Equity Capital Holdings L.L.C., the general partner of Equity Capital Holdings, L.P., an asset manager of parking facilities, since August 1997. Mr. Beller was Senior Vice President -- Redevelopment of Equity Assets Management, Inc., a former subsidiary of EGI which provided real estate asset management services ("EAM") from October 1987 until March 1997.

     Peter H. Adams has been Senior Vice President -- Pacific Region of Equity Office since March 1998 and was Regional Vice President -- Pacific Region of Equity Office from March 1997 until February 1998. Mr. Adams was Vice
President -- Group Manager of EOH from July 1994 until July 1995, and Vice President -- Regional Manager from July 1995 until March 1997. Mr. Adams was President of Adams Equities, a private real estate consulting firm, from 1990 to 1994.

     Sybil J. Ellis has been Senior Vice President -- Acquisitions of Equity Office since March 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997. Ms. Ellis was Senior Vice
President -- Acquisitions of EOP, Inc. from July 1994 through July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994. Ms. Ellis was Vice President -- Acquisitions of EAM from March 1990 until October 1993.

     Maureen O. Fear has been Senior Vice President -- Treasurer of Equity Office since November 1998. Ms. Fear was Assistant Treasurer of Comdisco, Inc. from 1992 until November 1998. From 1989 until 1992, Ms. Fear was Cash Manager of Comdisco, Inc. and from 1984 until 1989, Ms. Fear was Transaction Analyst, Private Placement Group of Comdisco, Inc.

     Debra L. Ferruzzi has been Senior Vice President and Executive Advisor of Equity Office since June 1998. Ms. Ferruzzi was Senior Vice President -- Finance for EGI from December 1995 until June 1998. Ms. Ferruzzi was Vice President of EAM from December 1992 until December 1995. She was employed by EGI from 1982 until May 1998.

     Frank Frankini has been Senior Vice President -- Design and Construction of Equity Office since March 1997. Mr. Frankini was Senior Vice President -- Design and Construction of EOP LLC from July 1995 until October 1997. Mr. Frankini was Senior Vice President -- Engineering and Operations of EOP, Inc. from November 1993 until July 1995. Mr. Frankini was Senior Vice President -- Engineering and Operations of FOM from October 1990 until October 1993. Mr. Frankini was National Director of Engineering and Operations for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from October 1984 until October 1990.

     David A. Helfand has been Senior Vice President -- New Business Development of Equity Office since July 1998. Mr. Helfand was Managing Director of Equity International Properties, Ltd. from December 1997 until

July 1998. Mr. Helfand was Chief Executive Officer of Manufactured Home Communities, Inc. from August 1996 until December 1997 and was President of Manufactured Home Communities, Inc. from January 1995 until July 1996. From December 1992 until February 1995, Mr. Helfand was Chief Financial Officer and from March 1994 until January 1995, he was Vice President of Manufactured Home Communities, Inc. Since May 1995, Mr. Helfand has been a member of the Board of Directors of Manufactured Home Communities, Inc.

     Jeffrey L. Johnson has been Senior Vice President -- Investments and Chief Investment Officer for Equity Office since March 1998 and was Senior Vice President -- Investments for Equity Office from March 1997 until February 1998. Mr. Johnson was Senior Vice President -- Asset Management for EOH from July 1996 until October 1997. Mr. Johnson was Senior Vice President -- Acquisitions for EOH from July 1995 until July 1996. Mr. Johnson was Senior Vice
President -- Acquisitions of EOP, Inc. from December 1994 until July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until December 1994. Mr. Johnson was Vice President Acquisitions of EAM from September 1990 until October 1993. Mr. Johnson was an Investor and Asset Manager for Aldrich Eastman Waltch, Inc., a real estate advisor in Boston, Massachusetts, from August 1987 until August 1990. Mr. Johnson was Senior Project Manager in the real estate investment group for First Wachovia, Inc., a commercial bank in Winston-Salem, North Carolina, from July 1983 until August 1987.

     Peter D. Johnston has been Senior Vice President -- Southwest Region of Equity Office since March 1998 and was Regional Vice President -- Southwest Region from January 1998 until February 1998. Mr. Johnston was Senior Vice President -- National Accounts from April 1993 until February 1998.

     Kim J. Koehn has been Senior Vice President -- West Region of Equity Office since March 1998 and was Regional Vice President -- West Region from March 1997 until February 1998 and was also Regional Vice President Southwest Region from March 1997 until December 1997. Mr. Koehn was Senior Vice President -- Asset Management of EOH from December 1995 to February 1997. Mr. Koehn was a Vice President of EOH from June 1993 until December 1995.

     Frances P. Lewis has been Senior Vice President -- Corporate Communications of Equity Office since April 1997. Ms. Lewis was Vice President -- Corporate Communications of EGI from November 1994 until April 1997. Ms. Lewis was Vice President -- Publications of EGI from September 1988 until October 1994.

     Anita A. Loch has been Senior Vice President -- Human Resources of Equity Office since January 1999. Ms. Loch was Vice President of Human Resources of Moore Corporation, Ltd. from 1997 until December 1998. From 1992 until 1997, Ms. Loch was Vice President of Human Resources of Continental Can Europe, White Cap, Inc. Division.

     Gregory S. Mancuso has been Senior Vice President -- Information Systems of Equity Office since October 1998. Mr. Mancuso was Senior Vice President, Business Systems Integration Group of ERE Yarmouth from 1997 until September 1998. Mr. Mancuso was Senior Vice President/CIO of The Yarmouth Group, Inc., from 1994 until 1997, and was Senior Vice President of The Yarmouth Group, Inc. from 1991 until 1994. Mr. Mancuso held various positions at The Yarmouth Group, Inc. from 1982 through 1997.

     Diane M. Morefield has been Senior Vice President -- Investor Relations since January 1999 and was Senior Vice President -- Finance/Capital Markets of Equity Office from July 1997 until December 1998. Ms. Morefield was Senior Manager in the Corporate Finance practice of Deloitte & Touche, a public accounting and consulting firm, from November 1994 until July 1997. Ms. Morefield was Executive Vice President of the Fordham Company, a real estate development company located in Chicago, Illinois, from November 1993 until November 1994. Ms. Morefield was Vice President and Team Leader for the Real Estate Group division, in the Midwest, of Barclays Bank PLC from August 1983 until November 1993.

     Christopher P. Mundy has been Senior Vice President -- Northeast Region of Equity Office since March 1998, and was Regional Vice President -- Northeast Region from July 1997 until February 1998. Mr. Mundy was Vice
President -- Leasing of EOH from November 1991 until July 1997.

     David H. Naus has been Senior Vice President -- Acquisitions of Equity Office since March 1997. Mr. Naus was Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997.

Mr. Naus was Vice President -- Acquisitions of EOH from July 1995 until December 1995. Mr. Naus was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995. Mr. Naus was Vice President -- Acquisitions of EAM from November 1992 until November 1993. Mr. Naus was Vice President of EAM from October 1988 until November 1992.

     Arvid A. Povilaitis has been Senior Vice President -- Central Region of Equity Office since March 1998 and was Regional Vice President -- Central Region from March 1997 until February 1998. Mr. Povilaitis was Vice President -- Asset Management of EOH from August 1994 until February 1997. Mr. Povilaitis was Vice President Investment Properties of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until August 1994. Mr. Povilaitis was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from January 1983 until January 1994, most recently serving as Second Vice President.

     John C. Schneider has been Senior Vice President -- Legal and Associate General Counsel for Property Operations of Equity Office since July 1998. From January 1997 until June 1998, Mr. Schneider was a Vice President of Equity Office. From January 1994 until December 1996, Mr. Schneider was a vice president of Rosenberg & Liebentritt, P.C.

     Mark E. Scully has been Senior Vice President -- Southeast Region of Equity Office since March 1998 and was Regional Vice President for the Southeast Region from March 1997 until February 1998. Mr. Scully was Vice President -- Regional Leasing Director of EOH from January 1995 until February 1997. Mr. Scully was Regional Leasing Director of EOH from September 1991 until December 1994.

     Michael E. Sheinkop has been Senior Vice President -- Real Estate Services of Equity Office since January 1999 and was Senior Vice President -- Portfolio Management of Equity Office from November 1997 until December 1998. Mr. Sheinkop was Senior Vice President -- Divisional Manager of EOH from March 1997 until October 1997 and for Equity Office from March 1997 through December 1997. Mr. Sheinkop was Senior Vice President -- Asset Management of EOH from December 1995 until February 1997. Mr. Sheinkop was Vice President -- Asset Management of EOH from July 1995 until December 1995. Mr. Sheinkop was Vice President -- Asset Management of EOP, Inc. from November 1993 until July 1995. Mr. Sheinkop was Vice President of EAM from March 1990 until November 1993.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material to investors who purchase or own our units of limited partnership interest. Our units of limited partnership interest are redeemable on a one-for-one basis for Equity Office's common shares of beneficial interest or their cash equivalent, at the election of Equity Office. We refer to our units as our "securities," and the investors who own units as our "securityholders."

     WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS. We have grown rapidly since Equity Office's IPO in July 1997. As of December 31, 1998, we owned interests in 284 office properties containing
75.1 million square feet. We also owned interests in 19 parking facilities containing approximately 18,059 parking spaces. On a square footage basis, our office portfolio grew by 133% and our parking portfolio grew by 22%, based on the number of parking spaces, from the time of the IPO in July 1997 through the end of 1998. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders.

     OUR PERFORMANCE AND PROPERTY VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. Factors that may adversely affect the economic performance and value of our properties include:

     -  changes in the national, regional and local economic climates;

     - local conditions such as an oversupply of office properties or a reduction in demand for office properties;

     -  the attractiveness of our properties to tenants;

     -  competition from other available office properties;

     - changes in market rental rates and the need to periodically repair, renovate and relet space;

     -  our ability to collect rent from tenants; and

     - our ability to pay for adequate maintenance, insurance and other operating costs, including real estate taxes which may increase over time as markets stabilize, and which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms or less favorable than the market has anticipated in the valuation of our shares. From now through December 31, 2003, leases will expire on a total of 61% of the currently occupied rentable square feet at our current properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

     NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to actively acquire office and parking properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position.

     COMPETITION FOR ACQUISITIONS COULD RESULT IN INCREASED PRICES FOR PROPERTIES. We expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for office properties.

     BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our securityholders. In addition, sales of appreciated real property could generate adverse tax consequences, which may make it disadvantageous for us to sell properties.

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

     We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject to coverage limitations. We cannot assure securityholders that material losses in excess of insurance proceeds will not occur in the future.

     SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL
CONDITION. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to securityholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing."

     OUR OBLIGATION TO COMPLY WITH FINANCIAL COVENANTS IN OUR DEBT COULD RESTRICT OUR RANGE OF OPERATING ACTIVITIES. The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases. In addition, our credit facilities contain customary restrictions, requirements to and other limitations on our ability to incur indebtedness, including debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured indebtedness. These covenants reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot satisfy them.

     OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the value of our preferred units and the market value of our units, was approximately 44.4% as of December 31, 1998. Our leverage could have important consequences to securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW. Advances under our three credit facilities bear interest at variable rates based upon one-month and 90-day LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

     WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES. To facilitate maintenance of Equity Office's REIT qualification, we have "noncontrolled subsidiaries" that provide management and other services for properties that we do not wholly own. While we generally own from 95% to 99% of the economic interest in the noncontrolled subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell. We therefore do not control the timing or amount of distributions or the management and operation of the noncontrolled subsidiaries, and this prevents us from controlling decisions relating to the declaration and payment of distributions and the business policies and operations of the noncontrolled subsidiaries. As of December 31, 1998, we had five noncontrolled subsidiaries, including:

     - Equity Office Properties Management Corp. and Beacon Property Management Corporation, which we refer to as the "management companies," which manage several properties that we do not wholly own;

     - Beacon Construction Company, Inc., which provides third-party construction services; and

     - EOP Office Company, which owns a noncontrolling interest in Wright Runstad Associates Limited Partnership, a provider of third-party development and management services.

     MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT COMPANIES AND CERTAIN OF THE PROPERTIES WE MANAGE BUT DO NOT OWN. The management companies and Beacon Property Management, L.P. provide property management services and, in most cases, asset management services to several properties, certain of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees we receive from these properties are at current market rates, we cannot assure securityholders that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the management companies. See "We do not control our management and services businesses" above.

     MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of Equity Office's IPO, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies.

Mr. Zell's continued involvement in other investment activities could result in competition for us as well as management decisions which might not reflect the interests of our securityholders. Mr. Zell's noncompetition agreement does not apply to activities outside the United States.

     ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

     - the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination;

     - such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

     - even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     - third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require (1) that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, (2) that they notify and train those who may come into contact with asbestos, and (3) that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

     These environmental assessments have not revealed any environmental liabilities at the properties that would require us to make payments of amounts material to our business, nor are we aware of any such material environmental liability. Asbestos is in a number of the office properties, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled so as to cause the release of asbestos fibers. We are currently properly managing and maintaining all of the asbestos and we are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

     For a few of the properties, the environmental assessments note potential offsite sources of contamination such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from certain prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability.

     WE ARE DEPENDENT ON KEY PERSONNEL. We depend on the efforts of Mr. Zell and Equity Office's executive officers, particularly Mr. Callahan. If they resigned, our operations could be adversely affected. Equity Office does not have employment agreements with Mr. Zell or its executive officers.

     CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD REQUIRE US TO MAKE SUBSTANTIAL PAYMENTS. The properties we acquired in our formation and in our merger with Beacon Properties L.P. were acquired subject to liabilities and without any recourse with respect to unknown liabilities. In addition, we have acquired numerous other properties where we have only limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon any of those properties, we might have to pay substantial sums to settle it. Any such payments could adversely affect our cash flow and our ability to service debt and make distributions to securityholders. Unknown liabilities with respect to properties acquired might include:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - unasserted claims of tenants, vendors or other persons dealing with the former entities of the properties;

     -  liabilities incurred in the ordinary course of business; and

     - claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

     In the future, we may face additional risks of contingent or undisclosed liabilities as a result of mergers, other business combinations or similar transactions.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH. To qualify as a REIT, Equity Office must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. Our partnership agreement generally requires us to distribute substantially all of our net cash revenues each quarter and to make reasonable efforts to distribute to Equity Office enough cash for it to meet the 95% distribution requirement. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of securityholders' interests, and additional debt financing may substantially increase our leverage.

     EQUITY OFFICE INTENDS TO QUALIFY AS A REIT, BUT WE CANNOT GUARANTEE THAT IT WILL QUALIFY. We believe that, since 1997, the year of the IPO, Equity Office has qualified for taxation as a REIT for federal income tax purposes. If Equity Office qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes currently to shareholders. Equity Office plans to continue to meet the requirements for taxation as a REIT but we cannot assure shareholders that it will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that Equity Office is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of Equity Office's gross income must be income specified in the REIT tax laws, including "rents from real property." Equity Office is also required to distribute to shareholders at least 95% of its REIT taxable income, excluding capital gains. The fact that Equity Office holds its assets through EOP Operating and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize its REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for Equity Office to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

     If Equity Office failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted relief under statutory provisions, Equity Office would remain disqualified as a REIT for the four years following the year Equity Office first failed to qualify. If Equity Office failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. In addition, Equity Office would no longer be required to make any distributions to shareholders but EOP Operating would still be required to distribute quarterly substantially all of its net cash revenues to its securityholders, including Equity Office as holder of a majority of our units.

     EQUITY OFFICE PAYS SOME TAXES. Even if Equity Office qualifies as a REIT, it may be required to pay some federal, state and local taxes on its income and property. In addition, any net taxable income earned directly by the noncontrolled subsidiaries is subject to federal and state corporate income tax.

     WE INTEND TO QUALIFY AS A PARTNERSHIP, BUT CANNOT GUARANTEE THAT WE WILL QUALIFY. We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as a corporation for federal income tax purposes if we are a "publicly traded partnership," unless at least 90% of our income is qualifying income as defined in the tax code. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that we will meet this qualifying income test, but we cannot guarantee that we will. If we were to be taxed as a corporation, we would incur substantial tax liabilities, Equity Office would fail to qualify as a REIT for tax purposes and Equity Office's and our ability to raise additional capital would be impaired.

     PROPOSED LEGISLATION, IF ENACTED, COULD REQUIRE US TO RESTRUCTURE OUR OWNERSHIP OF THE NONCONTROLLED SUBSIDIARIES. The Clinton Administration's fiscal year 2000 budget proposal, announced February 1, 1999, includes a proposal that would prohibit a REIT from owning more than 10% of the vote or value of the outstanding securities of any corporation, except for a qualified REIT subsidiary or another REIT. Currently, a REIT cannot own more than 10% of the outstanding voting securities of any one issuer. A REIT can, however, own more than 10% of the value of the stock of a corporation, so long as not more than 25% of the REIT's total assets are comprised of stock of corporations, except for qualified REIT subsidiaries or other REITs, and the stock of any single corporation does not account for more than 5% of the value of the REIT's total assets. The proposal also contains an exception to the 5% and 10% asset tests that would allow a REIT to have "taxable REIT subsidiaries," including both "qualified independent contractor subsidiaries," which could perform noncustomary and other currently prohibited services for tenants and other customers, and "qualified business subsidiaries," which could undertake third-party management and development activities as well as other non-real estate related activities. Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a REIT's total assets could consist of qualified independent contractor subsidiaries. Under the budget proposal, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment and a REIT would be allowed to combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. A transition period would allow for conversion of existing corporate subsidiaries before the 10% vote or value test would become effective. For Equity Office's taxable years after the effective date of the proposal and after any applicable transition period, the 10% vote or value test would apply to Equity Office's ownership in any of the noncontrolled subsidiaries not converted into taxable REIT subsidiaries. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted or, if enacted, what the terms, including the effective date, of such proposal will be.

ITEM 2.  PROPERTIES.

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the Financial Statements set forth in Item 8.

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1998, the Company owned or had an interest in 284 Office Properties containing approximately 75.1 million rentable square feet of office space and owned an interest in 19 Parking Facilities containing approximately 18,059 parking spaces. The Office Properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The Office Properties by rentable square feet are located approximately 53% in central business districts and approximately 47% in suburban markets. As of December 31, 1998, the Office Properties were, on a weighted average basis, 95.0% occupied by a total of 6,422 tenants, with no single tenant accounting for more that 1.7% of the Company's aggregate annualized rent (except for the U.S. General Services Administration, which accounted for 3.5% of annualized rent.)

     All Property data is as of December 31, 1998.

OFFICE PROPERTIES BY REGION

                                  NUMBER OF      APPROXIMATE       PERCENT OF TOTAL                        ANNUALIZED
                                    OFFICE     RENTABLE SQUARE    OFFICE PROPERTIES                           RENT
PRIMARY MARKET                    PROPERTIES        FEET         RENTABLE SQUARE FEET   PERCENT OCCUPIED   (000'S)(1)
--------------                    ----------   ---------------   --------------------   ----------------   ----------
Central.........................      31         13,339,779              17.8%                95.1%        $ 297,249
Northeast.......................      90         21,497,179              28.5%                97.1%          604,024
Southeast.......................      47          7,774,199              10.4%                95.5%          140,771
Southwest.......................      32         10,866,482              14.5%                91.4%          177,224
West............................      40         11,606,805              15.5%                94.3%          220,329
Pacific.........................      44         10,016,283              13.3%                94.8%          230,400
                                     ---         ----------             ------               ------        ----------
Total/Weighted Average..........     284         75,100,727             100.0%                95.0%        $1,669,996
                                     ===         ==========             ======               ======        ==========

                                    PERCENT OF                  ANNUALIZED RENT
                                     PORTFOLIO      NUMBER OF    PER OCCUPIED
PRIMARY MARKET                    ANNUALIZED RENT    LEASES     SQUARE FEET(1)
--------------                    ---------------   ---------   ---------------
Central.........................       17.8%          1,196         $23.43
Northeast.......................       36.2%          1,508         $28.90
Southeast.......................        8.4%            577         $18.96
Southwest.......................       10.6%          1,155         $17.85
West............................       13.2%          1,279         $20.13
Pacific.........................       13.8%            707         $24.26
                                      ------          -----         ------
Total/Weighted Average..........      100.0%          6,422         $23.40
                                      ======          =====         ======

---------------

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1998, for the 12 months ending December 31, 1999, are approximately $7.1 million.

OFFICE PROPERTY STATISTICS

     The following table sets forth certain information relating to each Office Property as of December 31, 1998.

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       1       1992           1,010,520             1.3%            98.4%    $   22,103       1.3%
   200 West Adams..............       1       1985/1996        677,222             0.9%            85.7%        12,747       0.8%
   30 N. LaSalle Street(2).....       1       1974/1990        925,950             1.2%            98.6%        21,366       1.3%
   One North Franklin..........       1       1991             617,592             0.8%            98.3%        13,583       0.8%
 Lake County
   Tri-State International.....       5       1986             546,263             0.7%            96.2%        11,872       0.7%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       48         $22.22
   200 West Adams..............       59         $21.96
   30 N. LaSalle Street(2).....      125         $23.39
   One North Franklin..........       55         $22.38
 Lake County
   Tri-State International.....       42         $22.60

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 O'Hare
   Presidents Plaza............       4       1980-1982        815,604             1.1%            97.4%        17,420       1.0%
   1700 Higgins................       1       1986             133,876             0.2%           100.0%         2,585       0.2%
 Oak Brook
   AT&T Plaza..................       1       1984             224,847             0.3%            86.6%         4,416       0.3%
   Oakbrook Terrace Tower......       1       1988             772,928             1.0%            89.4%        16,545       1.0%
   Westbrook Corporate
    Center.....................       5       1985-1996      1,107,372             1.5%            90.0%        27,824       1.7%
 West Loop
   10 & 30 South Wacker........       2       1983-1987      2,003,288             2.7%            98.0%        64,766       3.9%
   101 N. Wacker...............       1       1980/1990        575,294             0.8%            92.9%        12,294       0.7%
   Civic Opera House...........       1       1929/1996        841,778             1.1%            98.2%        14,360       0.9%
Indianapolis
 Downtown
   Bank One Center/Tower(2)....       2       1990           1,057,877             1.4%            94.8%        19,783       1.2%
Cleveland
 Downtown
   BP Tower....................       1       1985           1,242,144             1.7%            97.1%        20,100       1.2%
Columbus
 Downtown
   One Columbus Building.......       1       1987             407,472             0.5%            86.1%         8,293       0.5%
 Suburban
   Community Corporate Center..       1       1987             250,169             0.3%            98.7%         4,976       0.3%
   One Crosswoods Center.......       1       1984             129,583             0.2%            97.1%         2,215       0.1%
                                    ---                     ----------           ------           ------    ----------     ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................      31                     13,339,779            17.8%            95.1%    $  297,249      17.8%
                                    ===                     ==========           ======           ======    ==========     ======
NORTHEAST REGION
Stamford
 Shelton
   Shelton Point...............       1       1985/1993        159,848             0.2%            96.0%    $    2,688       0.2%
 Stamford
   177 Broad Street............       1       1989             187,573             0.2%            96.3%         4,445       0.3%
   300 Atlantic Street.........       1       1987/1996        272,458             0.4%           100.0%         7,417       0.4%
   Canterbury Green(2).........       1       1987             224,405             0.3%            99.0%         6,481       0.4%
   One Stamford Plaza..........       1       1986/1994        212,244             0.3%           100.0%         5,479       0.3%
   Two Stamford Plaza..........       1       1986/1994        253,020             0.3%            98.2%         7,104       0.4%
   Three Stamford Plaza........       1       1980/1994        241,575             0.3%           100.0%         5,707       0.3%
   Four Stamford Plaza.........       1       1979/1994        260,581             0.3%           100.0%         5,497       0.3%
Washington D.C
 CBD
   1111 19th Street............       1       1979/1993        252,014             0.3%            99.5%         7,593       0.5%
   1620 L Street...............       1       1989             156,272             0.2%            99.3%         4,490       0.3%
   One Lafayette Centre........       1       1980/1993        314,634             0.4%            99.9%        10,047       0.6%
 East End
   1333 H Street...............       1       1982             244,585             0.3%           100.0%         6,928       0.4%
Boston
 East Cambridge
   One Canal Park..............       1       1987              98,154             0.1%            98.6%         2,570       0.2%
   Riverview I & II............       2       1985-1986        263,892             0.4%           100.0%         7,262       0.4%
   Ten Canal Park..............       1       1987             110,843             0.1%           100.0%         2,208       0.1%
 Financial District
   100 Summer Street...........       1       1974/1990      1,037,801             1.4%            99.8%        30,186       1.8%
   150 Federal Street..........       1       1988             529,730             0.7%           100.0%        15,109       0.9%
   175 Federal Street..........       1       1977             207,366             0.3%            99.2%         5,338       0.3%
   2 Oliver Street-147 Milk
    Street.....................       1       1988             270,302             0.4%            96.5%         5,256       0.3%
   225 Franklin Street.........       1       1966/1996        916,722             1.2%           100.0%        36,794       2.2%
   28 State Street.............       1       1968/1997        570,040             0.8%           100.0%        18,429       1.1%
   75-101 Federal Street(4)....       2       1988             811,054             1.1%            96.1%        27,769       1.7%
   One Post Office Square(3)...       1       1981             765,780             1.0%           100.0%        24,509       1.5%
   Rowes Wharf(2)(3)...........       3       1987             344,698             0.5%            99.2%        12,622       0.8%
   Russia Wharf................       1       1978-1982        312,833             0.4%            98.8%         5,485       0.3%
   South Station(2)............       1       1988             178,959             0.2%            99.9%         6,763       0.4%
 Government Center
   Center Plaza................       1       1969             637,069             0.8%            96.7%        17,432       1.0%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 O'Hare
   Presidents Plaza............       66         $21.93
   1700 Higgins................       15         $19.31
 Oak Brook
   AT&T Plaza..................       27         $22.67
   Oakbrook Terrace Tower......       60         $23.95
   Westbrook Corporate
    Center.....................      101         $27.91
 West Loop
   10 & 30 South Wacker........      135         $32.98
   101 N. Wacker...............       41         $23.00
   Civic Opera House...........      216         $17.38
Indianapolis
 Downtown
   Bank One Center/Tower(2)....       81         $19.72
Cleveland
 Downtown
   BP Tower....................       38         $16.67
Columbus
 Downtown
   One Columbus Building.......       28         $23.64
 Suburban
   Community Corporate Center..       41         $20.16
   One Crosswoods Center.......       18         $17.60
                                   -----         ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,196         $23.43
                                   =====         ======
NORTHEAST REGION
Stamford
 Shelton
   Shelton Point...............       12         $17.51
 Stamford
   177 Broad Street............       14         $24.60
   300 Atlantic Street.........       24         $27.22
   Canterbury Green(2).........       16         $29.16
   One Stamford Plaza..........       11         $25.81
   Two Stamford Plaza..........       20         $28.59
   Three Stamford Plaza........       13         $23.62
   Four Stamford Plaza.........       10         $21.10
Washington D.C
 CBD
   1111 19th Street............       29         $30.29
   1620 L Street...............       18         $28.95
   One Lafayette Centre........       22         $31.98
 East End
   1333 H Street...............       22         $28.33
Boston
 East Cambridge
   One Canal Park..............        7         $26.57
   Riverview I & II............        4         $27.52
   Ten Canal Park..............        1         $19.92
 Financial District
   100 Summer Street...........       26         $29.14
   150 Federal Street..........       23         $28.52
   175 Federal Street..........       31         $25.95
   2 Oliver Street-147 Milk
    Street.....................       42         $20.15
   225 Franklin Street.........       18         $40.14
   28 State Street.............       27         $32.33
   75-101 Federal Street(4)....       69         $35.63
   One Post Office Square(3)...       63         $32.01
   Rowes Wharf(2)(3)...........       45         $36.89
   Russia Wharf................       51         $17.75
   South Station(2)............       31         $37.83
 Government Center
   Center Plaza................       86         $28.31

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 Northwest
   Crosby Corporate Center.....       6       1996             337,285             0.4%           100.0%         5,061       0.3%
   Crosby Corporate Center
    II.........................       3       1998             257,528             0.3%            54.3%         3,126       0.2%
   New England Executive Park..       9       1970-1985        817,008             1.1%            98.1%        19,101       1.1%
   The Tower at New England
    Executive Park.............       1       1971/1998        194,911             0.3%            20.4%           961       0.1%
 South
   Westwood Business Center....       1       1985             164,985             0.2%            91.8%         3,134       0.2%
 West
   Wellesley Office Park.......       8       1963-1984        641,793             0.9%            98.1%        16,997       1.0%
New York
 Columbus Circle
   Worldwide Plaza(5)..........       1       1989           1,704,624             2.3%            98.8%        70,357       4.2%
 Park/Lexington
   Park Avenue Tower(6)........       1       1986             550,894             0.7%            99.5%        35,061       2.1%
 Third Avenue
   850 Third Avenue............       1       1960/1996        562,567             0.7%           100.0%        16,888       1.0%
Philadelphia
 Center City
   1601 Market Street..........       1       1970             681,289             0.9%            93.9%        13,039       0.8%
   1700 Market Street..........       1       1969             841,172             1.1%            93.0%        16,071       1.0%
 Conshohocken
   Four Falls Corporate
    Center(3)..................       1       1988             254,355             0.3%            98.5%         6,211       0.4%
 King of Prussia/Valley Forge
   Oak Hill Plaza(3)...........       1       1982             164,360             0.2%           100.0%         3,015       0.2%
   Walnut Hill Plaza(3)........       1       1985             149,716             0.2%            99.4%         3,013       0.2%
 Main Line
   One Devon Square(2)(3)......       1       1984              73,267             0.1%            65.6%           877       0.1%
   Two Devon Square(3).........       1       1985              63,226             0.1%           100.0%         1,032       0.1%
   Three Devon Square(2)(3)....       1       1988               6,000             0.0%           100.0%           171       0.0%
 Plymouth Meeting/Blue Bell
   One Valley Square(3)........       1       1982              70,289             0.1%           100.0%         1,285       0.1%
   Two Valley Square(3)........       1       1990              70,622             0.1%           100.0%         1,359       0.1%
   Three Valley Square(3)......       1       1984              84,605             0.1%           100.0%         1,677       0.1%
   Four and Five Valley
    Square(3)..................       2       1988              68,321             0.1%           100.0%         1,377       0.1%
Norfolk
 Norfolk
   Dominion Tower(3)...........       1       1987             403,276             0.5%            99.2%         6,817       0.4%
Washington D.C
 Alexandria/Old Town
   1600 Duke Street............       1       1985              68,770             0.1%           100.0%         1,667       0.1%
 Crystal City
   Polk and Taylor Buildings...       2       1970             902,371             1.2%           100.0%        24,589       1.5%
 Fairfax/Center
   Centerpointe I & II.........       2       1988-1990        407,723             0.5%            97.3%         7,302       0.4%
   Fair Oaks Plaza.............       1       1986             177,917             0.2%            92.7%         2,885       0.2%
 Herndon/Dulles
   Northridge I................       1       1988             124,319             0.2%           100.0%         3,312       0.2%
 Reston
   Reston Town Center..........       3       1990             726,045             1.0%           100.0%        19,755       1.2%
 Rosslyn/Ballston
   1300 North 17th Street......       1       1980             380,199             0.5%            98.3%         9,663       0.6%
   1616 N. Fort Myer Drive.....       1       1974             292,826             0.4%           100.0%         7,427       0.4%
 Tyson's Corner
   E.J. Randolph...............       1       1983             164,906             0.2%           100.0%         3,815       0.2%
   John Marshall I.............       1       1981             255,558             0.3%           100.0%         5,370       0.3%
                                    ---                     ----------           ------           ------    ----------     ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      90                     21,497,179            28.5%            97.1%    $  604,024      36.2%
                                    ===                     ==========           ======           ======    ==========     ======
SOUTHEAST REGION
Orlando
 Central Business District
   SunTrust Center.............       1       1988             640,385             0.9%            94.3%    $   14,964       0.9%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 Northwest
   Crosby Corporate Center.....        6         $15.01
   Crosby Corporate Center
    II.........................        4         $22.37
   New England Executive Park..       85         $23.84
   The Tower at New England
    Executive Park.............        3         $24.15
 South
   Westwood Business Center....       18         $20.69
 West
   Wellesley Office Park.......       83         $27.00
New York
 Columbus Circle
   Worldwide Plaza(5)..........       22         $41.79
 Park/Lexington
   Park Avenue Tower(6)........       25         $63.99
 Third Avenue
   850 Third Avenue............       26         $30.03
Philadelphia
 Center City
   1601 Market Street..........       77         $20.38
   1700 Market Street..........       60         $20.54
 Conshohocken
   Four Falls Corporate
    Center(3)..................       41         $24.79
 King of Prussia/Valley Forge
   Oak Hill Plaza(3)...........        4         $18.34
   Walnut Hill Plaza(3)........       22         $20.26
 Main Line
   One Devon Square(2)(3)......        8         $18.24
   Two Devon Square(3).........        6         $16.32
   Three Devon Square(2)(3)....        1         $28.47
 Plymouth Meeting/Blue Bell
   One Valley Square(3)........        6         $18.28
   Two Valley Square(3)........        7         $19.24
   Three Valley Square(3)......        6         $19.83
   Four and Five Valley
    Square(3)..................        5         $20.16
Norfolk
 Norfolk
   Dominion Tower(3)...........       54         $17.05
Washington D.C
 Alexandria/Old Town
   1600 Duke Street............        9         $24.24
 Crystal City
   Polk and Taylor Buildings...        9         $27.25
 Fairfax/Center
   Centerpointe I & II.........       12         $18.40
   Fair Oaks Plaza.............       35         $17.49
 Herndon/Dulles
   Northridge I................        1         $26.64
 Reston
   Reston Town Center..........       82         $27.21
 Rosslyn/Ballston
   1300 North 17th Street......       29         $25.86
   1616 N. Fort Myer Drive.....       11         $25.36
 Tyson's Corner
   E.J. Randolph...............       14         $23.13
   John Marshall I.............        2         $21.01
                                   -----         ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,508         $28.90
                                   =====         ======
SOUTHEAST REGION
Orlando
 Central Business District
   SunTrust Center.............       47         $24.77

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
Sarasota
 Downtown
   Sarasota City Center........       1       1989             247,891             0.3%            97.5%         4,560       0.3%
Atlanta
 Central Perimeter
   Central Park................       2       1986             612,733             0.8%            95.8%        12,530       0.8%
   Lakeside Office Park........       5       1972-1978        390,721             0.5%            98.2%         6,101       0.4%
   One Perimeter Center........       4       1972-1986      1,264,027             1.7%            89.3%        21,577       1.3%
   Two Perimeter Center........      11       1971-1985        980,708             1.3%            93.7%        15,096       0.9%
   Three Perimeter Center......      14       1970-1989        557,435             0.7%            94.5%        10,086       0.6%
   Four Perimeter Center.......       3       1978-1981        483,796             0.6%           100.0%         9,300       0.6%
 Midtown
   Promenade II................       1       1990             770,840             1.0%            98.7%        17,361       1.0%
 Northwest
   Paces West..................       2       1988             641,263             0.9%            96.5%        13,084       0.8%
Charlotte
 Uptown
   Wachovia Center.............       1       1972/1994        581,666             0.8%           100.0%         6,927       0.4%
Raleigh/Durham
 South Durham
   University Tower............       1       1987/1992        181,221             0.2%            95.5%         3,375       0.2%
Nashville
 Downtown
   Nations Bank Plaza..........       1       1977/1995        421,513             0.6%            98.5%         5,809       0.3%
                                    ---                     ----------           ------           ------    ----------     ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      47                      7,774,199            10.4%            95.5%    $  140,771       8.4%
                                    ===                     ==========           ======           ======    ==========     ======
SOUTHWEST REGION
New Orleans
 CBD
   LL&E Tower..................       1       1987             545,157             0.7%            82.2%    $    7,117       0.4%
   Texaco Center                      1       1984             619,714             0.8%            87.7%         8,955       0.5%
 Metairie/E. Jefferson
   One Lakeway Center..........       1       1981/1996        289,112             0.4%            93.2%         4,259       0.3%
   Two Lakeway Center..........       1       1984/1996        440,826             0.6%            98.3%         7,338       0.4%
   Three Lakeway Center........       1       1987/1996        462,890             0.6%            97.3%         6,927       0.4%
Austin
 CBD
   Franklin Plaza..............       1       1987             517,849             0.7%            97.6%        10,353       0.6%
   One American Center(2)......       1       1984             505,770             0.7%            99.0%        10,143       0.6%
   San Jacinto Center..........       1       1987             400,329             0.5%            97.9%         8,222       0.5%
Dallas
 Central
   Eighty-Eighty Central.......       1       1984/1995        283,707             0.4%            93.6%         4,647       0.3%
 LBJ/Quorum
   Colonnade I & II............       2       1983-1985        606,615             0.8%            93.9%        11,152       0.7%
   Colonnade III...............       1       1998             377,639             0.5%            60.1%         4,681       0.3%
   Four Forest Plaza(3)........       1       1985             394,324             0.5%            92.5%         6,325       0.4%
   Lakeside Square.............       1       1987             397,328             0.5%            82.2%         7,412       0.4%
   North Central Plaza Three...       1       1986/1994        346,575             0.5%            82.3%         5,048       0.3%
 N. Central Expressway
   9400 NCX....................       1       1981/1995        379,556             0.5%            91.7%         5,408       0.3%
 Preston Center
   Preston Commons.............       3       1986             418,604             0.6%            84.5%         7,693       0.5%
   Sterling Plaza..............       1       1984/1994        302,747             0.4%            92.6%         5,410       0.3%
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       2       1974/1993        239,095             0.3%            97.8%         2,928       0.2%
Houston
 Galleria/West Loop
   San Felipe Plaza(3).........       1       1984             959,466             1.3%            93.5%        15,846       0.9%
 North Loop/Northwest
   Brookhollow Central.........       3       1972-1981        797,971             1.1%            86.9%        10,602       0.6%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
Sarasota
 Downtown
   Sarasota City Center........       35         $18.88
Atlanta
 Central Perimeter
   Central Park................       67         $21.34
   Lakeside Office Park........       38         $15.90
   One Perimeter Center........      128         $19.11
   Two Perimeter Center........       69         $16.43
   Three Perimeter Center......       50         $19.16
   Four Perimeter Center.......        8         $19.22
 Midtown
   Promenade II................       26         $22.82
 Northwest
   Paces West..................       42         $21.14
Charlotte
 Uptown
   Wachovia Center.............        9         $11.91
Raleigh/Durham
 South Durham
   University Tower............       36         $19.50
Nashville
 Downtown
   Nations Bank Plaza..........       22         $14.00
                                   -----         ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      577         $18.96
                                   =====         ======
SOUTHWEST REGION
New Orleans
 CBD
   LL&E Tower..................       31         $15.89
   Texaco Center                      30         $16.47
 Metairie/E. Jefferson
   One Lakeway Center..........       48         $15.80
   Two Lakeway Center..........       80         $15.98
   Three Lakeway Center........       47         $16.29
Austin
 CBD
   Franklin Plaza..............       45         $20.48
   One American Center(2)......       33         $20.25
   San Jacinto Center..........       40         $20.97
Dallas
 Central
   Eighty-Eighty Central.......       36         $17.49
 LBJ/Quorum
   Colonnade I & II............       77         $19.58
   Colonnade III...............        8         $20.64
   Four Forest Plaza(3)........       52         $17.35
   Lakeside Square.............       22         $22.70
   North Central Plaza Three...       33         $17.71
 N. Central Expressway
   9400 NCX....................       69         $15.53
 Preston Center
   Preston Commons.............       68         $21.74
   Sterling Plaza..............       70         $19.31
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       57         $12.53
Houston
 Galleria/West Loop
   San Felipe Plaza(3).........      125         $17.66
 North Loop/Northwest
   Brookhollow Central.........       50         $15.29

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 North/North Belt
   Intercontinental Center.....       1       1983/1991        194,801             0.3%           100.0%         2,881       0.2%
   Northborough Tower(3).......       1       1983/1990        207,908             0.3%            98.5%         3,036       0.2%
 West
   2500 CityWest...............       1       1982             574,216             0.8%            99.7%        12,156       0.7%
San Antonio
 Northwest
   Colonnade I.................       1       1983             168,637             0.2%            95.6%         2,589       0.2%
   Northwest Center............       1       1984/1994        241,248             0.3%            94.2%         3,011       0.2%
   Union Square................       1       1986             194,398             0.3%            92.2%         3,086       0.2%
                                    ---                     ----------           ------           ------    ----------     ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      32                     10,866,482            14.5%            91.4%    $  177,224      10.6%
                                    ===                     ==========           ======           ======    ==========     ======
WEST REGION
Anchorage
 Midtown
   Calais Office Center(2).....       2       1975             190,599             0.3%            99.8%    $    3,710       0.2%
Phoenix
 Central Corridor
   49 East Thomas Road(7)......       1       1974/1993         18,892             0.0%            61.4%           111       0.0%
   One Phoenix Plaza(8)........       1       1989             586,403             0.8%           100.0%         7,316       0.4%
Denver
 Downtown
   410 17th Street.............       1       1978             388,953             0.5%            88.1%         5,132       0.3%
   Denver Post Tower(2)........       1       1984             579,999             0.8%            85.6%         7,453       0.4%
   Dominion Plaza..............       1       1983             571,468             0.8%            86.4%         7,206       0.4%
   Tabor Center................       2       1985             674,278             0.9%            84.0%        11,836       0.7%
   Trinity Place...............       1       1983             189,163             0.3%            90.0%         2,266       0.1%
 Southeast
   4949 S. Syracuse............       1       1982              62,633             0.1%            86.4%           935       0.1%
   Denver Corporate Center II &
    III........................       2       1981/93-97       358,357             0.5%           100.0%         6,703       0.4%
   Metropoint..................       1       1987             263,719             0.4%            96.7%         5,164       0.3%
   Millennium Plaza............       1       1982             330,033             0.4%           100.0%         7,808       0.5%
   Solarium                           1       1982             162,817             0.2%            99.4%         2,952       0.2%
   Terrace Building............       1       1982             115,408             0.2%            83.5%         1,885       0.1%
   The Quadrant................       1       1985             313,302             0.4%            97.2%         6,040       0.4%
Minneapolis
 I-494
   Northland Plaza.............       1       1985             296,965             0.4%            95.7%         7,042       0.4%
 Minneapolis CBD
   LaSalle Plaza...............       1       1991             588,908             0.8%            97.5%        15,577       0.9%
St. Louis
 Mid County
   Interco Corporate Tower.....       1       1986             339,163             0.5%            98.9%         7,337       0.4%
Albuquerque
 Downtown
   500 Marquette Building......       1       1985             230,022             0.3%            92.7%         3,357       0.2%
 Uptown
   One Park Square.............       4       1985             262,020             0.3%            81.8%         3,812       0.2%
Oklahoma City
 Northwest
   5100 Brookline(3)...........       1       1974             105,459             0.1%            81.1%           832       0.0%
   Atrium Towers...............       2       1980/1995        155,865             0.2%            93.2%         1,361       0.1%
Portland
 Downtown
   1001 Fifth Avenue(2)........       1       1980             368,138             0.5%            93.9%         6,425       0.4%
Seattle
 Bellevue CBD
   One Bellevue Center(2)......       1       1983             344,715             0.5%            98.1%         7,595       0.5%
   Rainier Plaza(2)............       1       1986             410,855             0.5%            99.0%         8,966       0.5%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 North/North Belt
   Intercontinental Center.....       12         $14.79
   Northborough Tower(3).......       16         $14.83
 West
   2500 CityWest...............       26         $21.23
San Antonio
 Northwest
   Colonnade I.................       28         $16.05
   Northwest Center............       32         $13.25
   Union Square................       20         $17.22
                                   -----         ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,155         $17.85
                                   =====         ======
WEST REGION
Anchorage
 Midtown
   Calais Office Center(2).....       35         $19.50
Phoenix
 Central Corridor
   49 East Thomas Road(7)......       11         $ 9.58
   One Phoenix Plaza(8)........        1         $12.48
Denver
 Downtown
   410 17th Street.............       72         $14.97
   Denver Post Tower(2)........       30         $15.01
   Dominion Plaza..............       65         $14.59
   Tabor Center................      135         $20.90
   Trinity Place...............       41         $13.30
 Southeast
   4949 S. Syracuse............        7         $17.27
   Denver Corporate Center II &
    III........................       13         $18.71
   Metropoint..................       20         $20.25
   Millennium Plaza............        2         $23.66
   Solarium                           34         $18.24
   Terrace Building............       18         $19.54
   The Quadrant................       38         $19.84
Minneapolis
 I-494
   Northland Plaza.............       52         $24.77
 Minneapolis CBD
   LaSalle Plaza...............       32         $27.14
St. Louis
 Mid County
   Interco Corporate Tower.....       32         $21.87
Albuquerque
 Downtown
   500 Marquette Building......       33         $15.74
 Uptown
   One Park Square.............       47         $17.79
Oklahoma City
 Northwest
   5100 Brookline(3)...........       58         $ 9.73
   Atrium Towers...............       33         $ 9.37
Portland
 Downtown
   1001 Fifth Avenue(2)........       55         $18.60
Seattle
 Bellevue CBD
   One Bellevue Center(2)......       34         $22.46
   Rainier Plaza(2)............       60         $22.05

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 CBD
   1111 Third Avenue...........       1       1980             528,282             0.7%            97.9%        10,171       0.6%
   Columbia Seafirst Center....       2       1985           1,537,932             2.0%            97.0%        35,321       2.1%
   First Interstate Center.....       1       1983             915,883             1.2%            96.6%        20,950       1.3%
   Nordstrom Medical Tower.....       1       1986             101,431             0.1%            98.5%         2,667       0.2%
   Second and Seneca
    Buildings..................       2       1991             480,272             0.6%           100.0%        10,249       0.6%
   Second and Spring
    Building...................       1       1906/1989        134,871             0.2%            80.6%         2,150       0.1%
                                    ---                     ----------           ------           ------    ----------     ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      40                     11,606,805            15.5%            94.3%    $  220,329      13.2%
                                    ===                     ==========           ======           ======    ==========     ======
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       1       1991             566,434             0.8%            82.4%    $   10,235       0.6%
   Two California Plaza(2).....       1       1992           1,329,809             1.8%            88.9%        26,957       1.6%
 Pasadena
   Pasadena Towers.............       2       1990-91          439,367             0.6%            92.2%        11,369       0.7%
 Westwood
   10880 Wilshire Boulevard
    (2)........................       1       1970/1992        534,047             0.7%            94.7%        14,863       0.9%
   10960 Wilshire Boulevard....       1       1971/1992        543,804             0.7%            99.4%        15,974       1.0%
Orange County
 Airport Office Area
   1920 Main Plaza.............       1       1988             305,662             0.4%            97.7%         6,980       0.4%
   2010 Main Plaza.............       1       1988             280,882             0.4%            93.6%         6,675       0.4%
 Anaheim Stadium Area
   500 Orange Tower(9).........       1       1988             290,765             0.4%            94.3%         5,161       0.3%
 Town & Country
   1100 Executive Tower........       1       1987             366,747             0.5%            99.1%         6,542       0.4%
San Diego
 UTC
   Smith Barney Tower..........       1       1987             187,999             0.3%            94.6%         3,993       0.2%
   The Plaza at La Jolla
    Village(3).................       5       1987-1990        635,419             0.8%            89.9%        13,743       0.8%
San Francisco
 Financial District
   201 Mission Street..........       1       1981             483,289             0.6%            99.7%         8,395       0.5%
   301 Howard Building.........       1       1988             307,396             0.4%            86.8%         6,736       0.4%
   580 California..............       1       1984             313,012             0.4%           100.0%         8,585       0.5%
   60 Spear Street Building....       1       1967/1987        133,782             0.2%           100.0%         3,487       0.2%
   One Maritime Plaza..........       1       1967/1990        534,878             0.7%           100.0%        16,943       1.0%
   One Market(2)...............       1       1976/1995      1,460,081             1.9%            96.9%        40,928       2.5%
San Jose
 Mountain View
   Shoreline Technology Park...      12       1985-1991        726,508             1.0%           100.0%        13,665       0.8%
 Santa Clara
   Lake Marriott Business
    Park.......................       7       1981             401,402             0.5%           100.0%         5,949       0.4%
 Sunnyvale
   Sunnyvale Business Center...       3       1990             175,000             0.2%           100.0%         3,219       0.2%
                                    ---                     ----------           ------           ------    ----------     ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      44                     10,016,283            13.3%            94.8%    $  230,400      13.8%
                                    ---                     ----------           ------           ------    ----------     ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................     284                     75,100,727           100.0%            95.0%    $1,669,996     100.0%
                                    ===                     ==========           ======           ======    ==========     ======

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 CBD
   1111 Third Avenue...........       47         $19.67
   Columbia Seafirst Center....      149         $23.67
   First Interstate Center.....       66         $23.68
   Nordstrom Medical Tower.....       23         $26.71
   Second and Seneca
    Buildings..................       30         $21.34
   Second and Spring
    Building...................        6         $19.79
                                   -----         ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,279         $20.13
                                   =====         ======
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       38         $21.94
   Two California Plaza(2).....       35         $22.81
 Pasadena
   Pasadena Towers.............       35         $28.07
 Westwood
   10880 Wilshire Boulevard
    (2)........................       47         $29.38
   10960 Wilshire Boulevard....       32         $29.54
Orange County
 Airport Office Area
   1920 Main Plaza.............       43         $23.38
   2010 Main Plaza.............       27         $25.39
 Anaheim Stadium Area
   500 Orange Tower(9).........       47         $18.82
 Town & Country
   1100 Executive Tower........       24         $17.99
San Diego
 UTC
   Smith Barney Tower..........       21         $22.44
   The Plaza at La Jolla
    Village(3).................       84         $24.07
San Francisco
 Financial District
   201 Mission Street..........       19         $17.43
   301 Howard Building.........       25         $25.24
   580 California..............       27         $27.43
   60 Spear Street Building....        8         $26.07
   One Maritime Plaza..........       42         $31.68
   One Market(2)...............      121         $28.91
San Jose
 Mountain View
   Shoreline Technology Park...       12         $18.81
 Santa Clara
   Lake Marriott Business
    Park.......................       17         $14.82
 Sunnyvale
   Sunnyvale Business Center...        3         $18.40
                                   -----         ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      707         $24.26
                                   -----         ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................    6,422         $23.40
                                   =====         ======

---------------

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1998, for the 12 months ending December 31, 1999, are approximately $7.1 million.

(2) All or a portion of this Office Property is held subject to a ground lease.

(3) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza, an affiliated party.

(4) This Office Property is held in a private real estate investment trust in which the Company and the Trust own 51.6% of the outstanding shares.

(5) The Company's interest in the amenities component of this Office Property is primarily attributable to its ownership of mortgage indebtedness encumbering the theatre/plaza, retail, health club and parking facilities associated therewith.

(6) The Company acquired a $295 million first mortgage note secured by this Office Property for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.

(7) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(8) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly, rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts of reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

(9) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

PARKING FACILITIES

     Information concerning the Parking Facilities as of December 31, 1998 is set forth below.

                                                                                 NUMBER OF   NUMBER OF      MANAGEMENT
REGION NAME        PROPERTY NAME                           STATE   CITY           SPACES      GARAGES       COMPANY(1)
-----------        --------------------------------------  -----   ------------  ---------   ---------   ----------------
CENTRAL
                   Adams-Wabash Garage                      IL     Chicago           670          1      Standard Parking
                   Theater District Garage(2)               IL     Chicago         1,006          1      Standard Parking
                   203 North LaSalle Garage(2)              IL     Chicago         1,172          1      Standard Parking
                   Capitol Commons Garage(2)(3)             IN     Indianapolis      950          1      Central Parking
                   Milwaukee Center Garage(3)               WI     Milwaukee         876          1      Standard Parking
NORTHEAST
                   Boston Harbor Garage                     MA     Boston          1,380          1      Standard Parking
                   1616 Sansom Street Garage                PA     Philadelphia      240          1      Central Parking
                   1111 Sansom Street Garage                PA     Philadelphia      250          1      Central Parking
                   Juniper/Locust Street Garage             PA     Philadelphia      541          1      Central Parking
                   15th & Sansom Street Garage              PA     Philadelphia      313          1      Central Parking
                   1602-34 Chancellor Garage                PA     Philadelphia      416          1      Central Parking
                   Stanwix Parking Garage                   PA     Pittsburgh        712          1      Standard Parking
                   Forbes & Allies Garage(4)                PA     Pittsburgh      1,310          2      Central Parking
SOUTHWEST
                   601 Tchoupitoulas                        LA     New Orleans       759          1      Central Parking
WEST
                   St. Louis Parking Garages(5)             MO     St. Louis       7,464          4      Central Parking
                                                                                  ------        ---
TOTAL EOP STAND-ALONE                                                             18,059         19
TOTAL EOP PORTFOLIO                                                               69,497         85
                                                                                  ------        ---
GRAND TOTAL                                                                       87,556        104
                                                                                  ======        ===

---------------

(1) With the exception of Capitol Commons Garage, all of the named Parking Facilities are operated by the designated third-party service companies (each, a "Service Company") under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses. In the case of Capitol Commons Garage, the operating agreement provides for the Company's receipt of a percentage of net receipts and, therefore, results in an insignificant amount of non-qualifying gross income for REIT qualification purpose relative to the total gross income of the Company.

(2) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(3) This Parking Facility is held subject to a ground lease.

(4) The Company acquired a leasehold interest in these Parking Facilities. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

(5) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

     As of December 31, 1998, the Office Properties were leased to 6,422 tenants; no single tenant accounted for more than 1.7% of the Company's aggregate annualized rent or 1.5% of aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.5% of annualized rent and 3.2% of occupied square feet).

LEASE EXPIRATIONS BY REGION AS OF DECEMBER 31, 1998

                                  1999 AND
                                  MONTH TO
                                   MONTH           2000           2001           2002           2003           2004
                                ------------   ------------   ------------   ------------   ------------   ------------
CENTRAL REGION TOTALS
Square Feet (1)..............      1,058,880      1,189,236        971,560      1,072,414      1,702,602        964,295
% Square Feet (2)............           7.9%           8.9%           7.3%           8.0%          12.8%           7.2%
Annualized Rent (3)..........   $ 25,806,328   $ 29,143,061   $ 21,965,146   $ 26,531,315   $ 48,716,986   $ 23,280,366
Number of Leases.............            245            179            190            152            144             83
Rent Per Square Foot.........   $      24.37   $      24.51   $      22.61   $      24.74   $      28.61   $      24.14

NORTHEAST REGION TOTALS
Square Feet (1)..............      1,451,785      1,766,261      3,286,026      3,208,015      2,124,409      1,299,915
% Square Feet (2)............           6.8%           8.2%          15.3%          14.9%           9.9%           6.0%
Annualized Rent (3)..........   $ 36,618,104   $ 46,553,668   $105,003,832   $ 88,593,793   $ 61,781,333   $ 32,835,283
Number of Leases.............            255            234            236            229            218             87
Rent Per Square Foot.........   $      25.22   $      26.36   $      31.95   $      27.62   $      29.08   $      25.26

SOUTHEAST REGION TOTALS
Square Feet (1)..............      1,312,362      1,045,440      1,405,445        772,519        387,564        370,319
% Square Feet (2)............          16.9%          13.4%          18.1%           9.9%           5.0%           4.8%
Annualized Rent (3)..........   $ 21,944,149   $ 21,426,163   $ 25,891,378   $ 16,082,280   $  8,407,677   $  5,718,163
Number of Leases.............            149            103            117            101             48             22
Rent Per Square Foot.........   $      16.72   $      20.49   $      18.42   $      20.82   $      21.69   $      15.44

SOUTHWEST REGION TOTALS
Square Feet (1)..............      1,315,199      1,876,183      1,438,426      1,398,074      1,424,566        854,365
% Square Feet (2)............          12.1%          17.3%          13.2%          12.9%          13.1%           7.9%
Annualized Rent (3)..........   $ 22,552,831   $ 33,382,204   $ 26,538,168   $ 26,406,887   $ 25,660,899   $ 15,989,205
Number of Leases.............            317            247            181            151            159             46
Rent Per Square Foot.........   $      17.15   $      17.79   $      18.45   $      18.89   $      18.01   $      18.71

WEST REGION TOTALS
Square Feet (1)..............      1,332,693      1,462,005      1,732,283      1,220,739      1,513,115      1,188,782
% Square Feet (2)............          11.5%          12.6%          14.9%          10.5%          13.0%          10.2%
Annualized Rent (3)..........   $ 24,150,502   $ 28,220,660   $ 36,282,625   $ 25,090,787   $ 34,992,002   $ 19,184,479
Number of Leases.............            399            220            226            158            148             38
Rent Per Square Foot.........   $      18.12   $      19.30   $      20.94   $      20.55   $      23.13   $      16.14


                                                                                             2009 AND
                                   2005           2006           2007           2008          BEYOND          TOTALS
                               ------------   ------------   ------------   ------------   ------------   --------------
CENTRAL REGION TOTALS
Square Feet (1)..............     1,296,086        683,110        440,291      1,160,460      2,150,197       12,689,131
% Square Feet (2)............          9.7%           5.1%           3.3%           8.7%          16.1%            95.1%
Annualized Rent (3)..........  $ 28,863,959   $ 14,653,053   $  9,181,483   $ 21,928,508   $ 47,178,901   $  297,249,106
Number of Leases.............            61             45             32             34             31            1,196
Rent Per Square Foot.........  $      22.27   $      21.45   $      20.85   $      18.90   $      21.94   $        23.43
NORTHEAST REGION TOTALS
Square Feet (1)..............     1,290,649      1,122,132      1,015,868      1,042,912      3,289,966       20,897,938
% Square Feet (2)............          6.0%           5.2%           4.7%           4.9%          15.3%            97.1%
Annualized Rent (3)..........  $ 35,955,383   $ 27,459,285   $ 25,732,532   $ 31,021,301   $112,469,010   $  604,023,525
Number of Leases.............            72             52             38             47             40            1,508
Rent Per Square Foot.........  $      27.86   $      24.47   $      25.33   $      29.74   $      34.19   $        28.90
SOUTHEAST REGION TOTALS
Square Feet (1)..............       465,161        555,370         33,750        346,336        729,800        7,424,066
% Square Feet (2)............          6.0%           7.1%           0.4%           4.5%           9.4%            95.5%
Annualized Rent (3)..........  $  6,998,489   $ 12,813,908   $    558,017   $  8,622,891   $ 12,307,455   $  140,770,569
Number of Leases.............            14              6              5              7              5              577
Rent Per Square Foot.........  $      15.05   $      23.07   $      16.53   $      24.90   $      16.86   $        18.96
SOUTHWEST REGION TOTALS
Square Feet (1)..............       233,304        564,265        256,513        278,707        288,778        9,928,380
% Square Feet (2)............          2.1%           5.2%           2.4%           2.6%           2.7%            91.4%
Annualized Rent (3)..........  $  3,903,360   $  9,647,066   $  4,826,063   $  6,162,961   $  2,154,574   $  177,224,218
Number of Leases.............            20             14              5             10              5            1,155
Rent Per Square Foot.........  $      16.73   $      17.10   $      18.81   $      22.11   $       7.46   $        17.85
WEST REGION TOTALS
Square Feet (1)..............       498,332        474,956        540,939        704,254        275,078       10,943,176
% Square Feet (2)............          4.3%           4.1%           4.7%           6.1%           2.4%            94.3%
Annualized Rent (3)..........  $ 11,148,911   $  9,776,078   $ 11,426,913   $ 18,808,208   $  1,248,207   $  220,329,372
Number of Leases.............            29             17             22             17              5            1,279
Rent Per Square Foot.........  $      22.37   $      20.58   $      21.12   $      26.71   $       4.54   $        20.13

                                  1999 AND
                                  MONTH TO
                                   MONTH           2000           2001           2002           2003           2004
                                ------------   ------------   ------------   ------------   ------------   ------------
PACIFIC REGION TOTALS
Square Feet (1)..............      1,268,789      1,322,935      1,682,256        821,437        708,969        436,892
% Square Feet (2)............          12.7%          13.2%          16.8%           8.2%           7.1%           4.4%
Annualized Rent (3)..........   $ 26,644,154   $ 29,575,581   $ 38,500,310   $ 22,728,014   $ 19,700,363   $ 11,274,429
Number of Leases.............            148            118            136             87             81             29
Rent Per Square Foot.........   $      21.00   $      22.36   $      22.89   $      27.67   $      27.79   $      25.81

PORTFOLIO TOTALS
Square Feet (1)..............      7,739,708      8,662,060     10,515,996      8,493,198      7,861,225      5,114,568
% Square Feet (2)............          10.3%          11.5%          14.0%          11.3%          10.5%           6.8%
Annualized Rent (3)..........   $157,716,068   $188,301,337   $254,181,460   $205,433,075   $199,259,260   $108,281,926
Number of Leases.............          1,513          1,101          1,086            878            798            305
Rent Per Square Foot.........   $      20.38   $      21.74   $      24.17   $      24.19   $      25.35   $      21.17


                                                                                             2009 AND
                                   2005           2006           2007           2008          BEYOND          TOTALS
                               ------------   ------------   ------------   ------------   ------------   --------------
PACIFIC REGION TOTALS
Square Feet (1)..............       940,473        599,153        824,068        268,500        623,343        9,496,815
% Square Feet (2)............          9.4%           6.0%           8.2%           2.7%           6.2%            94.8%
Annualized Rent (3)..........  $ 22,111,007   $ 16,915,716   $ 25,901,334   $  8,722,571   $  8,326,128   $  230,399,606
Number of Leases.............            37             23             19             12             17              707
Rent Per Square Foot.........  $      23.51   $      28.23   $      31.43   $      32.49   $      13.36   $        24.26
PORTFOLIO TOTALS
Square Feet (1)..............     4,724,005      3,998,986      3,111,429      3,801,169      7,357,162       71,379,506
% Square Feet (2)............          6.3%           5.3%           4.1%           5.1%           9.8%            95.0%
Annualized Rent (3)..........  $108,981,108   $ 91,265,106   $ 77,626,341   $ 95,266,440   $183,684,275   $1,669,996,396
Number of Leases.............           233            157            121            127            103            6,422
Rent Per Square Foot.........  $      23.07   $      22.82   $      24.95   $      25.06   $      24.97   $        23.40

---------------
(1) Total net rentable square feet represented by expiring leases.

(2) Percentage of total net rentable feet represented by expiring leases.

(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1998 for the 12 months ending December 31, 1999 are approximately $7.1 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                    ANNUALIZED   PERCENTAGE
                                                                                     RENT OF         OF
                                                      PERCENTAGE                     EXPIRING    ANNUALIZED
                                           SQUARE      OF TOTAL      ANNUALIZED       LEASES      RENT OF
                             NUMBER OF   FOOTAGE OF    OCCUPIED       RENT OF          PER        EXPIRING
       YEAR OF LEASE          LEASES      EXPIRING      SQUARE        EXPIRING        SQUARE       LEASES
        EXPIRATION           EXPIRING      LEASES        FEET          LEASES          FOOT         (1)
       -------------         ---------   ----------   ----------   --------------   ----------   ----------
1999(2)....................    1,513      7,739,708       11.0%    $  157,716,068     $20.38         9.4%
2000.......................    1,101      8,662,060       12.3%       188,301,337      21.74        11.3%
2001.......................    1,086     10,515,996       14.8%       254,181,460      24.17        15.3%
2002.......................      878      8,493,198       12.1%       205,433,075      24.19        12.3%
2003.......................      798      7,861,225       11.2%       199,259,260      25.35        11.9%
2004.......................      305      5,114,568        7.3%       108,281,926      21.17         6.5%
2005.......................      233      4,724,005        6.7%       108,981,108      23.07         6.5%
2006.......................      157      3,998,986        5.7%        91,265,106      22.82         5.5%
2007.......................      121      3,111,429        4.4%        77,626,341      24.95         4.6%
2008.......................      127      3,801,169        5.4%        95,266,440      25.06         5.7%
2009.......................       41      2,282,470        3.2%        83,312,753      36.50         5.0%
2010 and beyond............       62      4,137,495        5.9%       100,371,522      24.26         6.0%
                               -----     ----------    --------    --------------     ------       -----
TOTAL/WEIGHTED AVERAGE.....    6,422     70,442,309    100.0%(3)   $1,669,996,396     $23.40       100.0%
                               =====     ==========    ========    ==============     ======       =====

---------------

(1) Based on currently payable rent.
(2) Represents lease expirations from January 1, 1999 to December 31, 1999 and month-to-month leases.
(3) Reconciliation of total net rentable square footage is as follows:

                                                                            PERCENTAGE
                                                                SQUARE          OF
                                                                FOOTAGE       TOTAL
                                                              -----------   ----------
Square footage occupied by tenants..........................   70,442,309      93.8%
Square footage used for management offices and building use,
  and remeasurement adjustments.............................      937,197       1.2%
                                                              -----------     -----
Total occupied square footage...............................   71,379,506      95.0%
Square footage vacant.......................................    3,721,221       5.0%
                                                              -----------     -----
Total net rentable square footage...........................   75,100,727     100.0%
                                                              ===========     =====

LEASE DISTRIBUTIONS

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1998:

                                                                        PERCENTAGE OF
                                                                          AGGREGATE
                                             PERCENT                      PORTFOLIO                       ANNUALIZED
                                 NUMBER OF   OF ALL    TOTAL OCCUPIED     OCCUPIED                         RENT PER
SQUARE FEET UNDER LEASE           LEASES     LEASES     SQUARE FEET      SQUARE FEET    ANNUALIZED RENT   SQUARE FOOT
-----------------------          ---------   -------   --------------   -------------   ---------------   -----------
2,500 or Less..................    2,403      37.5%       2,882,846          4.1%       $   61,653,195       21.39
2,501 -- 5,000.................    1,374      21.4%       4,918,011          7.0%          108,101,012       21.98
5,001 -- 7,500.................      730      11.4%       4,469,543          6.3%           97,691,367       21.86
7,500 -- 10,000................      384       6.0%       3,327,753          4.7%           74,952,238       22.52
10,001 -- 20,000...............      780      12.1%      11,084,179         15.7%          252,474,321       22.78
20,001 -- 40,000...............      425       6.6%      11,599,388         16.4%          276,178,123       23.81
40,001 -- 60,000...............      138       2.1%       6,683,070          9.5%          158,315,153       23.69
60,001 -- 100,000..............       97       1.5%       7,381,212         10.5%          179,441,485       24.31
100,001 or Greater.............       91       1.4%      18,096,307         25.8%          461,189,502       25.49
                                   -----     ------      ----------        ------       --------------       -----
TOTAL/WEIGHTED AVERAGE.........    6,422     100.0%      70,442,309        100.0%       $1,669,996,396       23.40
                                   =====     ======      ==========        ======       ==============       =====


                                   PERCENTAGE
                                  OF AGGREGATE
                                    PORTFOLIO
SQUARE FEET UNDER LEASE          ANNUALIZED RENT
-----------------------          ---------------
2,500 or Less..................        3.7%
2,501 -- 5,000.................        6.5%
5,001 -- 7,500.................        5.8%
7,500 -- 10,000................        4.5%
10,001 -- 20,000...............       15.1%
20,001 -- 40,000...............       16.5%
40,001 -- 60,000...............        9.5%
60,001 -- 100,000..............       10.7%
100,001 or Greater.............       27.7%
                                     ------
TOTAL/WEIGHTED AVERAGE.........      100.0%
                                     ======

OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square feet occupied, of the Office Properties owned by the Company at the indicated date:

                                                                 AGGREGATE      PERCENTAGE OF
                                                                 RENTABLE      RENTABLE SQUARE
DATE                                                            SQUARE FEET     FEET OCCUPIED
----                                                            -----------    ---------------
December 31, 1992...........................................     9,095,684           73%
December 31, 1993...........................................    13,550,553           80%
December 31, 1994...........................................    18,505,591           88%
December 31, 1995...........................................    23,097,222           86%
December 31, 1996...........................................    29,127,289           90%
December 31, 1997...........................................    65,291,790           94%
December 31, 1998...........................................    75,100,727           95%

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor any of its Properties is presently subject to material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Units. The Trust's Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol EOP. The following table sets forth, for the periods indicated, the high and low closing prices of the Trust's Common Shares and the distributions paid on the Company's Units:

YEAR   QUARTER    HIGH     LOW     CLOSE    DISTRIBUTION
----   -------   ------   ------   ------   ------------
1998   Fourth    $25.63   $22.94   $24.00      $0.37
        Third    $28.69   $20.75   $24.50      $0.37
       Second    $31.00   $24.94   $28.38      $0.32
        First    $31.88   $28.00   $30.63      $0.32
1997   Fourth    $34.69   $29.00   $31.56      $0.30
        Third    $33.94   $26.06   $33.94      $0.26*

---------------

* Prorated from IPO date of July 11, 1997 based on $.30 for full quarter.

     The number of holders of record of Units on March 12, 1999 was 184. The number of outstanding Units was 288,560,466 as of March 12, 1999.

     ISSUANCES OF UNREGISTERED SECURITIES. Unless stated otherwise, the Company received cash consideration in connection with each of the following issuances of unregistered securities. Any Units issued by the Company are convertible into Common Shares of the Trust on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions.

     In September 1997, the Company purchased two Office Properties and a Parking Facility from an unaffiliated party for a purchase price of approximately $140 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 1,692,546 Units at a price of $29 per Unit for a total of approximately $49.1 million.

     In September 1997, the Company issued $180 million of unsecured notes (the "$180 Million Notes") in a private placement to an institutional investor, in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, and used the proceeds therefrom to repay amounts outstanding under the Company's $600 million unsecured revolving line of credit entered into in July 1997.

     In October 1997, the Trust sold 9.7 million restricted Common Shares for $274 million in two separate private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and contributed the proceeds to the Company in exchange for 9.7 million Units.

     Also in October 1997, the Company purchased four Office Properties from an unaffiliated party for a purchase price of $289 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,900,000 Units at a price of $24.50 per Unit for a total of approximately $71.1 million.

     Also in October 1997, the Company purchased interests in nine Office Properties from an unaffiliated party for a purchase price of approximately $127.5 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 499,977 Units at a price of $28.755 per Unit for a total of approximately $14.4 million.

     Also in October 1997, the Company purchased an Office Property from an unaffiliated party for a purchase price of approximately $81.7 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 741,159 Units at a price of $32.975 per Unit for a total of approximately $24.4 million.

     In November 1997, the Company purchased two Office Properties from an unaffiliated party for a purchase price of $17.2 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 124,348 Units at a price of $28.775 per Unit for a total of approximately $3.6 million.

     In December 1997, the Company purchased ten Office Properties in the Wright Runstad Acquisition for a purchase price of $640 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,615,700 Units at a price of $29.11 per Unit for a total of approximately $76.1 million and the Trust issued, also in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 3,435,688 Common Shares at a price of $29.11 per Common Share for a total of approximately $100 million. The Company issued 3,435,688 Units to the Trust in connection with the issuance of these Common Shares. The sellers also received five year warrants (valued at approximately $15 million) to purchase an additional 5,000,000 Common Shares of the Trust at an exercise price of $39.375 per share. In addition, the Company, through a noncontrolled subsidiary, acquired a non-controlling interest in the management company of the seller for approximately $20 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 137,427 Units at a price of $29.11 per Unit for a total of approximately $4.0 million.

     In February 1998, the Company, in two private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, sold $1.25 billion of unsecured notes in four series, ranging in maturities from five to 20 years, and $250 million of unsecured 6.376% MandatOry Par Put Remarketed Securities(SM) due 2012 (which are subject to mandatory tender on February 15, 2002). The proceeds of approximately $1.5 billion were used to pay down borrowings under the Company's existing unsecured credit facility.

     Also in February 1998, the Trust, in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, sold 6,000,000 5.25% Series B Preferred Income Equity Redeemable Shares, at $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The net proceeds were used to pay down borrowings on unsecured credit facilities. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share is entitled to receive a quarterly distribution of $0.65625. The proceeds of this offering were contributed to the Company in exchange for 6,000,000 5.25% Series B Convertible, Cumulative Redeemable Preferred Units.

     In April 1998, the Company acquired an Office Property from an unaffiliated third party for approximately $52.9 million. The acquisition was paid for with a combination of approximately $52.8 million in cash and $.1 million in Units. The Company issued 3,368 Units at $29.70 per Unit. The Units were issued in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

     In April 1998, the Trust sold 1,628,009 restricted Common Shares. This offering generated gross proceeds of approximately $44.1 million. The proceeds were used to pay down borrowings on unsecured credit facilities. The shares were issued in a private placement to an institutional investor in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, at a price of $28.5625 per Common Share. The proceeds of this offering were contributed to the Company in exchange for 1,628,009 Units.

     In June 1998, the Company, in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, sold $775 million of unsecured notes and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. The notes were issued in three series, ranging in maturities from six to 30 years. The 300,000 warrants were issued concurrently with the issue of $300 million, nine-year notes. Each warrant entitles its holder to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million which were used to pay down borrowings under the Company's existing unsecured credit facility.

     In July 1998, the Company acquired an Office Property from an unaffiliated party for approximately $19.7 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 178,976 Units at a price of $25.69 per Unit for a total of approximately $4.6 million.

     In October 1998, the Company acquired an Office Property from an unaffiliated party for approximately $624.6 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4 (2) and Rule 506 of Regulation D promulgated thereunder, 6,861,166 Units at a price of $25.05 per Unit for a total of approximately $171.9 million.

ITEM 6.  SELECTED FINANCIAL DATA.

EOP OPERATING LIMITED PARTNERSHIP SELECTED FINANCIAL DATA(1)

     The following sets forth selected consolidated and combined financial and operating information on a historical basis for EOP Operating Limited Partnership and the Company's predecessors ("Equity Office Predecessors") (the "Company"). The following information should be read in conjunction with the consolidated and combined financial statements and notes thereto of the Company and Equity Office Predecessors included elsewhere in this Form 10-K.

                                               EOP OPERATING LIMITED                   EQUITY OFFICE PREDECESSORS
                                                    PARTNERSHIP                           (COMBINED HISTORICAL)
                                           -----------------------------   ---------------------------------------------------
                                                                             FOR THE
                                                          FOR THE PERIOD   PERIOD FROM
                                             FOR THE      FROM JULY 11,     JANUARY 1,
                                            YEAR ENDED     1997 THROUGH    1997 THROUGH     FOR THE YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,    DECEMBER 31,      JULY 10,     ------------------------------------
                                               1998            1997            1997          1996         1995         1994
                                           ------------   --------------   ------------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
OPERATING DATA:
REVENUES:
  Rental, parking and other..............  $ 1,658,420     $   406,713      $ 327,017     $  493,396   $  356,959   $  230,428
                                           -----------     -----------      ---------     ----------   ----------   ----------
    Total revenues.......................    1,679,699         412,968        339,104        508,124      371,457      240,878
                                           -----------     -----------      ---------     ----------   ----------   ----------
EXPENSES:
  Interest...............................      338,611          76,675         80,481        119,595      100,566       59,316
  Depreciation and amortization..........      305,982          70,346         66,034         96,237       74,156       46,905
  Property operating and ground
    rent(2)..............................      600,367         155,679        127,285        201,067      151,488      107,412
  General and administrative.............       63,564          17,690         17,201         23,145       21,987       15,603
  Provision for value impairment.........           --              --             --             --       20,248           --
                                           -----------     -----------      ---------     ----------   ----------   ----------
    Total expenses.......................    1,308,524         320,390        291,001        440,044      368,445      229,236
                                           -----------     -----------      ---------     ----------   ----------   ----------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items..................................      371,175          92,578         48,103         68,080        3,012       11,642
Minority interests.......................       (2,114)           (789)          (912)        (2,086)      (2,129)       1,437
Income from investment in unconsolidated
  joint ventures.........................       11,267           3,173          1,982          2,093        2,305        1,778
Gain/(loss) on sales of real estate and
  extraordinary items....................        4,927         (16,240)        12,236          5,338       31,271        1,705
                                           -----------     -----------      ---------     ----------   ----------   ----------
Net income...............................      385,255          78,722         61,409         73,425       34,459       16,562
Preferred distributions..................      (32,202)           (649)            --             --           --           --
                                           -----------     -----------      ---------     ----------   ----------   ----------
Net income available for Units...........  $   353,053     $    78,073      $  61,409     $   73,425   $   34,459   $   16,562
                                           ===========     ===========      =========     ==========   ==========   ==========
Net income available per weighted average
  Unit outstanding -- Basic..............        $1.25           $0.44
                                           ===========     ===========
Net income available per weighted average
  Unit outstanding -- Diluted............        $1.24            $0.43
                                           ===========     ===========
Weighted average Units outstanding --
  Basic..................................  282,114,343     178,647,562
                                           ===========     ===========
Weighted average Units outstanding --
  Diluted................................  283,974,532     180,014,027
                                           ===========     ===========

                                               EOP OPERATING LIMITED                   EQUITY OFFICE PREDECESSORS
                                                    PARTNERSHIP                           (COMBINED HISTORICAL)
                                           -----------------------------   ---------------------------------------------------
                                                                             FOR THE
                                                          FOR THE PERIOD   PERIOD FROM
                                             FOR THE      FROM JULY 11,     JANUARY 1,
                                            YEAR ENDED     1997 THROUGH    1997 THROUGH     FOR THE YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,    DECEMBER 31,      JULY 10,     ------------------------------------
                                               1998            1997            1997          1996         1995         1994
                                           ------------   --------------   ------------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
BALANCE SHEET DATA (at end of period):
Investment in real estate after
  accumulated depreciation...............  $13,331,560     $10,976,319             --     $3,291,815   $2,393,403   $1,815,160
Total Assets.............................  $14,261,291     $11,751,672             --     $3,912,565   $2,650,890   $2,090,933
Mortgage debt, unsecured notes and lines
  of credit..............................  $ 6,025,405     $ 4,284,317             --     $1,964,892   $1,434,827   $1,261,156
Total Liabilities........................  $ 6,472,613     $ 4,591,697             --     $2,174,483   $1,529,334   $1,350,552
Minority Interests.......................  $    28,360     $    29,612             --     $   11,080   $   31,587   $    9,283
Partners' Capital/Owners' Equity.........  $ 7,760,318     $ 7,130,363             --     $1,727,002   $1,089,969   $  731,098
OTHER DATA:
General and administrative expenses as a
  Percentage of total revenues...........         3.8%            4.3%           5.1%           4.6%         5.9%         6.5%
Number of Office Properties..............          284             258             --             84           73           63
Net rentable square feet of Office
  Properties (in millions)...............         75.1            65.3             --           29.2         23.1         18.5
Occupancy of Office Properties...........          95%             94%             --            90%          86%          88%
Number of Parking Facilities.............           19              17             --             10            3           --
Number of spaces at Parking Facilities...       18,059          16,749             --          7,321        3,323           --
Funds from Operations(3).................  $   662,585     $   163,253      $ 113,022     $  160,460   $   96,104   $   60,372
Property Net Operating Income(4).........  $ 1,065,714     $   253,418      $ 202,108     $  294,556   $  206,341   $  123,684
EBITDA(5)................................  $ 1,049,577     $   242,969      $ 197,489     $  286,128   $  200,438   $  121,927
Cash flow from operating activities......  $   759,151     $   190,754      $  95,960     $  165,975   $   93,878   $   73,821
Cash flow used for investing
  activities.............................  $(2,231,712)    $(1,592,272)     $(571,068)    $ (924,227)  $ (380,615)  $ (513,965)
Cash flow from financing activities......  $ 1,310,788     $ 1,630,346      $ 245,851     $1,057,551   $  276,513   $  514,923

---------------

(1) The selected financial data at December 31, 1998, 1997, 1996 and 1995 and for the five years ended December 31, 1998 has been derived from the historical consolidated or combined financial statements of the Company and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors. The selected financial data at December 31, 1994 has been derived from the historical unaudited combined financial statements of Equity Office Predecessors.

(2) Property operating expenses includes real estate taxes, insurance, repairs and maintenance expenses and other property operating expenses.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations".

(4) Property Net Operating Income is defined as rental income including tenant reimbursements, parking and other income less property operating expenses including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) EBITDA is defined as net income excluding interest expense, federal, state and franchise taxes, depreciation and amortization, gain on sales of real estate, gains/losses from extraordinary items and income from investment in unconsolidated joint ventures plus the Company's share of the EBITDA for the unconsolidated joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Trust's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Market Risk," "Developments" and "Year 2000" disclosures, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of December 31, 1998. Among the factors that the Company has made assumptions about are the following:

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels.

     -  Prevailing interest rates.

     -  The extent of any inflation in operating expenses.

     - The Company's ability to reduce various expenses as a percent of revenues.

     - The Company's continuing ability to pay amounts due to its noteholders and preferred unitholders prior to any distribution to holders of its Units.

     -  The cost to complete and lease-up pending developments.

     -  The continued availability of the $1.0 Billion Credit Facility.

     During 1998, the Company acquired an additional 28 Office Properties (and the remaining interest in the Polk and Taylor Buildings) containing approximately 10.4 million square feet and two Parking Facilities. The aggregate purchase price for these acquisitions was approximately $2.5 billion. Excluded from these amounts is the 215 Fremont Street Property acquired on April 29, 1998, which contains approximately 265,000 square feet and is currently vacant. In 1998, the Company disposed of five office properties consisting of approximately 1.0 million square feet for approximately $132.6 million.

     The Company was also active in the capital markets during 1998 as summarized below:

     - Issued $2.3 billion of unsecured notes in three separate offerings with various tranches maturing between 2002 and 2028 with a weighted average interest rate of 6.9%.

     - Increased its line of credit from $600 million to $1.0 billion maturing in May 2001.

     - Obtained $528.0 million of unsecured credit facilities maturing over the next two years at varying spreads over LIBOR.

     - The Trust issued $415.0 million of preferred shares of beneficial interest in two separate offerings with a weighted average distribution rate of 6.2%. The Trust contributed the net proceeds to the Company in exchange for a corresponding number of preferred units.

     - The Trust issued 1,628,009 Common Shares for gross proceeds of $44.1 million and contributed the gross proceeds to the Company in exchange for a corresponding number of Units.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of December 31, 1998 and December 31, 1997 and for the years ended December 31, 1998, 1997 and 1996.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1997:

                                                              OFFICE PROPERTIES           PARKING FACILITIES
                                                        ------------------------------    -------------------
                                                        BUILDINGS    TOTAL SQUARE FEET    GARAGES     SPACES
                                                        ---------    -----------------    --------    -------
PROPERTIES OWNED AS OF:
January 1, 1997.....................................        84          29,277,826           10        7,144
  Acquisitions......................................       176          36,549,956            7        9,605
  Dispositions......................................        (2)           (535,992)          --           --
                                                           ---          ----------           --       ------
December 31, 1997...................................       258          65,291,790           17       16,749
  Acquisitions......................................        28          10,425,595            2        1,310
  Developments placed in service....................         3             257,528           --           --
  Dispositions......................................        (5)           (986,391)          --           --
  Building remeasurements...........................        --             112,205           --           --
                                                           ---          ----------           --       ------
December 31, 1998 ("Total Portfolio")...............       284          75,100,727           19       18,059
                                                           ===          ==========           ==       ======

     As a result of this rapid growth in the size of the Total Portfolio and the disposition of properties, the financial data presented shows large changes in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The 28 State Street Property, a 570,040 square foot Office Property acquired by the Company on January 23, 1995, was undergoing major redevelopment until May 1997, therefore, it has been excluded from the Core Portfolio in both comparisons.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 77 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                         TOTAL PORTFOLIO                                     CORE PORTFOLIO
                          ----------------------------------------------      --------------------------------------------
                                                    INCREASE/       %                                 INCREASE/       %
                             1998         1997      (DECREASE)    CHANGE        1998        1997      (DECREASE)    CHANGE
                          ----------    --------    ----------    ------      --------    --------    ----------    ------
                                                               (DOLLARS IN THOUSANDS)
Property revenues.....    $1,658,420    $733,730     $924,690     126.0%      $624,598    $587,006     $ 37,592       6.4%
Fees from noncombined
  affiliates..........         9,571       4,950        4,621       93.4            --          --           --         --
Interest/dividend
  income..............        11,708      13,392       (1,684)     (12.6)        1,199       1,408         (209)     (14.8)
                          ----------    --------     --------     ------      --------    --------     --------     ------
    Total revenues....     1,679,699     752,072      927,627      123.3       625,797     588,414       37,383        6.4
                          ----------    --------     --------     ------      --------    --------     --------     ------
Interest expense......       338,611     157,156      181,455      115.5        83,296     118,583      (35,287)     (29.8)
Depreciation and
  amortization........       305,982     136,380      169,602      124.4       113,005     106,782        6,223        5.8
Property operating
  expenses............       592,706     278,204      314,502      113.0       221,855     217,748        4,107        1.9
Ground rent...........         7,661       4,760        2,901       60.9         4,413       4,611         (198)      (4.3)
General and
  administrative......        63,564      34,891       28,673       82.2           334         440         (106)     (24.1)
                          ----------    --------     --------     ------      --------    --------     --------     ------
    Total expenses....     1,308,524     611,391      697,133      114.0       422,903     448,164      (25,261)      (5.6)
                          ----------    --------     --------     ------      --------    --------     --------     ------
Income before
  allocation to
  minority interests,
  income from
  investment in
  unconsolidated joint
  ventures, gain on
  sales of real estate
  and extraordinary
  items...............       371,175     140,681      230,494      163.8       202,894     140,250       62,644       44.7
Minority interests....        (2,114)     (1,701)        (413)      24.3        (2,026)     (1,679)        (347)      20.7
Income from investment
  in unconsolidated
  joint ventures......        11,267       5,155        6,112      118.6         2,605       2,432          173        7.1
Gain on sales of real
  estate and
  extraordinary
  items...............         4,927      (4,004)       8,931     (223.1)           --     (14,971)      14,971     (100.0)
                          ----------    --------     --------     ------      --------    --------     --------     ------
Net income............    $  385,255    $140,131     $245,124     174.9%      $203,473    $126,032     $ 77,441      61.4%
                          ==========    ========     ========     ======      ========    ========     ========     ======
Property revenue less
  property operating
  expenses before
  depreciation and
  amortization,
  general and
  administrative,
  ground rent and
  interest expense....    $1,065,714    $455,526     $610,188     134.0%      $402,743    $369,258     $ 33,485       9.1%
                          ==========    ========     ========     ======      ========    ========     ========     ======

Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 91.9% at January 1, 1997 to

96.1% as of December 31, 1998. This increase represents approximately 1.2 million square feet of additional occupancy in the Core Portfolio between January 1, 1997 and December 31, 1998.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $15.5 million and $3.9 million for the years ended December 31, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $3.7 million and $3.8 million for the years ended December 31, 1998 and 1997, respectively, (included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their leases. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     The straight-line rent adjustment included in rental revenues for the Total Portfolio for the years ended December 31, 1998 and 1997 was approximately $68.1 million and $27.7 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the years ended December 31, 1998 and 1997 was approximately $26.2 million and $23.4 million, respectively.

Fees from Noncombined Affiliates

     The increase in fees from noncombined affiliates for the Total Portfolio is mainly due to lease commissions received of approximately $2.8 million at a single property and the addition of several fee managed properties. As of December 31, 1998, the Company managed 18 properties.

Interest/Dividend Income

     Interest/dividend income for the Total Portfolio decreased mainly as a result of less cash and cash equivalents on deposit during 1998 partially offset by dividend income earned during the year ended December 31, 1998 of approximately $1.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities acquired in July 1998.

Interest Expense

     Interest expense increased for the Total Portfolio as a result of having more debt outstanding during 1998 than 1997. The increase in total debt and the related increase in interest expense were directly attributable to Property acquisitions. The Company's total debt as a percentage of total assets increased from approximately 36.5% of total assets at December 31, 1997 to 42.3% of total assets at December 31, 1998. Although the Company's total debt has increased, the weighted average interest rate on the Company's debt decreased from approximately 7.2% at December 31, 1997 to approximately 7.1% at December 31, 1998 and the Company's interest coverage ratio increased from approximately 2.8 times in 1997 to 3.0 times in 1998. The decrease in interest expense in the Core Portfolio is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt, which has not been allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense for the Total Portfolio increased as a result of Properties acquired and capital and tenant improvements made during 1998 and 1997. Depreciation and amortization expense for the Core Portfolio increased as a result of capital and tenant improvements. In addition, a portion of the increase in the depreciation and amortization expense for the Total and Core Portfolio was due to recording substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased for the Core Portfolio mainly as a result of real estate taxes. Real estate taxes increased approximately $4.6 million from the prior period of which approximately $2.3 million related to higher property tax assessments in certain markets and $2.3 million related to lower real estate tax refunds. Insurance expense decreased approximately $1.6 million from the prior period as the Company's ability to achieve economies of scale on its insurance coverage resulted in lower premiums in 1998.

General and Administrative Expenses

     The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is currently anticipated that the Company's general and administrative expenses as a percentage of total revenues will remain stable with future growth. General and administrative expense was approximately 3.8% and 4.6% of total revenues for the years ended December 31, 1998 and 1997, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 70 Office Properties and three Parking Facilities acquired or placed in service prior to January 1, 1996.

                                          TOTAL PORTFOLIO                             CORE PORTFOLIO
                             -----------------------------------------   -----------------------------------------
                                                   INCREASE/      %                            INCREASE/      %
                               1997       1996     (DECREASE)   CHANGE     1997       1996     (DECREASE)   CHANGE
                             --------   --------   ----------   ------   --------   --------   ----------   ------
                                                            (DOLLARS IN THOUSANDS)
Property revenues..........  $733,730   $493,396    $240,334    48.7%    $458,968   $427,936    $ 31,032     7.3%
Fees from noncombined
  affiliates...............     4,950      5,120        (170)    (3.3)         --         --          --       --
Interest income............    13,392      9,608       3,784     39.4       1,056      1,882        (826)   (43.9)
                             --------   --------    --------    ------   --------   --------    --------    -----
    Total revenues.........   752,072    508,124     243,948     48.0     460,024    429,818      30,206      7.0
                             --------   --------    --------    ------   --------   --------    --------    -----
Interest expense...........   157,156    119,595      37,561     31.4      93,606    110,566     (16,960)   (15.3)
Depreciation and
  amortization.............   136,380     96,237      40,143     41.7      85,999     84,411       1,588      1.9
Property operating
  expenses.................   278,204    198,840      79,364     39.9     177,069    175,529       1,540      0.9
Ground rent................     4,760      2,227       2,533    113.7         903        903          --       --
General and
  administrative...........    34,891     23,145      11,746     50.7          --         --          --       --
                             --------   --------    --------    ------   --------   --------    --------    -----
    Total expenses.........   611,391    440,044     171,347     38.9     357,577    371,409     (13,832)    (3.7)
                             --------   --------    --------    ------   --------   --------    --------    -----
Income before allocation to
  minority interests,
  income from investment in
  unconsolidated joint
  ventures, gain on sales
  of real estate and
  extraordinary items......   140,681     68,080      72,601    106.6     102,447     58,409      44,038     75.4
Minority interests.........    (1,701)    (2,086)        385    (18.5)     (1,679)    (1,986)        307    (15.5)
Income from investment in
  unconsolidated joint
  ventures.................     5,155      2,093       3,062    146.3       2,432      2,093         339     16.2
Gain on sales of real
  estate and extraordinary
  items....................    (4,004)     5,338      (9,342)   (175.0)   (16,311)        --     (16,311)      --
                             --------   --------    --------    ------   --------   --------    --------    -----
Net income.................  $140,131   $ 73,425    $ 66,706    90.8%    $ 86,889   $ 58,516    $ 28,373    48.5%
                             ========   ========    ========    ======   ========   ========    ========    =====
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $455,526   $294,556    $160,970    54.6%    $281,899   $252,407    $ 29,492    11.7%
                             ========   ========    ========    ======   ========   ========    ========    =====

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

     Included in Property Revenues for the Core Portfolio are lease termination fees of approximately $3.7 million and $5.6 million for 1997 and 1996, respectively (included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     The straight-line rent adjustment included in rental revenues for the Core Portfolio for 1997 and 1996 was approximately $14.6 million and $13.9 million, respectively. The straight-line rent adjustment included in rental revenues for the Total Portfolio for 1997 and 1996 was approximately $27.7 million and $18.4 million, respectively. Other income for 1996 also includes approximately $8.8 million relating to the Company's share of a litigation settlement.

Fees from Noncombined Affiliate

     Fees from noncombined affiliates decreased in 1997 from approximately $5.1 million in 1996 to $4.9 million in 1997 mainly as a result of properties sold. Fee income for the years ended December 31, 1997 and 1996, of approximately $0.4 million and $1.3 million, respectively, was related to properties which have been sold.

Interest Income

     Interest income for the Total Portfolio increased primarily due to having a greater amount of cash reserves invested in short term investments pending investment in property acquisitions prior to the IPO. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the credit facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 million and $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the credit facilities.

Interest Expense

     Interest expense for the Total Portfolio increased as a result of having more debt outstanding in 1997. The increase in total debt and the related increase in interest expense were directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from 50% of total assets at December 31, 1996 to 36.5% of total assets at December 31, 1997, and the Company's interest coverage ratio increased from 2.4 times in 1996 to 2.8 times in 1997. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.7% at December 31, 1996 to approximately 7.2% at December 31, 1997. The decrease in interest expense in the Core Portfolio was primarily due to the replacement of secured debt with unsecured debt, which has not been allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense increased for the Total Portfolio as a result of Properties acquired during 1997 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO. The increase in depreciation in the Core Portfolio resulted from the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO. The decrease in amortization in the Core Portfolio resulted from the write-off of deferred financing and leasing costs at the time of the Consolidation and the IPO.

Property Operating Expenses

     The increase in real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations partially offset by real estate tax refunds recorded in 1997.

General and Administrative Expenses

     The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenue will initially remain stable or decrease with future growth. General and administrative expenses were approximately 4.6% of total revenues for the years ended December 31, 1997 and 1996.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for 1998, 1997 and 1996 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The Total Portfolio and Core Portfolio consists of 19 and ten Parking Facilities, respectively.

                                     TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                             ---------------------------------------   ----------------------------------------
                                                 INCREASE/      %                          INCREASE/       %
                              1998      1997     (DECREASE)   CHANGE    1998      1997     (DECREASE)   CHANGE
                             -------   -------   ----------   ------   -------   -------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Property revenues..........  $30,539   $22,577     $7,962      35.3%   $23,467   $20,669     $2,798      13.5%
Interest income............      140       249       (109)    (43.8)       139       249       (110)    (44.2)
                             -------   -------     ------     ------   -------   -------     ------     -------
     Total revenues........   30,679    22,826      7,853      34.4     23,606    20,918      2,688      12.9
                             -------   -------     ------     ------   -------   -------     ------     -------
Interest expense...........    5,496     5,427         69       1.3      5,490     5,426         64       1.2
Depreciation and
  amortization.............    5,880     4,031      1,849      45.9      4,628     3,755        873      23.2
Property operating
  expenses.................    8,353     5,023      3,330      66.3      6,401     4,613      1,788      38.8
Ground rent................       50        46          4       8.7         50        46          4       8.7
General and
  administrative...........       72        55         17      30.9         53        55         (2)     (3.6)
                             -------   -------     ------     ------   -------   -------     ------     -------
     Total expenses........   19,851    14,582      5,269      36.1     16,622    13,895      2,727      19.6
                             -------   -------     ------     ------   -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures.................   10,828     8,244      2,584      31.3      6,984     7,023        (39)     (0.6)
Minority interests.........     (360)     (323)       (37)     11.5       (360)     (323)       (37)     11.5
Income from investment in
  unconsolidated joint
  ventures.................    1,884     2,461       (577)    (23.4)        --        --         --          --
                             -------   -------     ------     ------   -------   -------     ------     -------
Net income.................  $12,352   $10,382     $1,970      19.0%   $ 6,624   $ 6,700     $  (76)     (1.1)%
                             =======   =======     ======     ======   =======   =======     ======     =======
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $22,186   $17,554     $4,632      26.4%   $17,066   $16,056     $1,010       6.3%
                             =======   =======     ======     ======   =======   =======     ======     =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

     The Total Portfolio and Core Portfolio consists of 17 and three Parking Facilities, respectively.

                                     TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                             ---------------------------------------   ----------------------------------------
                                                 INCREASE/      %                          INCREASE/       %
                              1997      1996     (DECREASE)   CHANGE    1997      1996     (DECREASE)   CHANGE
                             -------   -------   ----------   ------   -------   -------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Property revenues..........  $22,577   $10,203    $12,374     121.3%   $10,238   $ 9,873     $  365       3.7%
Interest income............      249       141        108      76.6        239       141         98      69.5
                             -------   -------    -------     ------   -------   -------     ------     -------
     Total revenues........   22,826    10,344     12,482     120.7     10,477    10,014        463       4.6
                             -------   -------    -------     ------   -------   -------     ------     -------
Interest expense...........    5,427     1,814      3,613     199.2      2,724     1,645      1,079      65.6
Depreciation and
  amortization.............    4,031     1,432      2,599     181.5      1,708     1,359        349      25.7
Property operating
  expenses.................    5,023     3,102      1,921      61.9      2,573     3,031       (458)    (15.1)
Ground rent................       46        50         (4)     (8.0)        46        50         (4)     (8.0)
General and
  administrative...........       55        --         55         --        --        --         --      --
                             -------   -------    -------     ------   -------   -------     ------     -------
     Total expenses........   14,582     6,398      8,184     127.9      7,051     6,085        966      15.9
                             -------   -------    -------     ------   -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures.................    8,244     3,946      4,298     108.9      3,426     3,929       (503)    (12.8)
Minority interests.........     (323)     (252)       (71)     28.2       (323)     (252)       (71)     28.2
Income from investment in
  unconsolidated joint
  ventures.................    2,461        --      2,461      --           --        --         --      --
                             -------   -------    -------     ------   -------   -------     ------     -------
Net income.................  $10,382   $ 3,694    $ 6,688     181.1%   $ 3,103   $ 3,677     $ (574)    (15.6)%
                             =======   =======    =======     ======   =======   =======     ======     =======
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $17,554   $ 7,101    $10,453     147.2%   $ 7,665   $ 6,842     $  823      12.0%
                             =======   =======    =======     ======   =======   =======     ======     =======

PROPERTY DISPOSITIONS

     The Company disposed of the following five office properties in November 1998: First Union Center, One Clearlake Centre, Tampa Commons and Westshore Center, all located in Florida, and the Walker Building located in Washington, D.C. These properties consisted of approximately 986,391 net rentable square feet. The Company will continue managing the properties in Florida for one year after the disposal date for a fee as defined in the management agreement. In addition, Equity Office Predecessors sold Barton Oaks Plaza II in January 1997 and 8383 Wilshire in May 1997. These properties consisted of approximately 535,992 net rentable square feet. In January 1996, Equity Office Predecessors sold the condominium portion of Three Lakeway, a mixed-use property. Below is a summary of the operations of these office properties through their respective disposition dates:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Property revenues...........................................    $18,075     $21,711     $31,383
Interest income.............................................          9          77          96
                                                                -------     -------     -------
     Total revenues.........................................     18,084      21,788      31,479
                                                                -------     -------     -------
Interest expense............................................        428       2,051       6,111
Depreciation and amortization...............................      2,603       4,176       7,839
Property operating expenses.................................      6,700       9,335      13,477
General and administrative..................................          2           4          --
                                                                -------     -------     -------
     Total expenses.........................................      9,733      15,566      27,427
                                                                -------     -------     -------
Income before gain on sales of real estate and extraordinary
  items.....................................................      8,351       6,222       4,052
Gain on sales of real estate and extraordinary items........     12,433      11,740       5,338
                                                                -------     -------     -------
Net income..................................................    $20,784     $17,962     $ 9,390
                                                                =======     =======     =======
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense......................................    $11,375     $12,376     $17,906
                                                                =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Units. The Company has established annual distribution rates as follows: 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit, 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit, 8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit and $1.48 per annum per Unit. The Company increased its Unit distribution from $1.28 per annum to $1.48 per annum effective for the quarter ended September 30, 1998.

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under the $1.0 Billion Credit Facility. The Company also expects that the $1.0 Billion Credit Facility will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at December 31, 1998 and 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.7 million and $2.1 million) of approximately $17.8 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.

                                                              DECEMBER 31,1998    DECEMBER 31, 1997
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
DEBT SUMMARY:
Balance
  Fixed rate................................................     $4,739,018          $2,219,496
  Variable rate.............................................      1,286,387           2,064,821
                                                                 ----------          ----------
     Total..................................................     $6,025,405          $4,284,317
                                                                 ==========          ==========
Percent of total debt:
  Fixed rate................................................          78.7%               51.8%
  Variable rate.............................................          21.3%               48.2%
                                                                 ----------          ----------
     Total..................................................         100.0%              100.0%
                                                                 ==========          ==========
Weighted average interest rate at end of period:
  Fixed rate................................................           7.3%                7.5%
  Variable rate.............................................           6.4%                6.9%
                                                                 ----------          ----------
     Weighted average.......................................           7.1%                7.2%
                                                                 ==========          ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

     As of December 31, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $124.3 million) consisted of approximately $2.3 billion of fixed rate debt with a weighted average interest rate of approximately 7.6% and $70.4 million of variable rate debt based on various spreads over LIBOR. The Company's mortgage debt at December 31, 1998 will mature as follows:

                                                                DOLLARS IN
                                                                THOUSANDS
                                                                ----------
1999........................................................    $  116,346
2000........................................................       185,888
2001........................................................       488,968
2002........................................................        78,398
2003........................................................       298,014
Thereafter..................................................     1,168,957
                                                                ----------
     Subtotal...............................................     2,336,571
Net premium (net of accumulated amortization of $3.0
  million)..................................................        13,517
                                                                ----------
     Total..................................................    $2,350,088
                                                                ==========

     In the first quarter of 1999, the Company repaid approximately $257.0 million of mortgage debt (of which approximately $90.7 million was scheduled to mature in 1999) and anticipates repaying an additional $240.0 million with proceeds from the Company's $1.0 billion unsecured notes offering in January 1999.

     The instruments encumbering the Properties restrict transfer of the mortgaged Properties subject to the terms of the mortgage indebtedness, prohibit additional liens and require payment of taxes on the mortgaged

Properties, maintenance of the mortgaged Properties in good condition, maintenance of insurance on the mortgaged Properties and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

Lines of Credit

     On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points in respect to the entire facility, payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The outstanding balance on the $1.0 Billion Credit Facility was $688.0 million as of December 31, 1998. Subsequent to December 31, 1998, the Company repaid $663.0 million on the $1.0 Billion Credit Facility.

Term Loan Facilities

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

UNSECURED NOTES

$180 Million Notes Offering

     In September 1997, the Company issued the $180 Million Notes. The $180 Million Notes were issued in four tranches with maturities from seven to ten years.

$1.25 Billion Notes Offering

     In February 1998, the Company issued the $1.25 Billion Notes. The $1.25 Billion Notes were issued in four tranches with maturities of five to twenty years.

$250 Million MandatOry Par Put Remarketed Securities Offering

     Also in February 1998, the Company issued the $250 Million MOPPRS which are subject to mandatory tender to the remarketing agent on February 15, 2002.

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company issued the $775 Million Notes in three tranches with maturities of six to thirty years, along with 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. Each warrant entitles the holder thereof to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million nine year notes due 2007.

$1.0 Billion Unsecured Notes Offering

     In January 1999, the Company issued the $1.0 Billion Notes in three tranches with maturities of three to ten years and will use the net proceeds of approximately $990.1 million to repay $497.0 million of mortgage debt, $16.0 million in prepayment penalties and $477.1 million of amounts outstanding on the $1.0 Billion Credit Facility.

     The table below summarizes the Company's unsecured notes as of February 28, 1999:

                                                                   AMOUNT        STATED    EFFECTIVE
                          TRANCHE                              (IN THOUSANDS)     RATE      RATE(1)
                          -------                              --------------    ------    ---------
3 Year Notes due 2002......................................      $  200,000       6.4%       6.6%
4 Year MOPPRS due 2002(2)..................................         250,000       6.4%       6.3%
5 Year Notes due 2003......................................         300,000       6.4%       6.8%
5 Year Notes due 2004......................................         300,000       6.5%       6.7%
6 Year Notes due 2004......................................         250,000       6.5%       6.7%
7 Year Notes due 2004......................................          30,000       7.2%       7.3%
7 Year Notes due 2005......................................         400,000       6.6%       7.0%
8 Year Notes due 2005......................................          50,000       7.4%       7.7%
9 Year Notes due 2006......................................          50,000       7.4%       7.7%
9 Year Notes due 2007......................................         300,000       6.8%       6.8%
10 Year Notes due 2007.....................................          50,000       7.4%       7.7%
10 Year Notes due 2008.....................................         300,000       6.8%       7.0%
10 Year Notes due 2009.....................................         500,000       6.8%       6.9%
20 Year Notes due 2018.....................................         250,000       7.3%       7.6%
30 Year Notes due 2028.....................................         225,000       7.3%       7.3%
                                                                 ----------       ----       ----
  Subtotal.................................................       3,455,000       6.7%       6.9%
                                                                                  ====       ====
Net premium (net of accumulated amortization of $.3
  million).................................................             992
                                                                 ----------
  Total....................................................      $3,455,992
                                                                 ==========

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

(2) The MOPPRS are subject to mandatory redemption to the remarketing agent in 2002 but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the privately offered $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered and, therefore, tradeable securities of the Company with terms identical in all material respects to the terms of the previously issued securities. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the potential issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series and in amounts, at prices and on terms to be described in one or more supplements to the prospectus. The Company sold $1.0 billion of unsecured notes in January 1999 under this registration statement.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes;
(b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their restricted securities for registered notes and warrants of the Company.

Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     Below is a summary of the equity securities issued in connection with various transactions occurring since January 1, 1998:

     - In February 1998, the Trust issued the Series B Preferred Shares which are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share). The Series B Preferred Shares are non-callable for five years with a mandatory call in year 2008. Proceeds from the Series B Preferred Share Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units and were used to pay down amounts outstanding under the line of credit.

     - In April 1998, the Trust privately placed 1,628,009 restricted Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million which were contributed to the Company in exchange for a corresponding number of Units and were used to pay down the credit facilities.

     - The Trust filed a shelf registration statement which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Trust may or may not issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

     - In December 1998, the Trust issued the Series C Preferred Shares. The shares are non-redeemable for five years, and after five years may be redeemed by the Trust at par plus accumulated distributions. This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. The net proceeds were contributed to the Company in exchange for a corresponding number of Series C Preferred Units and were used to pay down the $1.0 Billion Credit Facility. Each unit will be entitled to receive an annual distribution of $2.15625 to be paid quarterly.

     - During 1998, the Trust issued 809,653 Common Shares as a result of share options exercised and issued 380,000 restricted Common Shares and, as a result, the Company issued a corresponding number of Units to the Trust. The Company issued 7,043,510 Units in connection with property acquisitions, 7,556,332 Units were redeemed into Common Shares on a one-for-one basis, and 1,169 Units were converted into cash.

     - Effective as of August 13, 1998, the Trust amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Trust to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Trust shall pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction of shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed. The portion expensed would not exceed $2.39375 per Common Share.

     - Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of a) September 3, 2000 or b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of partners' capital.

     - In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share. Upon the issuance of Common Shares by the Trust, the Company will issue a corresponding number of Units to the Trust.

MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2028) has a fixed interest rate, which minimizes the interest rate risk. The Company also utilizes certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $6.0 billion at December 31, 1998, of which approximately $1.3 billion, or 21%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by ten percent (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $8.2 million. If market rates of interest increase by ten percent, the fair value of the Company's total outstanding debt would decrease by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decrease by ten percent (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $8.2 million. If market rates of interest decrease by ten percent, the fair value of the Company's total outstanding debt would increase by approximately $146.0 million.

     At December 31, 1998, the Trust and the Company have put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties and Columbus America Properties, respectively. On August 13, 1999, the holders of Wright Runstad options (the "WR Holders"), can require the Trust to purchase all or a portion of the 3,435,668 Common Shares issued at acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction of shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed. The Company will not incur any loss on this transaction if the put option is not exercised.

     The Company's cash flows could decrease by up to $10.3 million if, prior to August 13, 1999, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $108 million if the WR Holders exercise their rights under the put option agreement on August 13, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised.

     The Company has a put option agreement outstanding with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise the Company will recognize any cash paid as a reduction of partners' capital. Cash flows of the Company may decrease by up to approximately $49.1 million if the CA Holders exercise their rights under the put option agreement. There will be no impact on cash flows from this transaction if the put option is not exercised.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company's financial structure.

CASH FLOWS

     For discussion purposes, the cash flows for 1997 combined the cash flows of Equity Office Predecessors for the period January 1, 1997 through July 10, 1997 and the cash flows of the Company for the period July 11, 1997 through December 31, 1997. The cash flows for 1996 represent solely the cash flows of Equity Office Predecessors. Consequently, the comparison of the periods provides only limited information regarding the cash flows of the Company.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Cash and cash equivalents decreased by approximately $161.8 million to $67.1 million at December 31, 1998, from $228.9 million at December 31, 1997. This decrease was the result of approximately $759.1 million provided by operating activities, $2,231.7 million used for investing activities and $1,310.8 million provided by financing activities. Net cash provided by operating activities increased by approximately $472.4 million from $286.7 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $68.4 million from $2,163.3 million mainly due to an increase in the amount of cash used for real estate assets purchased during 1998 compared to 1997. Net cash provided by financing activities decreased by approximately $565.4 million from $1,876.2 million due primarily to a net pay down of the credit facilities and distributions to unitholders and preferred unitholders partially offset by proceeds from unsecured notes and the line of credit.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Cash and cash equivalents decreased by approximately $181.5 million, to approximately $228.9 million at December 31, 1997, compared to $410.4 million at December 31, 1996. This decrease was the result of approximately $2.2 billion invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions reduced by approximately $286.7 million of cash generated by operations and $1.9 billion generated from financing activities (including the $181.1 million contributed by Equity Office Predecessors). Net cash provided by operating activities increased by approximately $120.7 million to approximately $286.7 million from $166.0 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $1.3 billion from $0.9 billion to $2.2 billion mainly due to an increase in the amount of real estate assets purchased during 1997 compared to 1996. Net cash provided by financing activities increased by approximately $0.8 billion from

$1.1 billion to $1.9 billion due to net proceeds contributed to the Company from the sale of the Trust's Common Shares, an increase in proceeds from lines of credit and unsecured notes, partially offset by a decrease in proceeds from mortgage notes and an increase in principal payments on mortgage notes and lines of credit.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of capital and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the years ended December 31, 1998, 1997 and 1996 were approximately $44.1 million, $46.8 million and $53.0 million, respectively or $0.59, $.72 and $1.85 per square foot, respectively. These amounts exclude capital and tenant improvements of approximately $70.0 million, $31.2 million and $47.3 million incurred for the years ended December 31, 1998, 1997 and 1996, respectively for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures (excluding Properties disposed of) for the years ended December 31, 1998, 1997 and 1996. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1998     1997     1996
                                                                -----    -----    -----
Number of Office Properties.................................      284      258       82
Rentable square feet (in millions)..........................     75.1     65.3     28.7
Annual capital expenditures per square foot.................    $0.17    $0.08    $0.16

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions (excluding Properties disposed of) for the years ended December 31, 1998, 1997 and 1996 excluding amounts attributable to developments in process. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                1998 (1)    1997 (1)    1996 (1)
                                                                --------    --------    --------
Number of Office Properties.................................        284         258          82
Rentable square feet (in millions)..........................       75.1        65.3        28.7
Revenue enhancing tenant improvements and leasing
  Commissions:
  Amounts (in thousands)....................................    $42,817     $18,272     $31,534
  Per square foot improved..................................    $ 16.33     $ 19.74     $ 30.26
  Per total square foot.....................................    $  0.57     $  0.27     $  1.10
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................    $27,176     $ 8,334     $15,486
  Per square foot improved..................................    $  7.74     $  5.73     $  6.79
  Per total square foot.....................................    $  0.36     $  0.12     $  0.54
Retenanted space:
  Amounts (in thousands)....................................    $33,324     $14,806     $31,987
  Per square foot improved..................................    $ 16.97     $ 15.10     $ 20.64
  Per total square foot.....................................    $  0.44     $  0.22     $  1.11
                                                                -------     -------     -------
Total non-revenue enhancing (in thousands)..................    $60,500     $23,140     $47,473
Per square foot improved....................................    $ 11.05     $  9.50     $ 12.39
Per total square foot.......................................    $  0.80     $  0.35     $  1.65

---------------

(1) The per square foot calculations as of December 31, 1998, 1997 and 1996 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the year ended December 31, 1998 and 1997, and tenant improvements in process at December 31, 1996, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of December 31, 1998, 1997 and 1996 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                     (DOLLARS IN MILLIONS)
    Actual Amounts Expended:
    Revenue enhancing.......................................    $  39.0     $  18.4     $  30.6
    Non-revenue enhancing renewal...........................    $  33.2     $  12.4     $  14.0
    Non-revenue enhancing retenanted........................    $  51.9     $  33.5     $  20.8

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the credit facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of December 31, 1998, the Company had incurred approximately $268.4 million of costs in connection with the Properties being developed. The Properties under development as of December 31, 1998 are as follows:

                                                         ESTIMATED              ESTIMATED
                                                           PLACE                RENTABLE                 TOTAL
                                                         IN SERVICE   PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                                 LOCATION         DATE(1)     LEASED     FOOTAGE    INCURRED    COST(1)
--------                             -----------------   ----------   -------   ---------   --------   ---------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Developments in Service:
Tower at New England Executive Park  Burlington, MA          3/98       22%      194,911    $ 31,102   $ 41,000
Colonnade III                        Dallas, TX              9/98       70%      377,639      64,044     68,000
Crosby Corporate Center II           Bedford, MA            10/98       69%      257,528      34,886     42,000
                                                                                 -------    --------   --------
                                                                      Total      830,078    $130,032   $151,000
                                                                                 =======    ========   ========
Developments:
Reston Town Center Garage            Reston, VA           4Q/1999       N/A           (2)   $  2,937   $ 13,000
150 California                       San Francisco, CA    1Q/2000        0%      201,554      16,938     66,000
John Marshall III                    McLean, VA           1Q/2000      100%      180,000      18,081     46,000
Riverside Center                     Newton, MA           2Q/2000        0%      494,710      33,635    112,000
Other Projects (3)                   --                        --        --           --      66,127         --
                                                                                 -------    --------   --------
                                                                      Total      876,264    $137,718   $237,000
                                                                                 =======    ========   ========

     In addition, the Company has entered into agreements to acquire the following properties upon completion:

                                                       ESTIMATED              ESTIMATED
                                                         PLACE                RENTABLE                 TOTAL
                                                       IN SERVICE   PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                                LOCATION        DATE(1)     LEASED     FOOTAGE    INCURRED    COST(1)
--------                             ---------------   ----------   -------   ---------   --------   ---------
                                                                                              (DOLLARS IN
                                                                                               THOUSANDS)
Rand Tower Garage                    Minneapolis, MN    2Q/1999       N/A           (4)     $ 71     $ 19,000
Prominence (5)                       Atlanta, GA        3Q/1999        1%      425,706       535       87,000
World Trade Center                   Seattle, WA        1Q/2000      100%      186,787        17       39,000
                                                                               -------      ----     --------
                                                                    Total      612,493      $623     $145,000
                                                                               =======      ====     ========

     The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition, the Company has entered into separate joint ventures to develop the following properties:

                                                    ESTIMATED             ESTIMATED
                                                    PLACE IN              RENTABLE                 TOTAL
                                                     SERVICE    PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                               LOCATION      DATE(1)    LEASED     FOOTAGE    INCURRED    COST(1)
--------                             ------------   ---------   -------   ---------   --------   ---------
                                                                                          (DOLLARS IN
                                                                                           THOUSANDS)
Metropoint II (6)                    Denver, CO      1Q/1999       19%     150,181    $ 7,676    $ 17,000
Sunset North Corporate Campus(7)     Bellevue, WA    4Q/1999       41%     460,663     27,861      81,000
Three Bellevue Center (8)            Bellevue, WA    1Q/2000        0%     471,635      4,501      72,000
                                                                          ---------   -------    --------
                                                                 Total    1,082,479   $40,038    $170,000
                                                                          =========   =======    ========

---------------

(1) The Estimated Place in Service Date represents the date the certificate of occupancy has been or is anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property will undergo a lease up period. The Total Estimated Cost includes amounts attributable to tenanting the Property.

(2) This property is a parking facility that will consist of approximately 530 parking spaces and 34,700 square feet of retail space.

(3) These projects are in various stages of development or pre-development. The Company has taken the necessary steps to continue the development process while it evaluates its alternatives with respect to these projects.

(4) This property is a parking facility that will consist of approximately 589 parking spaces.

(5) The estimated cost of this property excludes a vacant land parcel valued at approximately $7.0 million, that will be purchased with the building.

(6) The Cost Incurred and Total Estimated Cost reflect the Company's 70% interest in this project. The total cost of the project including the joint venture partner's share is approximately $24.0 million.

(7) The Cost Incurred and Total Estimated Cost reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $101.0 million of which up to $68.0 million will be funded by a development loan. The Company's share of the development loan outstanding at December 31, 1998 is approximately $3.1 million.

(8) The Cost Incurred and Total Estimated Cost reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90.0 million of which up to $60.0 million will be funded by a development loan. The Company's share of the development loan outstanding at December 31, 1998 is approximately $.3 million.

     In addition to the properties described above, the Company owns various land parcels available for development. However, no significant development activity is taking place on these sites at this time.

YEAR 2000

OVERVIEW OF Y2K PROBLEM

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19". If left uncorrected, many computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 and other key dates could result in a variety of problems from data miscalculations to the failure of entire systems. Among the assumptions the Company has made in the course of this discussion are the following:

     - The Company's ability to accurately determine its Y2K readiness on a cost effective basis.

     - The availability of personnel and systems as required to correct any Y2K problems known to the Company.

     - The continued availability of such personnel and systems on a commercially reasonable basis throughout 1999.

THE YEAR 2000 PROGRAM

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases during 1998 and the remainder of 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE -- ASSESSING THE COMPANY'S Y2K READINESS

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. For the most part, the initial step of identifying potentially problematic systems has been completed by the Company's information services department and building engineers through a combination of physical inspections and informational interviews with Company employees. However, the initial study of the Company's secondary systems (described below) remains to be completed and is being handled with the assistance of an outside consultant.

     After identifying systems that could have a potential Y2K problem, the Company is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting information. In addition to examining the Company's systems for compliance, the Company continues to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

BUILDING MANAGEMENT SYSTEMS

     The Company has identified six categories of building management systems in which it has the most exposure to potential Y2K problems. These categories include:

     -  Building automation (e.g. energy management, HVAC)

     -  Security card access

     -  Fire and life safety

     -  Elevator

     -  Garage revenue control

     -  Office equipment

     In January 1999, the Company completed a preliminary Y2K compliance study of the building management systems outlined above at each of the Company's Properties. Based upon this study, the Company will upgrade or replace specific building management systems that were determined not to be compliant. The estimated cost of such upgrades and replacements is described in the Phase Two summary that follows.

INFORMATION SYSTEMS

     The Company's information systems falls into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

ACCOUNTING AND PROPERTY MANAGEMENT

     Management has determined the Company's exposure with respect to the Company's accounting and property management software. Specifically, although the general ledger system is compliant, the accounts payable and property management systems are not. The Company's current expected schedule for compliance is as follows:

     -  Test software upgrades -- In Progress

     -  Begin installation of upgrades -- First Quarter 1999

     -  Full Y2K compliance -- Second Quarter 1999

NETWORK OPERATING SYSTEMS

     Management believes that the network operating servers are currently approximately 50% compliant. The non-compliant servers require a software patch that is being acquired from the software manufacturer in order to become compliant. Upgrades of the Company's network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

DESKTOP SOFTWARE

     Management believes that all of the Company's desktop systems and software applications have been reviewed. Management has identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready the Company's desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, the Company currently intends to install Windows 98 and Microsoft Office 97 in all field and home office desktop systems.

     The Company's timeframe for EO 2000 is expected to be as follows:

     -  Systems (hardware and software) testing for Y2K compliance -- Complete

     - Install updated software that will also provide Y2K compliance -- In Progress

     -  Complete installation/full compliance -- October 1999

SECONDARY INFORMATION SYSTEMS

     The Company's "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, forecasting modeling software, and all types of internally developed software, such as the Company's budget program and tenant-services system. As discussed above, the Company has retained a third party consultant to assist in identifying and assessing the compliance of the secondary systems. The initial step of identifying any non-compliant secondary systems should be completed by the end of the first quarter 1999 at a cost of approximately $300,000. Thereafter, a budget and timetable for the replacement or upgrade of any non-compliant secondary systems will be developed.

TELECOMMUNICATION SYSTEMS

     Management generally believes that the Company's internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. Although there could be some convenience issues such as inaccurate voice-mail message date stamps, such problems are not expected to be material and, in large part, should be corrected prior to the year 2000.

PHASE TWO -- DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

     Except as described above with respect to the secondary systems, the work to date on Phase One of the Program has been performed by the Company's employees without additional cost. Based upon the preliminary studies that were completed in January 1999, the Company has budgeted approximately $7.4 million for the upgrade and replacement of building management systems having potential Y2K related problems. This amount equates to an average of approximately $.10 per rentable square foot at each of the Company's Properties. It is management's belief that a large part of the cost of bringing the building management systems into compliance will be considered to be reimbursable to the Company under most tenant leases or is being incurred as part of a broader initiative to improve building operating systems. The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. The Company is still in the process of completing Phases One and Two of the Program with respect to Information Systems. Upon completion, the Company will prepare a budget and action plan for bringing the Information Systems into compliance.

PHASE THREE -- ASSESSING THE RISKS TO THE COMPANY OF NON-COMPLIANCE

     Management does not currently believe that the impact of the Y2K problem will have a material adverse effect on the Company's financial condition and results of operations. Such belief is based on management's analysis of the risks to the Company related to the Company's own potential Y2K problems discussed above, as well as its assessment of the Y2K problems of the Company's vendors, suppliers and customers.

FAILURE OF BUILDING MANAGEMENT SYSTEMS

     Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that most building management systems can be operated in a manual or by-pass mode, thereby negating the Y2K problem until it can be corrected. In addition, each of the Company's Properties has, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one Property should have no effect on other Properties. In addition, based upon the study results received to date, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000. The Company has previously begun preliminary testing of building systems at several of its buildings sites, including Westbrook Corporate Center, Two California Plaza and State Street Bank Building. Testing of essential building management systems will continue throughout 1999.

     In the event the Company does experience a failure of essential building management systems at one or more of the Company's buildings, whether due to a failure of one of its systems or an interruption of utilities, management believes that the individual tenant leases will protect the Company from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of its leases eliminate, limit or quantify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a non-contractual basis (e.g. in tort), it is the Company's belief that its efforts to identify and solve Y2K problems will minimize such risk. The Company has also attempted to allocate the risk of non-compliance to the vendors and manufacturers of the building management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data.

FAILURE OF INFORMATION SYSTEMS

     Since the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if the Company were to experience problems with its information systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those information system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

THE Y2K PROBLEMS OF THE COMPANY'S VENDORS

     The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of the Company's manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

THE Y2K PROBLEMS OF THE COMPANY'S CUSTOMERS

     Due to our broad customer/tenant base, the success of the Company's business is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and results of operations if any one of its tenants ceased to conduct business (and pay rent) due to Y2K related problems. This would not necessarily be the case, however, were Y2K problems sufficiently pervasive as to affect the financial conditions of a material number of the Company's tenants. As part of its efforts to keep its tenants advised as to the steps the Company is taking to address potential Y2K problems, the Company has also requested that its tenants provide it with periodic updates as to their Y2K readiness.

DOOMSDAY SCENARIO

     The Company is aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. The Company is unable to determine whether such predictions are true or false. As mentioned above, the Company expects that the nature of its income (rent from good credit tenants under long term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, all companies (including the Company) will experience the effects.

PHASE FOUR -- DEVELOPING CONTINGENCY PLANS

     The Company currently does not have a contingency plan in place. Once the Company has proceeded further in the completion of the initial phases of the Program, contingency plans are expected to be developed.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' combined Funds from Operations for the years ended December 31, 1998, 1997 and 1996 on a historical basis:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998          1997(1)         1996
                                                       -----------    -----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, gains on sales of real estate and
  extraordinary items:.............................    $   371,175    $   140,681    $   68,080
Add back (deduct):
  (Income) allocated to minority interests.........         (2,114)        (1,701)       (2,086)
  Income from investment in unconsolidated joint
     ventures......................................         11,267          5,155         2,093
  Depreciation and amortization (real estate
     related)......................................        313,519        130,465        92,373
  Net amortization of net premium on mortgage
     debt..........................................            940          2,324            --
  Preferred distributions..........................        (32,202)          (649)           --
                                                       -----------    -----------    ----------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included
  in Funds from Operations to a cash basis(2)......        662,585        276,275       160,460
  Deferred rental revenue..........................        (68,107)       (27,740)      (18,427)
  Deferred rental expense..........................          2,613          2,206           788
                                                       -----------    -----------    ----------
Funds from Operations excluding straight-line
  rental revenue and expense adjustments...........    $   597,091    $   250,741    $  142,821
                                                       ===========    ===========    ==========
Cash Flow Provided By (Used For):
  Operating Activities.............................    $   759,151    $   286,714    $  165,975
  Investing Activities.............................    $(2,231,712)   $(2,163,340)   $ (924,227)
  Financing Activities(3)..........................    $ 1,310,788    $ 1,876,197    $1,057,551
  Ratio of earnings to combined fixed charges and
     preferred unit distributions..................            1.8            1.8           1.5

---------------

(1) Represents the combined results of Equity Office Predecessors for the period from January 1 through July 10, 1997 and the Company from July 11 through December 31, 1997.

(2) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(3) For the year ended December 31, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2028) has a fixed interest rate, which minimizes the interest rate risk. The Company also utilizes certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $6.0 billion at December 31, 1998, of which approximately $1.3 billion, or 21%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by ten percent (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $8.2 million. If market rates of interest increase by ten percent, the fair value of the Company's total outstanding debt would decrease by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decrease by ten percent (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $8.2 million. If market rates of interest decrease by ten percent, the fair value of the Company's total outstanding debt would increase by approximately $146.0 million.

     At December 31, 1998, the Trust and the Company have put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties and Columbus America Properties, respectively. On August 13, 1999, the holders of Wright Runstad options (the "WR Holders"), can require the Trust to purchase all or a portion of the 3,435,668 Common Shares issued at acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction of shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed. The Company will not incur any loss on this transaction if the put option is not exercised.

     The Company's cash flows could decrease by up to $10.3 million if, prior to August 13, 1999, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $108 million if the WR Holders exercise their rights under the put option agreement on August 13, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised.

     The Company has a put option agreement outstanding with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise the Company will recognize any cash paid as a reduction of partners' capital. Cash flows of the Company may decrease by up to approximately $49.1 million if the CA Holders exercise their rights under the put option agreement. There will be no impact on cash flows from this transaction if the put option is not exercised.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Partners of EOP Operating Limited Partnership

     We have audited the accompanying consolidated balance sheets of EOP Operating Limited Partnership (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows of the Company for the year ended December 31, 1998 and the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in Note 1, for the period from January 1, 1997 to July 10, 1997, and for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EOP Operating Limited Partnership at December 31, 1998 and 1997, the consolidated results of EOP Operating Limited Partnership's operations and cash flows for the year ended December 31, 1998 and the period from July 11, 1997 to December 31, 1997, and the combined results of the Equity Office Predecessors', as defined in Note 1, operations and cash flows for the period from January 1, 1997 to July 10, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
February 9, 1999, except for Note 23,
as to which the date is February 16, 1999

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER UNIT DATA)
ASSETS:
  Investment in real estate.................................    $13,349,627    $10,746,424
  Developments in process...................................        268,373        259,718
  Land available for development............................         65,819         34,872
  Accumulated depreciation..................................       (352,259)       (64,695)
                                                                -----------    -----------
                                                                 13,331,560     10,976,319
  Cash and cash equivalents.................................         67,080        228,853
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,013 and $675, respectively).....         36,193         32,531
  Deferred rent receivable..................................         87,115         20,050
  Escrow deposits and restricted cash.......................        159,576         25,772
  Investment in unconsolidated joint ventures...............        378,534        387,332
  Deferred financing costs (net of accumulated amortization
    of $6,242 and $1,855,
  respectively).............................................         53,181          5,090
  Deferred leasing costs (net of accumulated amortization of
    $9,714 and $1,473,
  respectively).............................................         65,090         26,994
  Prepaid expenses and other assets.........................         82,962         48,731
                                                                -----------    -----------
    Total Assets............................................    $14,261,291    $11,751,672
                                                                ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net premium of $13,517 and
    $1,157, respectively)...................................    $ 2,350,088    $ 2,063,017
  Unsecured notes (including a net premium of $4,317 and $0,
    respectively)...........................................      2,459,317        180,000
  Lines of credit...........................................      1,216,000      2,041,300
  Accounts payable and accrued expenses.....................        347,970        260,401
  Due to affiliates.........................................          1,136            733
  Distribution payable......................................          5,080          1,191
  Other liabilities.........................................         93,022         45,055
                                                                -----------    -----------
    Total Liabilities.......................................      6,472,613      4,591,697
                                                                -----------    -----------
  Commitments and contingencies (Note 22)...................
  Minority Interests -- partially owned properties..........         28,360         29,612
                                                                -----------    -----------
  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 8,000,000
     issued and outstanding.................................        200,000        200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 6,000,000 issued and outstanding.................        300,000             --
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,600,000
     issued and outstanding.................................        115,000             --
  General Partners Capital..................................        118,309        115,230
  Limited Partners Capital..................................      7,027,009      6,815,133
                                                                -----------    -----------
    Total Partners' Capital.................................      7,760,318      7,130,363
                                                                -----------    -----------
    Total Liabilities and Partners' Capital.................    $14,261,291    $11,751,672
                                                                ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF OPERATIONS

                                              EOP OPERATING LIMITED PARTNERSHIP                EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues:
  Rental................................     $  1,299,044          $    314,233              $256,146               $386,481
  Tenant reimbursements.................          239,390                63,196                43,241                 62,036
  Parking...............................           94,241                25,960                21,091                 27,253
  Other.................................           25,745                 3,324                 6,539                 17,626
  Fees from noncombined affiliates......            9,571                 2,440                 2,510                  5,120
  Interest / dividends..................           11,708                 3,815                 9,577                  9,608
                                             ------------          ------------              --------               --------
    Total revenues......................        1,679,699               412,968               339,104                508,124
                                             ------------          ------------              --------               --------
Expenses:
  Interest:
    Expense incurred....................          338,611                76,675                80,481                119,595
    Amortization of deferred financing
      costs.............................            6,404                 4,178                 2,771                  4,275
  Depreciation..........................          291,213                64,695                57,379                 82,905
  Amortization..........................            8,365                 1,473                 5,884                  9,057
  Real estate taxes.....................          203,805                47,579                34,000                 52,182
  Insurance.............................            7,736                 3,196                 3,060                  4,863
  Repairs and maintenance...............          191,588                50,285                45,540                 71,156
  Property operating....................          189,577                52,235                42,309                 70,639
  Ground rent...........................            7,661                 2,384                 2,376                  2,227
  General and administrative............           63,564                17,690                17,201                 23,145
                                             ------------          ------------              --------               --------
    Total expenses......................        1,308,524               320,390               291,001                440,044
                                             ------------          ------------              --------               --------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.................................          371,175                92,578                48,103                 68,080
Minority Interests -- partially owned
  properties............................           (2,114)                 (789)                 (912)                (2,086)
Income from investment in unconsolidated
  joint ventures........................           11,267                 3,173                 1,982                  2,093
Gain on sales of real estate............           12,433                   126                12,510                  5,338
                                             ------------          ------------              --------               --------
Income before extraordinary items.......          392,761                95,088                61,683                 73,425
Extraordinary items.....................           (7,506)              (16,366)                 (274)                    --
                                             ------------          ------------              --------               --------
Net income..............................          385,255                78,722                61,409                 73,425
Preferred distributions.................          (32,202)                 (649)                   --                     --
                                             ------------          ------------              --------               --------
Net income available for Units..........     $    353,053          $     78,073              $ 61,409               $ 73,425
                                             ============          ============              ========               ========
Net income available per weighted
  average Unit outstanding -- Basic.....     $       1.25          $       0.44
                                             ============          ============
Weighted average Units outstanding --
  Basic.................................      282,114,343           178,647,562
                                             ============          ============
Net income available per weighted
  average Unit outstanding -- Diluted...     $       1.24          $       0.43
                                             ============          ============
Weighted average Units outstanding --
  Diluted...............................      283,974,532           180,014,027
                                             ============          ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                         AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENTS OF CHANGES IN OWNERS' EQUITY

                                           EOP OPERATING LIMITED PARTNERSHIP                 EQUITY OFFICE PREDECESSORS
                                       ------------------------------------------   ---------------------------------------------
                                                             FOR THE PERIOD FROM      FOR THE PERIOD FROM      FOR THE YEAR ENDED
                                       FOR THE YEAR ENDED   JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH       DECEMBER 31,
                                       DECEMBER 31, 1998      DECEMBER 31, 1997          JULY 10, 1997                1996
                                       ------------------   ---------------------   ------------------------   ------------------
                                                                         (DOLLARS IN THOUSANDS)
PARTNERS' CAPITAL:
Balance, beginning of period..........     $7,130,363            $       --               $        --              $       --
  Net proceeds from IPO...............             --               564,506                        --                      --
  Contribution of net assets from
    Consolidation at fair value in
    exchange for Units................             --             2,830,919                        --                      --
  Issuance of Units, put options and
    warrants for acquisitions.........        204,008               357,672                        --                      --
  Amortization of restricted share
    awards............................          3,129                    --                        --                      --
  Issuance of Units through exercise
    of share options..................         15,435                    --                        --                      --
  Issuance of preferred units.........        415,000               200,000
  Preferred units and other offering
    costs.............................        (14,630)                   --                        --                      --
  Sale of Units, net..................         43,983               273,950                        --                      --
  Issuance of Units for Beacon
    Merger............................             --             2,921,838                        --                      --
  Units issued for restricted units
    and trustee fees..................             --                   165                        --                      --
  Net income..........................        385,255                78,722                        --                      --
  Preferred distributions.............        (32,202)                 (649)                       --                      --
  Distribution declared to partners...       (390,023)              (96,760)                       --                      --
                                           ----------            ----------               -----------              ----------
Balance, end of period................     $7,760,318            $7,130,363               $        --              $       --
                                           ==========            ==========               ===========              ==========
OWNERS' EQUITY:
Balance, beginning of period/year.....     $       --            $       --               $ 1,727,002              $1,089,969
  Contributions.......................             --                    --                   285,542                 661,265
  Offering expenses...................             --                    --                        --                  (1,157)
  Distributions.......................             --                    --                  (189,752)                (96,500)
  Net income..........................             --                    --                    61,409                  73,425
  Contribution of Owners' Equity to
    the Company in connection with the
    Consolidation.....................             --                    --                (1,884,201)                     --
                                           ----------            ----------               -----------              ----------
Balance, end of period/year...........     $       --            $       --               $        --              $1,727,002
                                           ==========            ==========               ===========              ==========
ALLOCATION OF PARTNERS' CAPITAL:
  General Partners Capital............     $  118,309            $  115,230               $        --              $       --
                                           ==========            ==========               ===========              ==========
  Limited Partners Capital............     $7,027,009            $6,815,133               $        --              $       --
                                           ==========            ==========               ===========              ==========
  8.98% Series A Cumulative Redeemable
    Preferred Units...................     $  200,000            $  200,000               $        --              $       --
                                           ==========            ==========               ===========              ==========
  5.25% Series B Convertible,
    Cumulative Redeemable Preferred
    Units.............................     $  300,000            $       --               $        --              $       --
                                           ==========            ==========               ===========              ==========
  8.625% Series C Cumulative
    Redeemable Preferred Units........     $  115,000            $       --               $        --              $       --
                                           ==========            ==========               ===========              ==========

                            See accompanying notes.

           EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS
                  OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS
                       COMBINED STATEMENTS OF CASH FLOWS

                                              EOP OPERATING LIMITED PARTNERSHIP                EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income before preferred
    distributions.......................     $   385,255            $    78,722              $  61,409             $  73,425
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization.......         305,982                 70,202                 66,034                96,237
    Amortization of premiums/discounts
      on unsecured notes and terminated
      interest rate protection
      agreements........................           2,898                    144                     --                    --
    Compensation related to restricted
      shares issued to employees by the
      Trust.............................           2,829                     --                     --                    --
  (Income) from unconsolidated joint
    ventures............................         (11,267)                (3,173)                (1,982)               (2,093)
  (Gain) on sales of real estate........         (12,433)                  (126)               (12,510)               (5,338)
  Extraordinary items...................           7,506                 16,366                    274                    --
  Provision for doubtful accounts.......             890                  1,686                  1,175                 2,284
  Allocation to minority interests......           2,114                    789                    912                 2,086
  Changes in assets and liabilities:
    (Increase) decrease in rents
      receivable........................          (4,552)                 2,064                  2,664                (1,550)
    (Increase) in deferred rent
      receivables.......................         (67,065)               (21,421)                (8,061)              (20,421)
    Decrease (increase) in prepaid
      expenses and other assets.........          10,756                (29,551)                (8,839)               (9,747)
    Increase in accounts payable and
      accrued expenses..................          87,569                 54,076                  2,916                19,241
    Increase (decrease) in due to
      affiliates........................             403                   (898)                  (722)                1,235
    Increase (decrease) in other
      liabilities.......................          48,266                 21,874                 (7,310)               10,616
                                             -----------            -----------              ---------             ---------
      Net cash provided by operating
         activities.....................         759,151                190,754                 95,960               165,975
                                             -----------            -----------              ---------             ---------
INVESTING ACTIVITIES:
  Property acquisitions.................      (1,930,172)            (1,508,928)              (531,968)             (768,906)
  Proceeds from sales of real estate....         130,123                     --                 72,078                14,502
  Payments for capital and tenant
    improvements........................        (207,093)               (99,586)               (59,511)             (129,485)
  Cash received from Beacon Merger......              --                 79,786                     --                    --
  Payment of Beacon Merger costs........              --                (62,069)                    --                    --
  Distributions from unconsolidated
    joint ventures......................          46,122                  4,571                     --                 1,688
  Investments in unconsolidated joint
    ventures............................         (42,019)                    --                (44,260)                   --
  Payments of lease acquisition costs...         (46,337)               (15,043)                (9,260)              (29,793)
  Investment in preferred securities....         (48,532)                    --                     --                    --
  (Increase) decrease in escrow deposits
    and restricted cash.................        (133,804)                 8,997                  1,853               (12,233)
                                             -----------            -----------              ---------             ---------
      Net cash (used for) investing
         activities.....................      (2,231,712)            (1,592,272)              (571,068)             (924,227)
                                             -----------            -----------              ---------             ---------

                            See accompanying notes.

           EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS
                  OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                              EOP OPERATING LIMITED PARTNERSHIP                EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                                          (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds from Units, net of offering
    costs...............................          43,983                838,456                     --                    --
  Proceeds from exercise of share
    options.............................          15,435                 68,191                     --                    --
  Distributions to unitholders..........        (388,954)               (95,569)                    --                    --
  Capital contributions.................              --                     --                287,949               661,265
  Capital distributions.................              --                     --               (288,652)              (12,508)
  Payments for offering expenses........            (117)                    --                     --                (1,157)
  Payment of preferred distributions....         (29,581)                    --                     --                    --
  Proceeds from sale of preferred units,
    net of offering costs...............         400,487                     --                     --                    --
  (Distributions to) minority interest
    in partially owned properties.......          (3,366)                  (371)                (3,401)              (22,593)
  Cash contributed from net assets at
    the IPO.............................              --                181,138                     --                    --
  Proceeds from mortgage debt...........          10,865                 84,466                154,090               640,953
  Proceeds from unsecured notes.........       2,279,572                180,000                     --                    --
  Proceeds from lines of credit.........       4,922,500              2,530,425                218,000               216,943
  Principal payments on mortgage debt...         (38,370)              (838,354)               (47,472)             (254,104)
  Principal payments on lines of
    credit..............................      (5,841,197)            (1,294,750)               (72,500)             (165,818)
  Payments of loan costs................         (22,192)                (7,039)                (1,889)               (5,430)
  Termination of interest rate
    protection agreements...............         (38,277)                    --                     --                    --
  Prepayment penalties on early
    extinguishments of debt.............              --                (16,247)                  (274)                   --
                                             -----------            -----------              ---------             ---------
      Net cash provided by financing
         activities.....................       1,310,788              1,630,346                245,851             1,057,551
                                             -----------            -----------              ---------             ---------
  Net (decrease) increase in cash and
    cash equivalents....................        (161,773)               228,828               (229,257)              299,299
  Cash and cash equivalents at the
    beginning of the period.............         228,853                     25                410,420               111,121
                                             -----------            -----------              ---------             ---------
  Cash and cash equivalents at the end
    of the period.......................     $    67,080            $   228,853              $ 181,163             $ 410,420
                                             ===========            ===========              =========             =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period,
    including capitalized interest of
    $15,077, $1,890, $3,669 and $4,640,
    respectively........................     $   302,415            $    70,658              $  82,969             $ 121,813
                                             ===========            ===========              =========             =========

                            See accompanying notes.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership, and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust") which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation") and the Trust's initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of December 31, 1998, the Company owned or had an interest in 284 office properties (the "Office Properties") containing approximately 75.1 million rentable square feet of office space and owned 19 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 18,059 parking spaces. The weighted average occupancy for the Office Properties at December 31, 1998 was approximately 95.0%. The Office Properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 53% in central business districts ("CBDs") and 47% in suburban markets.

     On July 11, 1997, the Company completed the Consolidation in connection with the IPO of the Trust, in which the Trust sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") at $21.00 per Common Share generating gross proceeds of approximately $603.8 million. The Trust contributed the net proceeds from the IPO of approximately $564.5 million to the Company in exchange for 28,750,000 units of partnership interest in the Company ("Units"). The Company used the net proceeds of the IPO and available cash reserves to repay debt of approximately $678.4 million, of which $598.4 million was mortgage debt and $80 million was a revolving line of credit.

     Concurrent with the IPO, the Company also completed the following formation transactions which resulted in the Consolidation of the Equity Office Predecessors into the Company:

     - Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership IV (collectively the "ZML Opportunity Partnerships"), the predecessor owner of the Properties, contributed their interest in the Properties to the Company in exchange for 126,419,397 Units.

     - ZML Investors Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust (collectively "ZML REITs") merged into the Trust, with the Trust succeeding to their interest in, and becoming the managing general partner of each of the ZML Opportunity Partnerships. Shareholders of the ZML REITs received 122,900,572 Common Shares of the Trust in exchange for their interests in the ZML REITs.

     - Equity Group Investments, Inc. an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Company in exchange for 8,358,822 Units.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY -- (CONTINUED)
     - The Company transferred a portion of the office property management business of EOH, the office property asset management business and the parking asset management business of the Equity Group that relates to the property management of the properties owned by the Equity Group, together with the 18 properties then held in partnerships or subject to participation agreements with unaffiliated parties (the "Joint Venture Properties") (collectively, the "Managed Property Business") to Equity Office Properties Management Corp., a Delaware corporation (the "EOP Management Company"), in exchange for 95% of the economic value in the EOP Management Company and EOH contributed $150,000 to the EOP Management Company in exchange for 5% of the economic value of the EOP Management Company.

     - ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and ZML Partners Limited Partnership IV (the "ZML Partners"), each of which is the general partner of one of the ZML Opportunity Partnerships, each transferred its 5% interest in certain corporations which owned a 1% general partnership interest in certain of the property title holding entities to a newly formed qualified REIT subsidiary of the Trust in exchange for 26,458 Common Shares.

     - The ZML Opportunity Partnerships transferred their 95% interest in certain corporations which owned a 1% general partner interest in certain of the property title holding entities to a subsidiary of the Trust in exchange for 502,740 Common Shares which in turn were contributed to the Company. Such Common Shares have been treated as treasury stock in the accompanying financial statements as of December 31, 1997 and were retired in 1998.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Consolidation and the Beacon Merger (as described in Note 4) were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for these transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair values as of the closing dates of the Consolidation and the Beacon Merger and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation and the IPO included interests in the properties of the ZML Opportunity Partnerships together with their limited and general partners (collectively, the "ZML Funds" which includes ZML Fund I, ZML Fund II, ZML Fund III and ZML Fund IV) and the Management Business. The financial statements of Equity Office Predecessors are presented on a combined basis, at historical cost, because the ZML Funds and the Management Business were under common control. All intercompany transactions and balances have been eliminated in combination.

     Minority interests have been recorded for those entities that were not wholly owned by the ZML Funds. Where controlling interests were not held by the ZML Funds, the entities were accounted for as investments in unconsolidated joint ventures utilizing equity accounting.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

ASSET CATEGORY                                                  ESTIMATED USEFUL LIFE
--------------                                                  ---------------------
Building....................................................                 40 years
Building improvements.......................................            4 -- 40 years
Tenant improvements.........................................            Term of lease
Furniture and fixtures......................................            3 -- 12 years

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Rental Income

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently ("Deferred Rent Receivable"). When the Company acquires a property the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996, which were not currently collectible as of such dates, were approximately $68.1 million, $20.0 million, $7.7 million and $18.4 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from dispositions (see Note 5). Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Management believes that the carrying basis of the Company's long-term debt consisting of secured and unsecured borrowings and an interest rate protection agreement approximate their respective fair market values as of December 31, 1998 and 1997, respectively. The current value of debt was computed by

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash and cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     The Company periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated future finance transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on the straight-line method, which approximates the effective yield amount.

Derivatives and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. This standard is effective for fiscal years beginning after June 15, 1999. The Company is planning to adopt the standard effective January 1, 2000 and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

Income Taxes

     The Company is not liable for federal taxes as the partners recognize their proportionate share of the Company's income or loss in their tax returns. The Office Properties and Parking Facilities are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the Management Business is owned by a corporation and is subject to federal and state income taxes. The Company incurred federal and state income and franchise taxes of approximately $1.7 million, $0.2 million, $0.9 million and $1.4 million for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996, respectively, which are included in general and administrative expenses.

     The Trust elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organization and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 1998 and 1997 was approximately $9.7 billion and $7.5 billion, respectively.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Minority Interests -- partially owned properties

     The Company reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from these properties attributable to the minority interests are reflected as minority interests in partially owned properties in the statements of operations.

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

Reclassifications

     Certain reclassifications have been made to the previously reported 1997 and 1996 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 or 1996 results, partners' capital or owners' equity.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Parking Facilities, properties under development and vacant land was as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Land........................................................    $ 1,343,308    $ 1,026,801
Land available for development..............................         65,819         34,872
Building....................................................     11,729,616      9,621,345
Building improvements.......................................         76,631         19,956
Tenant improvements.........................................        191,936         74,408
Furniture and fixtures......................................          8,136          3,914
Developments in process.....................................        268,373        259,718
                                                                -----------    -----------
  Gross investment in real estate...........................     13,683,819     11,041,014
Accumulated depreciation....................................       (352,259)       (64,695)
                                                                -----------    -----------
  Net investment in real estate.............................    $13,331,560    $10,976,319
                                                                ===========    ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE -- (CONTINUED)
     During the year ended December 31, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from credit facilities, working capital, assumption of mortgage debt and the issuance of promissory notes, Units and Common Shares by the Trust. In addition, during 1997 the Company acquired 176 Office Properties and seven Parking Facilities, including those acquired in connection with the Beacon Merger (see Note 4), for a total cost of approximately $6.6 billion.

  DATE                                                             RENTABLE             TOTAL
ACQUIRED               PROPERTY                    LOCATION       SQUARE FEET    ACQUISITION COST(1)
--------  -----------------------------------  -----------------  -----------   ----------------------
                                                                                (DOLLARS IN THOUSANDS)
 1/29/98  BP Tower Garage                      Cleveland, OH              --          $   10,227
 3/18/98  100 Summer Street                    Boston, MA          1,037,801             222,710
 3/31/98  The Tower at New England Executive   Burlington, MA        194,911              27,929
          Park (2)
  4/2/98  Westbrook Corporate Center Vacant    Westchester, IL            --               3,973
          Land
 4/21/98  Denver Post Tower                    Denver, CO            579,999              52,937
 4/29/98  301 Howard Street and 215 Fremont    San Francisco, CA     572,396              90,015
          Street(3)
 4/30/98  410 17th Street                      Denver, CO            388,953              44,737
 4/30/98  Tabor Center (4)                     Denver, CO            674,278             144,485
 4/30/98  Trinity Place                        Denver, CO            189,163              19,034
 5/14/98  Dominion Plaza                       Denver, CO            571,468              59,901
 5/19/98  Millennium Plaza                     Englewood, CO         330,033              46,071
 5/22/98  Polk and Taylor Buildings (5)        Arlington, VA         902,371             153,463
  6/1/98  Walker Building                      Washington, D.C.       75,456               8,624
 6/26/98  Columbia Seafirst Center             Seattle, WA         1,537,932             401,750
  7/2/98  Northland Plaza                      Bloomington, MN       296,965              47,051
 7/15/98  4949 S. Syracuse                     Denver, CO             62,633               8,223
 7/15/98  Metropoint I and Metropoint III      Denver, CO            263,719              45,749
          vacant land
 7/15/98  One Park Square                      Albuquerque, NM       262,020              36,343
 7/15/98  Park Avenue Tower (6)                New York, NY          550,894             244,880
 7/15/98  Terrace Building                     Englewood, CO         115,408              15,464
 7/15/98  The Solarium                         Englewood, CO         162,817              19,511
 7/29/98  Second and Spring                    Seattle, WA           134,871              19,684
 9/30/98  Colonnade I, II and III (7)          Dallas, TX            984,254             151,958
 10/1/98  Worldwide Plaza (8)                  New York, NY        1,704,624             624,595
 11/3/98  Central Park vacant land             Atlanta, GA                --               3,975
12/17/98  Forbes Garage and Allies Garages     Pittsburgh, PA             --              31,251
          (9)
                                                                  ----------          ----------
                                               Total              11,592,966          $2,534,540
                                                                  ==========          ==========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The Tower at New England Executive Park is currently undergoing a significant renovation in an effort to re-tenant the Property.

(3) 215 Fremont Street is currently vacant.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE -- (CONTINUED)
(4) The total acquisition cost of Tabor Center includes a $15.0 million vacant land parcel and a 1,694 space parking facility.

(5) The total acquisition cost of the Polk and Taylor Buildings represents the cost to acquire the remaining 90% limited partnership interest in the Properties.

(6) The Company acquired a $295.0 million first mortgage note secured by Park Avenue Tower for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls the financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.

(7) Colonnade III was acquired from an unaffiliated party upon substantial completion and is approximately 70.0% leased as of December 31, 1998. The seller may be entitled to receive an earnout payment for leases executed in accordance with terms outlined in the purchase agreement. The maximum earnout payment is approximately $2.5 million.

(8) The $578.0 million purchase price specified in the purchase contract was adjusted to $624.6 million for the following: (1) the assumption of a $268.6 million first mortgage with an estimated mark to market adjustment of $11.2 million; (2) the assumption of a deferred real estate tax liability (a portion of which is expected to be recovered from tenants) with a present value of $31.2 million; (3) the issuance of 6,861,166 Units with an estimated fair value of $171.9 million based on a fair value of $25.05 per Unit; (4) a cash payment of approximately $110.1 million; (5) closing and transaction costs of approximately $4.2 million; and (6) the issuance of a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share. The office building consists of approximately 1,575,445 square feet of office space and approximately 20,788 square feet of retail space. The acquisition also includes a controlling financial interest in an amenities component that consists of approximately 108,391 square feet of retail space, a health club and movie theaters, and a 473-space parking garage. The complex also includes a residential condominium tower that was not acquired by the Company.

(9) The Company acquired a leasehold interest in Forbes Garage and Allies Garage for approximately $31.3 million. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

NOTE 4 -- BEACON MERGER

     On December 19, 1997, the Trust, the Company, Beacon Properties Corporation, a Maryland corporation ("Beacon") and Beacon Partnership L.P. ("Beacon Partnership") consummated the merger of Beacon with and into the Trust and Beacon Partnership with and into the Company (the "Beacon Merger") at a cost of approximately $4.3 billion. In the Beacon Merger, (i) the Trust issued 80,596,117 Common Shares in exchange for all of the outstanding Beacon common shares, (ii) the Trust exchanged its 8,000,000 Series A Preferred Shares for all of the outstanding Beacon preferred shares, (iii) the Company issued 8,570,886 Units in exchange for the outstanding common partnership units of Beacon Partnership exclusive of those held by Beacon, and (iv) the Company issued to the Trust 80,596,117 Units in exchange for the outstanding common units of Beacon Partnership held by Beacon when it merged into the Trust and 8,000,000 Series A preferred units in exchange for the corresponding preferred units of Beacon Partnership held by Beacon when it merged into the Trust. In addition, the Trust assumed the obligation to issue 4,732,822 Common Shares, of which

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- BEACON MERGER -- (CONTINUED)
773,599 and 3,829,739 had been issued during 1998 and 1997, respectively, upon the exercise of certain outstanding Beacon employee stock options, which resulted in the Company issuing a corresponding number of Units to the Trust. The $4.3 billion purchase price is comprised of the following: (1) based on a Unit price of $31.30, the Units, including Units issued for stock options, were valued at approximately $2.853 billion (which is net of a reduction for cash received or to be received upon exercise of the stock options of $86 million);
(2) the issuance of 8,000,000 Series A Cumulative Redeemable Preferred Units valued at their liquidation value of $200 million; (3) the assumption of approximately $627 million of secured debt and $533 million of unsecured debt;
(4) merger costs of approximately $85 million; and (5) net of the receipt of approximately $8 million of net assets.

     As a result of the Beacon Merger, the Company acquired an interest in 130 Beacon properties containing approximately 20.9 million rentable square feet of office space. The Beacon properties are located in 22 submarkets in six markets:
Boston, Atlanta, Chicago, Los Angeles, San Jose and Washington, D.C. The Beacon properties, by rentable square feet, are located 65% in suburban markets and 35% in CBDs, primarily Boston.

NOTE 5 - DISPOSITIONS

     During 1998, the Company disposed of four office properties located in Florida and one office property located in Washington, D.C. The combined square footage of these office properties was approximately 986,391 square feet. These office properties were sold for approximately $132.6 million generating a gain on sale of approximately $12.4 million. The net proceeds of approximately $119.9 million from the sale of the office properties located in Florida were held in an escrow account at December 31, 1998. The Company used the entire net proceeds plus accrued interest income in the escrow account to partially fund the acquisition of three Office Properties in January 1999 (see Note 23).

     During 1997, the Company disposed of one office property located in California and one office property located in Texas. These office properties were sold for approximately $72.5 million generating a gain on sale of approximately $12.6 million. The combined square footage of these office properties was approximately 535,992 square feet.

     During 1996, the Company disposed of a mixed-use property that included a 210-room hotel and an 18-story office complex located in Louisiana. This property was sold for approximately $14.8 million generating a gain on sale of approximately $5.3 million.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                              COMPANY'S OWNERSHIP
ENTITY                                                 PROPERTY             AS OF DECEMBER 31, 1998
------                                       -----------------------------  -----------------------
EOP -- Orange, L.L.C and EOP -- Ramlessview
  Investors, L.L.C.(1).....................  500 Orange Tower                         100%
Civic Parking, L.L.C(2)....................  St. Louis Parking Garages                 50%
Wright Runstad Associates Limited
  Partnership(3)...........................  N/A                                     28.5%
One Post Office Square Associates(4).......  One Post Office Square                    50%
BeaMetFed, Inc.(5).........................  75-101 Federal Street                     52%
Rowes Wharf Associates(6)..................  Rowes Wharf                               50%
Lehndorff Four Oaks Place Associates(7)....  Four Oaks Place                         2.55%
Metropoint II Associates(8)................  Metropoint II                             70%
WRC Sunset North, L.L.C.(9)................  Sunset North Corporate Campus             80%
Three Bellevue, L.L.C(10)..................  Three Bellevue Center                     80%

---------------
(1) The Company owns a mortgage note receivable secured by the property and land underlying and adjacent to the property.

(2) The Company owns a 50% membership interest.

(3) The Company owns a 28.5% non-controlling interest in this property management and development company, Wright Runstad Associates Limited Partnership ("WRALP"), (see Note 22).

(4) The Company is a 50% general partner in this joint venture.

(5) The Company and the Trust are shareholders in the corporation (a private
    REIT) which owns the property.

(6) The Company owns a 50% equity interest in the property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage note.

(7) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the property.

(8) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a 150,181 square foot office building, which is under construction in Denver, CO. The total cost of the project, including the joint venture partner's share, is approximately $24.0 million. The completion of this project is scheduled for the first quarter 1999. The Company acquired a 70% interest in this joint venture, while the unaffiliated party retained a 30% interest and will continue as the developer of the project. The Company has invested approximately $7.7 million in this project as of December 31, 1998. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

(9) In July 1998, the Company entered into a joint venture agreement with WRALP, an affiliated party, to develop Sunset North Corporate Campus, a three building, 460,663 square-foot office complex in Bellevue, WA. The total cost to develop the campus is estimated to be approximately $101.0 million, of which up to $68.0 million is anticipated to be funded by a development loan. The completion of this project is scheduled for the fourth quarter 1999. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved. The Company has incurred costs of approximately $27.9 million, which includes the Company's share of the development loan, in this project as of December 31, 1998. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)
(10) In December 1998, the Company entered into a joint venture agreement with WRALP to develop Three Bellevue Center, a 471,635 square foot office building in Bellevue, WA. Completion of the 22-story office building is scheduled for the first quarter 2000. The total cost to develop the project is estimated to be approximately $90.0 million, of which up to $60.0 million is anticipated to be funded by a development loan. The Company has an 80% interest in this joint venture and will have an option to acquire the remaining 20% interest at a later date from WRALP. The Company has incurred costs of approximately $4.5 million, which includes the Company's share of the development loan, in this project as of December 31, 1998.

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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
(DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net.......................................        $488,997             $523,670
  Other assets...........................................          78,623               73,450
                                                                 --------             --------
     Total Assets........................................        $567,620             $597,120
                                                                 ========             ========
  Mortgage debt..........................................        $243,096             $344,427
  Other liabilities......................................          16,059               15,271
  Partners' and shareholders' equity.....................         308,465              237,422
                                                                 --------             --------
     Total Liabilities and Partners' and Shareholders'
       Equity............................................        $567,620             $597,120
                                                                 ========             ========
  Company's share of equity..............................        $159,092             $155,522
  Excess of cost of investments over the net book value
     of underlying net assets, net of accumulated
     depreciation of $5,854 and $99, respectively........         219,442              231,810
                                                                 --------             --------
  Carrying value of investments in unconsolidated joint
     ventures............................................        $378,534             $387,332
                                                                 ========             ========
  Company's share of unconsolidated mortgage debt........        $124,282             $ 92,400
                                                                 ========             ========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998         1997       1996
                                                                ---------    --------    -------
                   (DOLLARS IN THOUSANDS)
Statement of Operations:
  Revenues..................................................    $107,617     $16,687     $4,775
                                                                --------     -------     ------
  Expenses:
     Operating expenses.....................................      37,489       4,638      1,852
     Interest expense.......................................      17,004         793         --
     Depreciation and amortization..........................      18,916       2,752        830
                                                                --------     -------     ------
       Total expenses.......................................      73,409       8,183      2,682
                                                                --------     -------     ------
  Net income................................................    $ 34,208     $ 8,504     $2,093
                                                                ========     =======     ======
  Company's share of net income.............................    $ 11,267     $ 5,155     $2,093
                                                                ========     =======     ======
  Company's share of interest expense.......................    $  8,580     $    --     $   --
                                                                ========     =======     ======
  Company's share of depreciation and amortization (real
     estate related)........................................    $ 14,412     $ 1,524     $  830
                                                                ========     =======     ======

NOTE 7 -- MORTGAGE DEBT

     The Company had outstanding mortgage indebtedness of approximately $2.4 billion and $2.1 billion as of December 31, 1998 and 1997, respectively. The historical cost, net of accumulated depreciation of encumbered properties at December 31, 1998 and 1997 was approximately $5.3 billion and $4.3 billion, respectively. During the years ended December 31, 1998 and 1997, the Company (a) repaid approximately $38.4 million and $885.8 million, respectively, of mortgage debt with proceeds from the IPO, the credit facilities, available cash reserves, and proceeds from property disposition; (b) assumed approximately $313.4 million and $890.5 million, respectively, of mortgage debt in connection with the acquisition of certain Properties; and (c) obtained proceeds from the financing of certain Properties and draws on existing mortgages totaling $10.9 million and $238.6 million, respectively.

     A summary of the Company's fixed and variable rate mortgage debt is as follows:

Fixed Rate Mortgage Debt

     As of December 31, 1998 and 1997, the Company had outstanding fixed rate mortgage indebtedness of approximately $2.3 billion and $2.0 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1998 and 1997, fixed interest rates ranged from 6.88% to 9.06% and 6.67% to 8.63%, respectively. The weighted average fixed interest rate was approximately 7.61% and 7.53% as of December 31, 1998 and 1997, respectively. The Company entered into an interest rate swap agreement in 1995 which effectively fixed the interest rate on a $93.6 million variable rate mortgage loan at 6.94% through the maturity of the loan on June 30, 2000.

Variable Rate Mortgage Debt

     As of December 31, 1998 and 1997, the Company had outstanding variable rate mortgage indebtedness of approximately $70.4 million and $23.5 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. The variable interest rates are based on a variety of options including LIBOR-based interest rates. As of December 31, 1998 and 1997, the weighted average variable interest rate was 6.35% and 6.94%, respectively.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- MORTGAGE DEBT -- (CONTINUED)
     Equity Office Predecessors sold several interest rate protection agreements (aggregating $173.0 million of LIBOR -- based agreements) in June 1997 at a cost of approximately $1.1 million.

Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter as of December 31, 1998 are as follows:

                   (DOLLARS IN THOUSANDS)
1999........................................................          $  116,346
2000........................................................             185,888
2001........................................................             488,968
2002........................................................              78,398
2003........................................................             298,014
Thereafter..................................................           1,168,957
                                                                      ----------
Subtotal....................................................           2,336,571
Net premium (net of accumulated amortization of $3,002).....              13,517
                                                                      ----------
  Total.....................................................          $2,350,088
                                                                      ==========

NOTE 8 -- LINES OF CREDIT

Lines of Credit

     The Company assumed $533 million in unsecured debt in connection with the Beacon Merger. The Company repaid $95 million prior to December 31, 1997 and repaid the remaining balance in February 1998 with the proceeds from the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the Series B Preferred Share Offering.

     On May 29, 1998, the Company completed a revolving credit agreement to provide the Company a $1.0 billion unsecured line of credit (the "$1.0 Billion Credit Facility"). This agreement amended the Company's previous unsecured line of credit of $600 million. (The $600 million line of credit was obtained in July 1997 as an amendment to the $475 million line of credit, which was obtained in April 1997 as an amendment to the $275 million line of credit). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility. These fees are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of December 31, 1998 there was approximately $688.0 million outstanding on the $1.0 Billion Credit Facility.

Term Loan Facilities

     In October 1997, the Company obtained a $1.5 billion unsecured credit facility (the "$1.5 Billion Credit Facility"). The $1.5 Billion Credit Facility was available for the acquisition of properties and general corporate purposes. The $1.5 Billion Credit Facility carried an interest rate equal to LIBOR plus 100 basis points subject to an increase or decrease upon receipt of an investment grade unsecured debt rating. The Company received an investment grade rating in December 1997 resulting in a reduction in the interest rate to LIBOR plus 80 basis points. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- LINES OF CREDIT -- (CONTINUED) approximately $4.9 million. In addition, an unused commitment fee of .15% to
 .25% was payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility. In October 1997, the Company used approximately $236 million of proceeds from the $1.5 Billion Credit Facility to repay the majority of the variable rate property mortgage indebtedness outstanding as of September 30, 1997. The Company repaid $150 million on the $1.5 Billion Credit Facility with the proceeds from the Trust's $200 million private placement of Common Shares which were contributed to the Company in October 1997. In addition, amounts were drawn from the $1.5 Billion Credit Facility for property acquisitions and general corporate purposes. As of December 31, 1997, the outstanding balance on the $1.5 Billion Credit Facility was approximately $1.044 billion. The $1.5 Billion Credit Facility was repaid and terminated in May 1998 with amounts borrowed from the $1.0 Billion Credit Facility.

     On August 14, 1998, the Company completed a term loan agreement with various financial institutions to provide the Company a $328 million unsecured term loan facility (the "$328 Million Credit Facility"). The term loan is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The term loan matures on August 15, 2000. The proceeds were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Company completed a term loan to provide the Company a $200 million unsecured term loan facility (the "$200 Million Credit Facility"). Interest accrues under the term loan at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds were used to pay down the $1.0 Billion Credit Facility.

NOTE 9 -- UNSECURED NOTES

$180 Million Notes Offering

     On September 3, 1997, the Company privately placed (the "$180 Million Notes Offering") $180 million of unsecured notes (the "$180 Million Notes"). The notes consist of four tranches with maturities from seven to ten years, which were priced at an interest rate spread over the corresponding U.S. Treasury rate. The Company used the proceeds to repay a portion of its credit facilities. In connection with the offering, the Company terminated $150 million of hedge agreements at a cost of approximately $3.9 million which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

$1.25 Billion Notes Offering

     In February 1998, the Company privately placed (the "$1.25 Billion Notes Offering") $1.25 billion of unsecured notes (the "$1.25 Billion Notes"). The notes consist of four tranches with maturities of five to 20 years priced at an interest rate spread over the corresponding U.S. Treasury rate. The notes were issued as a discount of approximately $2.0 million, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

$250 Million MandatOry Par Put Remarketed Securities Offering

     Also in February 1998, the Company privately placed $250 million of 6.376% MandatOry Par Put Remarketed Securities, due February 15, 2012 ("MOPPRS"), which are subject to mandatory tender on February 15, 2002 (the "$250 Million MOPPRS Offering"). The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million which is being amortized over the terms of the MOPPRS as an adjustment to interest expense.

     The proceeds to the Company from the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering, net of offering costs, were approximately $1.5 billion. The Company terminated $700 million of

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- UNSECURED NOTES -- (CONTINUED) hedge agreements in connection with the issuance of the $1.25 Billion Notes and the MOPPRS at a cost of approximately $31.3 million which is being amortized as an adjustment to interest expense. The net proceeds were used to pay down the line of credit and other unsecured borrowings.

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company privately placed $775 million of unsecured notes (the "$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date (the "$775 Million Notes Offering"). The notes consist of three tranches with maturities of six to 30 years. The $775 Million Notes and warrants were issued at a net premium of $119,250, which is being amortized over the terms of the respective tranches as an adjustment to interest expense. Each of the 300,000 warrants entitles its holder to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes due 2007. In exchange for issuing the warrants, the Company received a $2.4 million premium (80 basis points) at closing. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million and were used to pay down borrowings under the $1.0 Billion Credit Facility.

     A summary of the terms of the unsecured notes outstanding as of December 31, 1998 is presented below:

                                                                                            EFFECTIVE
TRANCHE                                                        AMOUNT        STATED RATE    RATE (1)
-------                                                    --------------    -----------    ---------
                                                           (IN THOUSANDS)
4 Year MOPPRS due 2002 (2).............................      $  250,000         6.4%          6.3%
5 Year Notes due 2003..................................         300,000         6.4%          6.8%
6 Year Notes due 2004..................................         250,000         6.5%          6.7%
7 Year Notes due 2004..................................          30,000         7.2%          7.3%
7 Year Notes due 2005..................................         400,000         6.6%          7.0%
8 Year Notes due 2005..................................          50,000         7.4%          7.7%
9 Year Notes due 2006..................................          50,000         7.4%          7.7%
9 Year Notes due 2007..................................         300,000         6.8%          6.8%
10 Year Notes due 2007.................................          50,000         7.4%          7.7%
10 Year Notes due 2008.................................         300,000         6.8%          7.0%
20 Year Notes due 2018.................................         250,000         7.3%          7.6%
30 Year Notes due 2028.................................         225,000         7.3%          7.3%
                                                             ----------         ----          ----
  Subtotal.............................................       2,455,000         6.8%          7.0%
                                                                                ====          ====
Net premium (net of accumulated amortization of $0.3
  million).............................................           4,317
                                                             ----------
  Total................................................      $2,459,317
                                                             ==========

---------------

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002, but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes and MOPPRS. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- UNSECURED NOTES -- (CONTINUED)
     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series and in amounts, at prices and on terms to be described in one or more supplements to the prospectus. The Company sold $1.0 billion of unsecured notes in January 1999 under this registration statement.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes;
(b) the 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their notes for registered securities of the Company.

NOTE 10 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following Properties are controlled and partially owned by the Company but have partners with minority interests. The Company has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors. The equity interests of the unaffiliated partners are reflected as minority interests:

                                                                COMPANY'S OWNERSHIP AS OF
PROPERTY                                                        DECEMBER 31, 1998 AND 1997
--------                                                        --------------------------
5100 Brookline (CIGNA Center)...............................                 95%(1)
The Plaza at La Jolla Village...............................              66.67%(1)
San Felipe Plaza............................................                 35%(2)
Capitol Commons Garage......................................                 50%(3)
Acorn Properties............................................                 89%(4)

---------------

(1) The Company owns a controlling interest and is the managing general partner.

(2) The Company is the managing general partner and receives preferential allocations resulting in the Company receiving 100% of the economic benefits. Prior to the IPO, an affiliate of the Company was the managing general partner.

(3) The Company owns a controlling interest and receives preferential allocations. The unaffiliated partner is entitled to receive 50% of the remaining cash flow after the Company receives its preferential allocations.

(4) The Company has an 89% managing general partner interest in 11 Office Properties and receives preferential allocations entitling the Company to 99% of the economic benefits. The Company has the option of purchasing the remaining interest in the 11 Office Properties, exercisable for a designated period commencing three years after the respective closing dates on the initial purchases, for additional consideration in the amount of approximately $2.1 million, all payable in Units valued at $28.775 per Unit.

NOTE 11 -- PARTNERS' CAPITAL

Units

     During the period from July 11, 1997 through December 31, 1997, in the course of acquiring 28 Office Properties, one Parking Facility and an interest in a management company, the Company issued 8,711,157 Units and the Trust issued 3,435,688 Common Shares, which resulted in the Company issuing

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- PARTNERS' CAPITAL -- (CONTINUED)
3,435,688 Units to the Trust, for a total of approximately $342.7 million. The total acquisition cost of these Properties and the interest in the management company was approximately $1,315.4 million. In addition, the Company issued 8,570,886 Units and the Trust issued 84,425,856 Common Shares in connection with the Beacon Merger (see Note 4). In July 1998, the Trust filed a Form S-3 shelf registration statement with the SEC, which was declared effective on September 4, 1998, to register the resale of 20,210,129 Common Shares which may be sold by the holders of previously privately issued Common Shares and/or certain Common Shares issued in exchange for Units.

     In December 1998, the Trust filed a Form S-3 shelf registration statement with the SEC to register 137,427 Common Shares which may be sold by the holders thereof after the issuance of such Common Shares in exchange for Units.

     In October 1997, the Trust completed two private placements for a total of 9,685,034 restricted Common Shares for a total value of approximately $273.9 million, which was contributed to the Company in exchange for a corresponding number of Units, and subsequently registered a portion of the shares with the SEC.

     In April 1998, the Trust privately placed 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million (the "UIT Offering"), which was contributed to the Company in exchange for a corresponding number of Units. The Company used the net proceeds to fund property acquisitions. These shares were subsequently registered with the SEC.

     During 1998, the Company issued 7,043,510 Units at a weighted average price of $25.07 per Unit for a total of approximately $176.6 million in connection with the separate acquisition of three Office Properties located in Denver, CO., Seattle, WA. and New York, NY. These Units represented a portion of the total acquisition cost of these Office Properties of approximately $697.2 million. In September 1998, the Trust filed a Form S-3 shelf registration statement with the SEC to register the resale of 6,854,451 Common Shares which may be sold by the holders thereof or by holders of Units upon the issuance of Common Shares in exchange for such Units.

     In July 1998, the Trust filed a Form S-3 shelf registration statement with the SEC, which was declared effective on July 22, 1998, to register the issuance of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- PARTNERS' CAPITAL -- (CONTINUED)
     The following table presents the changes in the Company's issued and outstanding Units:

                                                               1998           1997
                                                            -----------    -----------
OUTSTANDING AT JANUARY 1,...............................    278,687,353             --
Outstanding upon completion of the Consolidation and the
  IPO...................................................             --    163,555,677
Issued in exchange for Properties.......................      7,043,510     12,146,845
Units issued to the Trust related to Restricted Shares
  awarded to Officers...................................        380,000        298,000
Issued to the Trust related to Common Shares issued as
  Trustee compensation..................................             --          5,055
Issued to Trust in exchange for contribution of net
  proceeds from sale of Common Shares...................      1,628,009      9,685,034
Issued in the Beacon Merger (including 84,425,856 Units
  issued to the Trust of which 3,829,739 were for Beacon
  options exercised)....................................             --     92,996,742
Issued to the Trust related to Common Shares issued for
  share option exercises................................        809,653             --
Converted to cash.......................................         (1,169)            --
                                                            -----------    -----------
OUTSTANDING AT DECEMBER 31,.............................    288,547,356    278,687,353
                                                            ===========    ===========

Ownership of the Company

     As of December 31, 1998, the Trust and its subsidiaries had a 2% general partnership interest and an approximate 88.1% limited partnership interest in the Company. The remaining limited partners had an approximate 9.9% interest in the Company and consist of various individuals and entities that contributed their properties to the Company in exchange for partnership interests and are represented by 28,645,699 Units which are exchangeable on a one-for-one basis into the Trust's Common Shares.

     In regards to the Trust, net proceeds from the various offerings of the Trust have been contributed by the Trust to the Company in return for Units, which results in an increased ownership percentage that the Trust has in the Company.

Warrants

     In connection with the December 1997 acquisition of 10 Office Properties, the Trust issued warrants that expire in December 2002 to purchase an aggregate of 5,000,000 Common Shares at an exercise price of $39.375 per Common Share. The warrants were valued at $3.00 per warrant utilizing the Black-Scholes valuation model at the time of issuance, and are reflected as a component of partners' capital due to the fact that upon exercise, the Company will issue Units to the Trust on a one-for-one basis.

Preferred Units

     On December 19, 1997, the Trust exchanged its 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share for the Beacon Series A Preferred Shares in connection with the Beacon Merger. Holders of the shares are entitled to receive, when and as authorized by the Trust, cumulative preferential cash distributions at the rate of 8.98% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.245 per share). Such distributions are cumulative from December 19, 1997 and are payable quarterly in arrears of $.56125 per share on or before March 15, June 15, September 15 and December 15 of each year. Holders of the shares have no other voting rights except as provided by law and have no preemptive rights. On and after June 15, 2022, the Trust, at its option and upon

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- PARTNERS' CAPITAL -- (CONTINUED) not less than 30, nor more than 60 days written notice, may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. As a result of this transaction, the Company issued preferred units to the Trust on a one-for-one basis.

     In February 1998, the Trust privately placed (the "Series B Preferred Share Offering") 6,000,000 of its 5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. Proceeds from the Series B Preferred Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units. The net proceeds were used to pay down the line of credit. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share will receive a quarterly distribution of $0.65625 per share.

     The Trust filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration rights agreement entered into at the time of the original private placement.

     In December 1998, the Trust completed the offering (the "Series C Preferred Share Offering") of 4,600,000 of its 8.625% Series C Cumulative Redeemable Preferred Shares, $25 liquidation preference per share (the "Series C Preferred Shares"). This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. Proceeds from the Series C Preferred Offering were contributed to the Company in exchange for a corresponding number of Series C Preferred Units. The net proceeds were used to pay down the $1.0 Billion Credit Facility. On and after December 8, 2003, the Trust may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. Each Series C Preferred Share will receive a quarterly distribution of $0.5390625 per share which will commence in 1999.

Distributions

     The following table summarizes the distributions paid to unitholders and preferred unitholders related to the period from July 11, 1997 through December 31, 1997 and the year ended December 31, 1998.

                                                                          FOR THE QUARTER
                                              DISTRIBUTION      DATE         OR PERIOD        RECORD
                                                 AMOUNT         PAID           ENDED           DATE
                                              ------------    --------    ---------------    --------
Unitholders...............................     $    0.26(1)    10-9-97        9-30-97         9-29-97
                                               $    0.30      12-19-97       12-31-97        12-10-97
                                               $    0.32       4-10-98        3-31-98         3-31-98
                                               $    0.32       7-10-98        6-30-98         6-30-98
                                               $    0.37       10-9-98        9-30-98         9-30-98
                                               $    0.37      12-29-98       12-31-98        12-15-98
Series A Preferred Unit holders...........     $ 0.56125       3-15-98        3-31-98          3-9-98
                                               $ 0.56125       6-15-98        6-30-98          6-1-98
                                               $ 0.56125       9-15-98        9-30-98          9-1-98
                                               $ 0.56125      12-15-98       12-31-98         12-1-98
Series B Preferred Unit holders...........     $0.619792(2)    5-15-98        6-30-98          5-1-98
                                               $ 0.65625       8-17-98        9-30-98          8-3-98
                                               $ 0.65625      11-16-98       12-31-98         11-2-98

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- PARTNERS' CAPITAL -- (CONTINUED)
---------------

(1) Prorated from IPO date of July 11, 1997 based on $.30 for the full quarter.

(2) Partial distribution of $0.619792 covers the period from February 19 through May 15, 1998.

NOTE 12 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 1998 were as follows:

(DOLLARS IN THOUSANDS)
1999........................................................          $1,384,661
2000........................................................           1,288,011
2001........................................................           1,129,233
2002........................................................             940,647
2003........................................................             754,906
Thereafter..................................................           2,635,815
                                                                      ----------
  Total.....................................................          $8,133,273
                                                                      ==========

     The Company is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from the Company's investment in unconsolidated joint ventures have not been included in the above schedule.

NOTE 13 -- FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 1998, the Company's ownership of 16 Office Properties and four Parking Facilities are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations of the respective Property. As disclosed in Note 19, the Company leases its office space from an affiliate. Future minimum lease obligations under these noncancelable leases as of December 31, 1998 were as follows:

                   (DOLLARS IN THOUSANDS)
1999........................................................           $  8,379
2000........................................................              8,593
2001........................................................              8,498
2002........................................................              8,324
2003........................................................              5,665
Thereafter..................................................            499,368
                                                                       --------
  Total.....................................................           $538,827
                                                                       ========

     Rental expense for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997, and the year ended December 31, 1996 was approximately $11.1 million, $3.4 million, $3.8 million and $4.5 million, respectively.

NOTE 14 -- EXTRAORDINARY ITEMS

     The Company incurred an extraordinary loss of approximately $7.5 million during the year ended December 31, 1998. This loss consisted of approximately $7.0 million of fees charged upon the termination of $300 million of interest rate protection agreements in connection with the Series B Preferred Share Offering and approximately $0.5 million of unamortized deferred financing costs related to the termination of the $1.0 Billion Credit Facility.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- EXTRAORDINARY ITEMS -- (continued)
     In addition, the Company and Equity Office Predecessors reported an extraordinary loss of approximately $16.4 million and $0.3 million, for the period July 11 through December 31, 1997 and January 1 through July 10, 1997, respectively, related to pre-payment penalties on debt retired prior to maturity during the respective periods with net proceeds from the IPO and available cash reserves.

NOTE 15 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                                                       FOR THE PERIOD FROM
                                                                FOR THE YEAR ENDED    JULY 11, 1997 THROUGH
                                                                DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                ------------------    ---------------------
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
NUMERATOR:
  Net income available to Units before gain on sales of real
    estate and extraordinary items..........................       $   348,126             $    94,313
  Gain on sales of real estate..............................            12,433                     126
  Extraordinary items.......................................            (7,506)                (16,366)
                                                                   -----------             -----------
  Numerator for basic earnings per Unit -- income available
    to Units................................................       $   353,053             $    78,073
                                                                   ===========             ===========
DENOMINATOR:
  Denominator for basic earnings per Unit -- weighted
    average Units...........................................       282,114,343             178,647,562
  Effect of dilutive securities:
    Units issuable upon exercise of Trust share options and
      put options...........................................         1,860,189               1,366,465
                                                                   -----------             -----------
  Denominator for diluted earnings per Unit -- adjusted
    weighted average Units..................................       283,974,532             180,014,027
                                                                   ===========             ===========
BASIC EARNINGS AVAILABLE TO UNITS PER WEIGHTED AVERAGE UNIT:
  Net income before gain on sales of real estate and
    extraordinary items.....................................       $      1.23             $      0.53
  Gain on sales of real estate..............................              0.05                      --
  Extraordinary items.......................................             (0.03)                  (0.09)
                                                                   -----------             -----------
  Net income per Unit.......................................       $      1.25             $      0.44
                                                                   ===========             ===========
DILUTED EARNINGS AVAILABLE TO UNITS PER WEIGHTED AVERAGE
  UNIT:
  Net income before gain on sales of real estate and
    extraordinary items.....................................       $      1.23             $      0.52
  Gain on sales of real estate..............................              0.04                      --
  Extraordinary items.......................................             (0.03)                  (0.09)
                                                                   -----------             -----------
  Net income per Unit.......................................       $      1.24             $      0.43
                                                                   ===========             ===========

     For additional disclosures regarding the employee stock options and the restricted shares see Note 21.

     Options to purchase 2,969,608 Common Shares at a weighted average exercise price of $30.27 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the year ended December 31, 1998, and were not included in the computation of diluted earnings per Unit for the year ended December 31, 1998, since they would have an antidilutive effect. In addition, options to purchase 726,500 Common Shares at a weighted average exercise price of $32.93 per Common Share and warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share were outstanding during 1997 and were not included in the computation of diluted earnings per Unit for the period from July 11, 1997 through December 31, 1997 since they would have an antidilutive effect. Upon exercise, the Company would issue a corresponding number of Units to the Trust, on a one-for-one basis.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant is significant to the Company's business. Information related to this segment for the years ended December 31, 1998, 1997 and 1996 is below:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
                 (DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $ 1,627,881            $  30,539            $ 1,658,420
Property Operating Expenses.............................        (584,353)              (8,353)              (592,706)
                                                             -----------            ---------            -----------
  Net operating income..................................       1,043,528               22,186              1,065,714
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,879               19,400                 21,279
  Interest expense (1)..................................        (144,989)            (193,622)              (338,611)
  Depreciation and amortization.........................        (294,308)             (11,674)              (305,982)
  Ground rent...........................................          (7,611)                 (50)                (7,661)
  General and administrative............................            (415)             (63,149)               (63,564)
                                                             -----------            ---------            -----------
    Total adjustments to arrive at net income...........        (445,444)            (249,095)              (694,539)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......         598,084             (226,909)               371,175
Minority interests......................................          (1,755)                (359)                (2,114)
Income from investment in unconsolidated joint
  ventures..............................................           7,832                3,435                 11,267
Gain on sales of real estate and extraordinary items....          12,433               (7,506)                 4,927
                                                             -----------            ---------            -----------
  Net income............................................     $   616,594            $(231,339)           $   385,255
                                                             ===========            =========            ===========
Capital and tenant improvements.........................     $   200,033            $   7,060            $   207,093
                                                             ===========            =========            ===========
Total Assets............................................     $13,633,546            $ 627,745            $14,261,291
                                                             ===========            =========            ===========

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
                 (DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $   711,153            $  22,577            $   733,730
Property Operating Expenses.............................        (273,181)              (5,023)              (278,204)
                                                             -----------            ---------            -----------
  Net operating income..................................         437,972               17,554                455,526
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,236               17,106                 18,342
  Interest expense (1)..................................        (114,122)             (43,034)              (157,156)
  Depreciation and amortization.........................        (128,137)              (8,243)              (136,380)
  Ground rent...........................................          (4,714)                 (46)                (4,760)
  General and administrative............................            (955)             (33,936)               (34,891)
                                                             -----------            ---------            -----------
    Total adjustments to arrive at net income...........        (246,692)             (68,153)              (314,845)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......         191,280              (50,599)               140,681
Minority interests......................................          (1,376)                (325)                (1,701)
Income from investment in unconsolidated joint
  ventures..............................................           2,432                2,723                  5,155
Gain on sales of real estate and extraordinary items....          (3,278)                (726)                (4,004)
                                                             -----------            ---------            -----------
  Net income............................................     $   189,058            $ (48,927)           $   140,131
                                                             ===========            =========            ===========
Capital and tenant improvements.........................     $   156,419            $   2,678            $   159,097
                                                             ===========            =========            ===========
Total Assets............................................     $11,352,556            $ 399,116            $11,751,672
                                                             ===========            =========            ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT INFORMATION -- (CONTINUED)

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
(DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $   483,193            $  10,203            $   493,396
Property Operating Expenses.............................        (195,738)              (3,102)              (198,840)
                                                             -----------            ---------            -----------
  Net operating income..................................         287,455                7,101                294,556
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,954               12,774                 14,728
  Interest expense (1)..................................        (112,500)              (7,095)              (119,595)
  Depreciation and amortization.........................         (92,077)              (4,160)               (96,237)
  Ground rent...........................................          (2,177)                 (50)                (2,227)
  General and administrative............................            (281)             (22,864)               (23,145)
                                                             -----------            ---------            -----------
    Total adjustments to net income.....................        (205,081)             (21,395)              (226,476)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......          82,374              (14,294)                68,080
Minority interests......................................          (1,733)                (353)                (2,086)
Income from investment in unconsolidated joint
  ventures..............................................           2,093                   --                  2,093
Gain on sales of real estate and extraordinary items....           5,338                   --                  5,338
                                                             -----------            ---------            -----------
  Net income............................................     $    88,072            $ (14,647)           $    73,425
                                                             ===========            =========            ===========

---------------

(1) Interest expense for the Office Properties does not include allocation of interest expense on corporate unsecured debt.

NOTE 17 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the transactions described below.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1998, reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 28 Office Properties, and two Parking Facilities, acquired during 1998; (b) the disposition of five office properties; (c) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (d) the February 1998 $1.5 Billion Notes Offering; (e) the Series B Preferred Offering and the Series C Preferred Offering; (f) the increase in the $600 Million Credit Facility to $1.0 billion; (g) the UIT Offering in April 1998, (h) the June 1998 $775 Million Notes Offering and (i) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of eight office properties; (c) the $180 Million Notes Offering which closed on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 28 Office Properties and two Parking Facilities acquired during 1998; (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering; (j) the Series B Preferred Offering and the Series C Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion;
(l) the UIT

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED) -- (CONTINUED) Offering; (m) the June 1998 $775 Million Notes Offering and (n) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                     1998              1997
                                                                --------------    --------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total Revenues..............................................     $ 1,812,898       $ 1,705,598
                                                                 ===========       ===========
Income before extraordinary items...........................     $   381,998       $   305,435
                                                                 ===========       ===========
Net income available for Units..............................     $   330,586       $   246,614
                                                                 ===========       ===========
Net income per Unit -- Basic................................     $      1.14       $      0.86
                                                                 ===========       ===========
Units outstanding -- Basic..................................     288,547,000       286,363,000
                                                                 ===========       ===========
Net income per Unit -- Diluted..............................     $      1.14       $      0.85
                                                                 ===========       ===========
Units outstanding -- Diluted................................     290,824,000       289,136,000
                                                                 ===========       ===========

NOTE 18 -- QUARTERLY DATA (UNAUDITED)

     The quarterly data for the last three years are presented in the tables below:

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/98       9/30/98       6/30/98       3/31/98
                                              -----------   -----------   -----------   -----------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total revenues..............................  $   469,002   $   436,933   $   399,944   $   373,820
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    92,789   $    96,176   $    97,879   $    84,331
                                              ===========   ===========   ===========   ===========
Net income..................................  $   107,828   $    98,733   $    98,226   $    80,468
                                              ===========   ===========   ===========   ===========
Net income available for Units..............  $    98,756   $    90,306   $    89,794   $    74,197
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Unit outstanding -- Basic.................  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Unit outstanding -- Diluted...............  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Weighted average Units outstanding --
  Basic.....................................  288,159,705   281,223,315   280,183,422   278,797,811
                                              ===========   ===========   ===========   ===========
Weighted average Units outstanding --
  Diluted...................................  291,437,262   281,929,910   281,200,962   280,327,761
                                              ===========   ===========   ===========   ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- QUARTERLY DATA (UNAUDITED) -- (CONTINUED)

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/97     9/30/97(1)      6/30/97       3/31/97
                                              -----------   -----------   -----------   -----------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total revenues..............................  $   248,400   $   183,886   $   165,219   $   154,567
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    46,704   $    45,736   $    23,331   $    24,910
                                              ===========   ===========   ===========   ===========
Net income..................................  $    44,631   $    33,877   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available for Units..............  $    43,982   $    33,877   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Basic................  $      0.23   $      0.21            --            --
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Diluted..............  $      0.22   $      0.21            --            --
                                              ===========   ===========   ===========   ===========
Weighted average Units outstanding --
  Basic.....................................  191,572,234   164,146,710            --            --
                                              ===========   ===========   ===========   ===========
Weighted average Units outstanding --
  Diluted...................................  193,055,145   165,384,651            --            --
                                              ===========   ===========   ===========   ===========

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/96       9/30/96       6/30/96       3/31/96
                                              -----------   -----------   -----------   -----------
           (DOLLARS IN THOUSANDS)
Total revenues..............................  $   154,887   $   126,117   $   116,970   $   110,150
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sale of real estate and extraordinary
  items.....................................  $    29,688   $    11,015   $    14,543   $    12,834
                                              ===========   ===========   ===========   ===========
Net income..................................  $    30,383   $    11,024   $    14,040   $    17,978
                                              ===========   ===========   ===========   ===========

---------------

(1) This column includes the operations of Equity Office Predecessors from July 1 through July 10, 1997 and the operations of the Company from July 11 through September 30, 1997. The earnings per Unit disclosures pertain only to the operations of the Company from July 11 through September 30, 1997.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 - RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1998, 1997 and 1996 and payable as of December 31, 1998 and 1997 were as follows:

                                                                                       PAYABLE AS OF
                                                    PAID IN YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                                    --------------------------------   -------------
                                                      1998        1997       1996       1998    1997
                                                    ---------   --------   ---------   ------   ----
             (DOLLARS IN THOUSANDS)
Legal fees and expenses(1).......................    $ 3,507     $3,006     $ 3,481    $  978   $550
Insurance reimbursements and brokerage fees(2)...      3,323      2,279       1,868      (139)    32
Development, management and leasing fees(3)......      4,405        434         702        --     --
Office rent(4)...................................      1,792      1,068         777       128     79
Administrative, accounting and consulting
  services(5)....................................        750      1,373       1,893       169     72
Acquisition Fees(6)..............................         --        777       3,068        --     --
Organization and offering expenses(7)............         --        106         778        --     --
Disposition fees.................................         --         --         124        --     --
                                                     -------     ------     -------    ------   ----
     Total.......................................    $13,777     $9,043     $12,691    $1,136   $733
                                                     =======     ======     =======    ======   ====

---------------

(1) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of the Trust was a principal of this law firm until September 1, 1997.

(2) Represents amounts paid to EGI Risk Services Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services including reviewing, obtaining and/or researching various insurance policies. EGI Risk Services, Inc. is a wholly owned subsidiary of the Equity Group, of which Samuel Zell is the Chairman of the Board

(3) In December 1997, the Company acquired ten office properties from an entity affiliated with Wright Runstad & Company for approximately $640 million. Mr. Runstad, a principal of the Wright Runstad & Company, is a trustee of the Trust. In addition, the Company and an affiliate of the Equity Group acquired a 30% non-controlling interest in WRALP, a subsidiary of Wright Runstad & Company, which provides property management, leasing and development services. The Company has agreed to make available to WRALP up to $20 million in additional financing or credit support for future development. As of December 31, 1998, no amounts have been funded. The Company recorded income of approximately $1.3 million from it's investment in WRALP for the year ended December 31, 1998.

    WRALP serves as co-property manager with the Company for the properties acquired from its affiliates in December, 1997 in addition to two properties acquired during 1998. WRALP also serves as the developer on two projects under construction, Sunset North Corporate Campus and Three Bellevue Center. The Company has an 80% interest in each development project, and WRALP owns the remaining 20% interest. WRALP is the developer of the World Trade Center project in Seattle, Washington. The Company has agreed to acquire that building after its completion and occupancy by a third party tenant which is scheduled for the first quarter of 2000.

    The amounts for 1997 and 1996 represent development fees paid to an affiliate of the Equity Group to manage the renovation project at the 28 State Street Office Building.

(4) The Company leases its corporate office space from an affiliate of the Equity Group.

(5) Administrative services include fees paid to EGI for consulting services such as economic and demographic research for possible acquisitions and real estate tax consulting. In 1997 and 1996, administrative services also includes fees paid to EGI for centralized services such as payroll processing, employee benefits and telecommunications.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 - RELATED PARTY TRANSACTIONS -- (CONTINUED)
(6) Represents amounts paid by Equity Office Predecessors to Merrill Lynch, a limited partner of the general partner of the ZML Funds.

(7) Affiliates of the Equity Group were reimbursed for reasonable costs incurred in connection with the organization and the offering of units in the ZML Funds, including legal and accounting fees and expenses, printing costs and filing fees.

     An affiliate of the Equity Group has an indirect minority interest in Standard Parking Limited Partnership ("SPLP"). An affiliate of SPLP manages the parking operations at certain Properties owned by the Company. Management believes that amounts paid to SPLP's affiliate are equal to market for such services.

     On July 28, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $48.5 million, in a private placement. Mr. Zell is also Chairman of the Board of Capital Trust. The preferred shares are convertible at any time by the holders into common shares of Capital Trust at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on July 24, 1998. The preferred shares are non-callable for five years, and have a 20-year maturity. The Company earned approximately $1.7 million in dividends in 1998. The dividend is payable each calendar quarter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust has granted the Company and other investors the right to participate in certain strategic lending opportunities. The Company classified this investment with other assets on the balance sheet.

Amounts Received from Affiliates

     Affiliates of the Company leased space in certain of the Office Properties owned by the Company. The provisions of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by affiliates under the terms of their respective leases were approximately $0.3 million, $3.0 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company entered into various lease agreements with affiliates of SPLP whereby such affiliates leased certain of the Company's stand-alone Parking Facilities. Certain of these lease agreements provide such lessees with annual successive options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1998, 1997 and 1996 under these lease agreements was approximately $13.1 million, $11.0 million and $3.2 million, respectively. In addition, the Company may receive additional rent based upon actual gross revenues generated by these Parking Facilities. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities of the Company are as follows:

                                                                                  FOR THE PERIOD FROM
                                                                                     JULY 11, 1997
                                                            FOR THE YEAR ENDED          THROUGH
                                                            DECEMBER 31, 1998      DECEMBER 31, 1997
                                                            ------------------    --------------------
                 (DOLLARS IN THOUSANDS)
Mortgage loans and lines of credit assumed through
  Beacon Merger.........................................         $     --              $1,160,451
                                                                 ========              ==========
Net liabilities assumed through Beacon Merger...........         $     --              $   72,034
                                                                 ========              ==========
Units issued through Beacon Merger (assuming exercise of
  4,732,822 options)....................................         $     --              $2,853,266
                                                                 ========              ==========
8.98% Series A Cumulative Redeemable Preferred Units
  exchanged in the Beacon Merger........................         $     --              $  200,000
                                                                 ========              ==========
Units and put options issued through property
  acquisitions (including warrants valued at $15.0
  million in 1997)......................................         $204,008              $  357,672
                                                                 ========              ==========
Mortgage loans assumed/promissory notes issued through
  property acquisitions.................................         $406,837              $  263,048
                                                                 ========              ==========
Mortgage loans and line of credit assumed in the
  Consolidation.........................................         $     --              $2,196,708
                                                                 ========              ==========
Net liabilities assumed in the Consolidation............         $     --              $   62,706
                                                                 ========              ==========
Units issued in the Consolidation.......................         $     --              $2,830,918
                                                                 ========              ==========

     In addition, Equity Office Predecessors assumed mortgage debt through property acquisitions of $92.1 million for the year ended December 31, 1996.

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     The following is a description of the Trust's 1997 Share Option and Share Award Plan, as amended, (the "Employee Plan"), which is included in the financial statements because any Common Shares issued pursuant to the Employee Plan will result in the Company issuing Units to the Trust, on a one-for-one basis.

     In July 1997, the Trust adopted the Employee Plan. The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, certain employees and consultants of the Trust are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options"); and (ii) Share Awards. The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee") which is appointed by the Board of Trustees of the Trust. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times of which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 1997 and 1998, the number of Common Shares subject to Options and Share Awards under the Employee Plan was limited to 11,121,786. The maximum aggregate number of Common Shares that may be granted for all rights under the Plan shall not exceed 6.8% of the outstanding shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options shall become available for

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED) future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such times as it issues all of the unissued Common Shares reserved for the Plan. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which had vested prior to such termination would remain exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which term shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 1998, the vesting schedules range from the entire option grant being exercisable as of the grant date, to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third of the Options being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     In addition, the Employee Plan permits the Trust to issue Share Awards to executive officers, other key employees and trustees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, for 1997 and 1998, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In addition, certain senior officers were issued Share Awards as part of their bonus for fiscal year 1998. In each case, the number of Share Awards granted to trustees and senior officers was equal to the dollar value of the fees or bonus earned divided by the fair market value of the shares on the date the fee or bonus would have been paid. In addition to these Share Awards, Restricted Share Awards were granted to certain senior officers in 1997 and 1998. The Restricted Share Awards vest over a five year period as follows: (i) fifty percent of the Restricted Share Awards vest on the third anniversary of the initial grant date; (ii) an additional twenty-five percent of the Restricted Share Awards vest on the fourth anniversary of the initial grant date; and (iii) the remaining twenty-five percent of the Restricted Share Awards vest on the fifth anniversary of the initial grant date.

     The Trust has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Trust's Options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the Trust to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for the Trust's Options granted in 1998 and 1997 was estimated at the time the Options were granted using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rate of 5.4% and 5.6%; dividend yields of 5.8% and 4.0%; volatility factors of the expected market price of the Trust's Common Shares of 0.30 and 0.24; and a weighted average expected life of the Options of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Trust's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997 had a fair value based accounting method been used in the computation of compensation expense for the share options.

                                                                                   FOR THE PERIOD FROM
                                                            FOR THE YEAR ENDED    JULY 11, 1997 THROUGH
                                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                                            ------------------    ---------------------
                                                                      (DOLLARS IN THOUSANDS)
    Pro forma net income available to Units before gain on
      sales of real estate and extraordinary items........       $346,277               $ 92,664
    Gain on sales of real estate and extraordinary
      items...............................................          4,927                (16,240)
                                                                 --------               --------
    Pro forma net income available to Units...............       $351,204               $ 76,424
                                                                 ========               ========

                                                                                  FOR THE PERIOD FROM
                                                          FOR THE YEAR ENDED     JULY 11, 1997 THROUGH
                                                          DECEMBER 31, 1998        DECEMBER 31, 1997
                                                          ------------------    ------------------------
                                                          BASIC     DILUTED     BASIC            DILUTED
                                                          ------    --------    ------           -------
                     EARNINGS PER UNIT
    Pro forma net income available to Units before gain
      on sales of real estate and extraordinary items...  $1.22      $1.22      $ 0.53           $ 0.51
    Gain on sales of real estate and extraordinary
      items.............................................    .02        .02       (0.10)           (0.09)
                                                          -----      -----      ------           ------
    Pro forma net income per weighted average Units
      outstanding.......................................  $1.24      $1.24      $ 0.43           $ 0.42
                                                          =====      =====      ======           ======

     The table below summarizes the Option activity of the Employee Plan for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997:

                                                  COMMON SHARES SUBJECT TO    WEIGHTED AVERAGE EXERCISE
                                                          OPTIONS              PRICE PER COMMON SHARE
                                                  ------------------------    -------------------------
Balance at July 11, 1997........................                --                     $   --
Options granted.................................         5,814,583                      22.22
Options cancelled...............................           (67,275)                     21.16
                                                         ---------                     ------
Balance at December 31, 1997....................         5,747,308                      22.23
Options granted.................................         4,695,072                      26.38
Options cancelled...............................           (93,145)                     25.54
Options exercised...............................          (916,451)                     19.74
                                                         ---------                     ------
Balance at December 31, 1998....................         9,432,784                     $24.50
                                                         =========                     ======

     As of December 31, 1998, there were 2,678,831 Options under the Employee Plan that were exercisable and 6,753,953 Options that were not exercisable. Exercise prices for the 9,432,784 Options outstanding as of December 31, 1998 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.50. Expiration dates ranged from July 11, 2007 to December 31, 2008. The remaining weighted average contractual life of Options was 9.06 years. The weighted average grant date fair value of Options granted during 1998 and 1997 was $4.88 and $4.44, respectively. In addition, there were 380,000 and 298,000 Restricted Shares issued during 1998 and 1997, respectively, which vest over three to five years.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate its non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

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

Geographical

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

Commitments

     In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for this 589 space parking facility will be approximately $19.0 million and is scheduled for completion in the second quarter of

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
1999. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Board of Trustees of the Trust approved the purchase of Prominence, an office building development in Atlanta, Georgia. The property will consist of approximately 425,706 square feet of office space and 1,350 parking spaces, and is expected to be acquired upon its completion in the third quarter of 1999. The purchase price for the described assets and amounts to be incurred for tenanting the property is expected to be approximately $87.0 million. The purchase price does not include the acquisition of an 11.88-acre site that may be used to develop Phase II of Prominence. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property will consist of approximately 186,787 square feet of office space, is scheduled for shell completion in the first quarter of 2000 and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP (see Note 6), the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 1998, no amounts have been funded pursuant to this agreement.

Contingencies

     Effective as of August 13, 1998, the Trust amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Trust to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Trust shall pay to the WR Holders an amount equal to the difference between such sales price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sale, calculated as the difference between the sales price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction of shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed. The portion expensed would not exceed $2.39375 per Common Share.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of a) September 3, 2000 or b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of partners' capital.

     In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 23 -- SUBSEQUENT EVENTS

     1) On January 7, 1999, the Company acquired Texas Commerce Tower located in Irving, Texas from an unaffiliated party for approximately $55.2 million in cash. The office building contains approximately 357,121 square feet of office space and approximately 12,013 square feet of retail space and was approximately 96.8% occupied as of December 31, 1998.

     2) On January 7, 1999, the Company acquired Computer Associates Tower located in Irving, Texas from an unaffiliated party for approximately $51.2 million in cash. The office building contains approximately 345,539 square feet of office space and approximately 15,276 square feet of retail space and was approximately 97.5% occupied as of December 31, 1998.

     3) On January 15, 1999, the Board of Trustees of the Trust declared a first quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution was paid on February 16, 1999 to holders of record as of February 1, 1999.

     4) On January 26, 1999, the Company issued $1.0 billion of unsecured notes (the "1.0 Billion Notes") in an offering to institutional investors (the "1.0 Billion Notes Offering"). The offering consisted of three tranches: $200 million of 6.375% notes due 2002, $300 million of 6.5% notes due 2004, and $500 million of 6.8% notes due 2009. Total proceeds to the Company, net of discounts and selling commissions, were approximately $990.1 million. The net proceeds were used to pay down certain secured debt and borrowings under the $1.0 Billion Credit Facility. Including amortized offering expenses, the weighted average interest cost of the notes is 6.8%.

     5) On January 28, 1999, the Company acquired City Center Bellevue located in Bellevue, Washington from an unaffiliated party for approximately $115.3 million in cash. The office building contains approximately 448,881 square feet of office space and approximately 23,706 square feet of retail space and was approximately 99.0% occupied as of December 31, 1998.

     6) On February 16, 1999, the Board of Trustees of the Trust declared a first quarter dividend for the Series A Preferred Shares and the Series C Preferred Shares of $0.56125 and $0.580989583, respectively. The Series A distribution will be paid on March 15, 1999 to holders of record as of March 1, 1999. The Series C distribution represents a pro rata distribution from December 8, 1998 through March 14, 1999 and will be paid on March 15, 1999 to holders of record as of March 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company does not have any trustees or executive officers.

     The following table sets forth certain information with respect to the trustees of the Trust, which is the managing general partner of the Company, as of March 12, 1999. The balance of the response to this item is contained in the discussion entitled Executive and Senior Officers of Equity Office in Part I of this Form 10-K.

                          NAME                              AGE              OFFICE HELD
                          ----                              ---              -----------
Samuel Zell.............................................    57     Chairman of the Board and
                                                                     Trustee (term expires in 2001)
Timothy H. Callahan.....................................    48     President, Chief Executive
                                                                     Officer and Trustee (term
                                                                     expires in 1999)
Sheli Z. Rosenberg......................................    57     Trustee (term expires in 2000)
Thomas E. Dobrowski.....................................    55     Trustee (term expires in 2001)
James D Harper, Jr......................................    65     Trustee (term expires in 1999)
Jerry M. Reinsdorf......................................    63     Trustee (term expires in 2001)
William M. Goodyear.....................................    50     Trustee (term expires in 1999)
David K, McKown.........................................    61     Trustee (term expires in 2000)
H. Jon Runstad..........................................    57     Trustee (term expires in 2001)
Edwin N. Sidman.........................................    56     Trustee (term expires in 2001)
D. J. Andre de Bock.....................................    60     Trustee (term expires in 1999)

     The following is a biographical summary of the experience of the trustees of the Trust.

     Samuel Zell has been a trustee and Chairman of the Board of the Trust since October 1996. For more than five years, Mr. Zell has been Chairman of the Board of Directors of EGI. Since January 1999, Mr. Zell has served as Chairman of Equity Group Investments, LLC. For more than five years, Mr. Zell has served as Chairman of the Boards of Directors of Anixter International Inc., a provider of integrated network and cabling solutions ("Anixter") and American Classic Voyages Co., an owner and operator of cruise lines ("ACV"). Since March 1995, Mr. Zell has served as Chairman of the Board of Manufactured Home Communities, Inc, a REIT engaged in the ownership and management of manufactured home communities ("MHC"). Since March 1993, Mr. Zell has served as Chairman of the Board of Trustees of Equity Residential Properties Trust, a REIT that owns and operates multifamily residential properties ("EQR"). Since July 1997, Mr. Zell has been Chairman of the Board of Capital Trust, Inc, a specialized finance company ("Capital Trust"). Since April 1996, Mr. Zell has served as a director of Ramco Energy plc, an independent oil company based in the United Kingdom. Since March 1997, Mr. Zell has served as a director of Chart House Enterprises, Inc., an owner and operator of restaurants and since May 1998, Mr. Zell has been Chairman of the Board. Since June 1998, Mr. Zell has served as a member of the Board of Directors of Davel Communications, Inc., an operator of public pay telephones. Since April 1997, Mr. Zell has served as the chairman of the Board of Directors of Jacor Communications, Inc., an owner of radio stations ("Jacor"). Since March 1998, Mr. Zell has served as a director of Fred Meyer, Inc., a large domestic food retailer and operator of multi-department stores. Mr. Zell currently is the Chairman of the Trust's Executive Committee.(1)

     Sheli Z. Rosenberg has been a trustee of the Trust since March 1997. Ms. Rosenberg was Chief Executive Officer and President of EGI, from November 1994 through December 31, 1998 and, since January 1, 1999, has been Chief Executive Officer and President of Equity Group Investments, LLC. From 1980 until September 1997, Ms. Rosenberg was a principal of the law firm of Rosenberg & Liebentritt, P.C. For more than five years, Ms. Rosenberg has served on the Board of Directors of Anixter, and previously served for more than five years on the Board of Directors of EGI. Since March 1993, Ms. Rosenberg has been a trustee of EQR. Since 1994, Ms. Rosenberg has been a director of Jacor, and since April 1997, has served as the Vice Chairman of its Board of Directors. Ms. Rosenberg was a vice president of First Capital Benefit Administrators, Inc., a wholly owned indirect subsidiary of Great American Management and Investment, Inc., which filed a Chapter 7 Bankruptcy petition on January 3, 1995, resulting in First Capital's liquidation. On November 15, 1995, an order closing the First Capital bankruptcy case was entered by the Bankruptcy Court for the Central District of California. Since August 1996, Ms. Rosenberg has been a director of MHC. Since April 1997, Ms. Rosenberg has been a director of Illinois Power Co., a supplier of electricity and natural gas in Illinois, the holding company of which is Illinova Corp., of which Ms. Rosenberg is also a director. Since May 1997, Ms. Rosenberg has been a director of CVS Corporation, a drugstore chain. Since July 1997, Ms. Rosenberg has been a member of the board of Capital Trust.(3)

     Thomas E. Dobrowski has been a trustee of the Trust since July 1997. Since December 1994, Mr. Dobrowski has been the managing director of real estate and alternative investments of General Motors Investment Management Corporation located in New York, New York, an investment advisor to several pension funds of General Motors Corporation, its subsidiaries and affiliates. For more than five years, Mr. Dobrowski has been a director of MHC and Red Roof Inns, Inc., an owner and operator of hotels. Since August 1998, Mr. Dobrowski has been a trustee of Capital Trust.(2)

     James D. Harper, Jr. has been a trustee of the Trust since July 1997. Mr. Harper has been president of JDH Realty Co., a real estate development and investment company since 1992. Since 1988, he has been a co-managing partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. Since May 1993, Mr. Harper has been a trustee of EQR. Since 1993, Mr. Harper has been a trustee of Urban Land Institute. Since 1997, Mr. Harper has been a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California. Since June 1997, Mr. Harper has been a director of American Health Properties, Inc., a REIT specializing in health care facilities. Mr. Harper currently is the Chairman of the Trust's Compensation and Option and Special Conflicts Committees.(2)(3)(4).

     Jerry M. Reinsdorf has been a trustee of the Trust since July 1997. Mr. Reinsdorf has been the Chairman of the Chicago White Sox baseball team, the Chairman of the Chicago Bulls basketball team, and a partner of Bojer Financial Ltd., a real estate investment company located in Northbrook, Illinois, for more than five years. Since 1996, Mr. Reinsdorf has served as a director of LaSalle National Bank, N.A., a commercial bank in Chicago, Illinois, the holding company of which is LaSalle National Corporation, of which Mr. Reinsdorf is also a director. Since 1993, Mr. Reinsdorf has been a trustee of Northwestern University in Evanston, Illinois. Mr. Reinsdorf is a stockholder, officer and director of Jerbo Holdings I, Inc., which is the corporate general partner of a limited partnership which is the general partner of Bojer Realty Limited Partnership-I. Bojer Realty was a limited partner of Smith Dairy Partnership, Ltd., and a stockholder of the corporate general partner of Smith Dairy which filed a voluntary petition for relief under Chapter 11 Bankruptcy on January 24, 1994. On February 14, 1995, an order dismissing the Smith Dairy bankruptcy case was entered by the Bankruptcy Court for the Southern District of Florida.

     William M. Goodyear has been a trustee of the Trust since July 1997. From July 1997 until January 1999, Mr. Goodyear was Chairman of Bank of America, Illinois, the Midwest business unit of BankAmerica Corporation, a commercial bank. From July 1997 until January 1999, he was also President of Bank of America, Private Bank. Effective January 15, 1999, Mr. Goodyear resigned both positions. Mr. Goodyear was Chairman and Chief Executive Officer of Bank of America Illinois, a subsidiary of BankAmerica Corporation, from September 1994 until June 1997, at which time it merged with Bank of America NT & SA. For more than two years prior to September 1994, Mr. Goodyear was a Vice Chairman and a member of the Board of Directors of Continental Bank Corporation, the parent company of Continental Bank, N.A., a commercial bank which merged into Bank of America Illinois in September 1994. Since June 1992, Mr. Goodyear has been a member of the Board of Trustees of the Museum of Science and Industry in Chicago, Illinois. Mr. Goodyear has been a member of the Board of Trustees of the University of Notre Dame since May 1996 and of Rush-Presbyterian St. Lukes Medical Center in Chicago, Illinois, since June 1996. Mr. Goodyear currently is Chairman of the Trust's Audit Committee.(2)(4)

     David K. McKown has been a trustee of the Trust since July 1997. Mr. McKown has been Group Executive of Diversified Finance of BankBoston, N.A., a commercial bank since 1993. Mr. McKown was director of Loan Review for BankBoston, N.A. from 1990 until 1993.(1)(3)(4)

     H. Jon Runstad has been a trustee of the Trust since January 1998. Since 1971, Mr. Runstad has been Chief Executive Officer of Wright Runstad & Company, a Seattle, Washington based owner, manager and developer of office buildings in the western United States, primarily in the Pacific Northwest; and since January 1998, he has served as its Chairman. From 1971 until December 1997, Mr. Runstad was President of Wright Runstad & Company. From 1987 through September 1998, Mr. Runstad served as a member of the Board of Regents for the University of Washington. Since July 1975, Mr. Runstad has served as a trustee for the Downtown Seattle Association.

     Edwin N. Sidman has been a trustee of the Trust since March 1998. Mr. Sidman served as Chairman of the Board and a director of Beacon Properties Corporation from 1994 until the consummation of the merger of Beacon Properties Corporation into Equity Office in December 1997. He is currently the managing partner of The Beacon Companies, a private company in Boston, Massachusetts, which is involved in real estate investment, development and management. Prior to joining Beacon Properties Corporation in 1971, Mr. Sidman practiced law with the predecessor to the firm of Rubin and Rudman in Boston, Massachusetts. Mr. Sidman's past professional affiliations include service as Senior Vice Chairman of the National Realty Committee. Mr. Sidman is a member of the Board of Trustees of Duke University and of the Board of Directors and Executive Committee for the United Way of Massachusetts Bay.

     D.J. Andre de Bock was appointed a trustee effective May 15, 1998. He currently is a member of the Board of Directors of OTIS B.V., Orange Global Property Fund, and Stichting ROZ Index, a Dutch property index, and serves as an advisor to Jones Lang Wootton Nederland. From 1995 through 1996, prior to his retirement, Mr. de Bock was Chairman and Chief Executive Officer of ING Real Estate, the real estate development and investment arm of ING Group. From 1991 until 1994, Mr. de Bock was Managing Director of Innovest Management, an Amsterdam listed REIT organized under Dutch law.
---------------
(1) Member of Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation and Option Committee

(4) Member of the Special Conflicts Committee

MEETINGS AND COMMITTEES OF THE TRUST'S BOARD OF TRUSTEES

     Meetings. The Board of Trustees held 16 meetings during 1998. All of the trustees, except Mr. Sidman, attended over 75% of the meetings of the Board and those committees on which he or she served during the year. Mr. Sidman attended 71% of the meetings of the Board during the year. The Board of Trustees has standing executive, compensation and option, audit and special conflicts committees, which are described below.

     Executive Committee. The Trust's Board of Trustees' Executive Committee consist of the trustees identified above. Mr. Zell is the Chairman of the Executive Committee. Subject to the limitations which are specified in the Trust's Bylaws, the Executive Committee has the general authority to acquire, dispose of and finance investments and to approve the execution of contracts and agreements, including those related to indebtedness. Although the Executive Committee did not formally meet during the year, its members were in frequent communication and approved numerous matters by unanimous written consent.

     Compensation and Option Committee. The Trust's Board of Trustees' Compensation and Option Committee consists of the independent trustees identified above. Mr. Harper is the Chairman of the Compensation and Option Committee. The Compensation and Option Committee determines compensation for the executive officers and makes recommendations concerning proposals by management with respect to compensation, bonuses, employment agreements and other benefits and policies respecting such matters for the executive officers. The Compensation and Option Committee met ten times during the year.

     Audit Committee. The Trust's Board of Trustees' Audit Committee consists of the independent trustees identified above. Mr. Goodyear is the Chairman of the Audit Committee. The Audit Committee recommends the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and nonaudit fees and reviews the adequacy of the Trusts's and the Company's internal accounting controls. The Audit Committee met three times during the year.

     Special Conflicts Committee. The Trust's Board of Trustees' Special Conflicts Committee consists of the independent trustees identified above. Mr. Harper is the Chairman of the Special Conflicts Committee. The Trust's Bylaws permit any trustee to require that the Special Conflicts Committee review and approve, prior to a vote of the disinterested trustees of the full Board, any transaction in which a trustee has a direct or indirect interest. The Special Conflicts Committee met twice during the year.

     The Trust does not have a nominating committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the trustees and executive officers of the Trust to file reports of holdings and transactions in the Trust's shares with the SEC and the New York Stock Exchange.

     Management believes that, during 1998, all applicable filing requirements of the officers and trustees of the Trust were complied with except that each of Mr. Sidman and Mr. de Bock was late in filing their Form 3s. Each of Mr. Zell, Mr. Callahan and Ms. Rosenberg was late in filing a Form 4 to report a distribution of Units from the Company.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF TRUST'S BOARD OF TRUSTEES; PAYMENT IN COMMON SHARES

     Annual Fees: The trustees who are employees of the Trust receive no fees for their services as trustees. Each of the independent trustees receives an annual fee of $40,000 and an additional $1,000 per annum for each committee on which he or she serves. Committee chairs receive an additional $500 per annum for each committee chaired. Generally, these fees are paid in Common Shares. In addition, independent trustees receive an annual grant of options to purchase 10,000 Common Shares at the fair market value on the date of each annual meeting of shareholders. The annual trustee option grants vest as follows: options for 3,333 Common Shares vest six months after grant date; options for an additional 3,333 Common Shares vest on the first anniversary of the grant date; and options for the remaining 3,334 Common Shares vest on the second anniversary of the grant date.

     Options: On February 17, 1998, The Board of Trustees' Compensation and Option Committee granted fully vested options to purchase 500,000 Common Shares to Mr. Zell, 94,500 Common Shares to each of Ms. Rosenberg and Mr. Harper and 47,250 Common Shares to each of Messrs. Dobrowski, Reinsdorf, Goodyear and McKown at an exercise price of $29.50 per share. On February 16, 1999, the Compensation and Option Committee granted Mr. Zell options to purchase an additional 500,000 Common Shares at an above-market exercise price of $29.50 per share. One third of such options granted to Mr. Zell will vest on each of the first three anniversary dates of February 16, 1999.

EXECUTIVE COMPENSATION

     The following tables show information with respect to the annual compensation (including option grants) for services rendered to the Trust for the fiscal year ended December 31, 1998.

SUMMARY COMPENSATION TABLE

     The following table shows the annual compensation for Timothy H. Callahan, the Chief Executive Officer of the Trust, and the other four most highly compensated executive officers of the Trust.

                                                                   LONG-TERM COMPENSATION
                                                             -----------------------------------
                                                                      AWARDS             PAYOUTS
                                                             -------------------------   -------
                                      ANNUAL COMPENSATION     RESTRICTED    SECURITIES
                                     ---------------------   COMMON SHARE   UNDERLYING    LTIP      ALL OTHER
                                      SALARY      BONUS         AWARDS       OPTIONS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR    ($)(1)      ($)(2)        ($)(3)        (#)(4)       ($)        ($)(5)
---------------------------   ----   --------   ----------   ------------   ----------   -------   ------------
Timothy H. Callahan.........  1997   $600,000   $1,050,000    $4,976,875     450,000      $0.00       $9,600
  President and Chief         1998   $700,000   $1,050,000    $2,640,000     300,000      $0.00       $9,600
  Executive Officer
Michael A. Steele...........  1997   $265,000   $  525,000    $1,523,375     250,000      $0.00       $9,600
  Executive Vice President--  1998   $350,000   $  525,000    $1,200,000     110,000      $0.00       $9,600
  Real Estate Operations and
  Chief Operating Officer
Richard D. Kincaid..........  1997   $235,000   $  465,000    $1,523,375     250,000      $0.00       $9,600
  Executive Vice President    1998   $300,000   $  465,000    $1,200,000     110,000      $0.00       $9,600
  and Chief Financial
  Officer
Stanley M. Stevens..........  1997   $325,000   $  375,000    $  627,000     225,000      $0.00       $9,600
  Executive Vice President    1998   $375,000   $  375,000    $  600,000      75,000      $0.00       $9,600
  and Chief Legal Counsel
Sybil J. Ellis..............  1997   $225,000   $  275,000    $  330,000     175,000      $0.00       $9,600
  Senior Vice President--     1998   $275,000   $  300,500    $  360,000      50,000      $0.00       $9,600
  Acquisitions

---------------
(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers.

(2) Cash and non-cash bonuses payable in Common Shares including amounts earned but deferred are reported in the year in which the compensation service was performed, even if the bonuses were paid in a subsequent year.

(3) On September 22, 1997, December 16, 1997 and December 31, 1998, the Compensation and Option Committee of the Board of Trustees granted Restricted Share Awards to certain of the Trust's executive officers pursuant to the Trust's Amended and Restated 1997 Share Option and Share Award Plan. Mr. Callahan was granted Restricted Share Awards of 85,000, 70,000 and 110,000 Common Shares, respectively, and Mr. Steele and Mr. Kincaid were each granted Restricted Share Awards of 17,000, 30,000 and 50,000 Common Shares, respectively. On December 16, 1997 and December 31, 1998, the Compensation and Option Committee granted Mr. Stevens Restricted Share Awards of 19,000 and 25,000 Common Shares, respectively, and Ms. Ellis Restricted Share Awards of 10,000 and 15,000 Common Shares, respectively. These awards vest over a five-year period (50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date, and 25% on the fifth anniversary of the grant date). The dollar value shown in the table for the Restricted Share Awards is based on the closing prices as listed on the New York Stock Exchange of the Common Shares on the respective dates of grant. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the Common Shares. The total number of Restricted Share Awards held by each executive officer listed above and the value of such Restricted Share Awards at December 31, 1998, the last trading day of the year, were as follows:

                                                    NUMBER OF
                                                   RESTRICTED             VALUE AT
                   NAME                        COMMON SHARE AWARDS    DECEMBER 31, 1998
                   ----                        -------------------    -----------------
Timothy H. Callahan........................          265,000             $6,360,000
Michael A. Steele..........................           97,000             $2,328,000
Richard D. Kincaid.........................           97,000             $2,328,000
Stanley M. Stevens.........................           44,000             $1,056,000
Sybil J. Ellis.............................           25,000             $  600,000

     Distributions are paid on all Restricted Share Awards at the same rate as on unrestricted Common Shares.

(4) Securities underlying options are reported in the year granted.

(5) Includes employer matching and profit-sharing contributions to Equity Office's 401(k) Retirement Savings Plan.

1998 OPTION GRANTS

     The following table gives more information on share options granted during the last fiscal year to Timothy H. Callahan, the Chief Executive Officer of the Trust, and the other four most highly compensated executive officers of the Trust .

                                                                                        POTENTIAL REALIZABLE VALUE
                                             PERCENT OF                                  AT ASSUMED ANNUAL RATES
                              NUMBER OF     TOTAL OPTIONS                                    OF COMMON SHARE
                              SECURITIES     GRANTED TO      EXERCISE                     PRICE APPRECIATION FOR
                              UNDERLYING      EMPLOYEES      PRICE PER                        OPTION TERM(1)
                               OPTIONS        IN FISCAL       COMMON      EXPIRATION    --------------------------
           NAME               GRANTED(2)      YEAR 1998      SHARE(3)        DATE          5%(4)         10%(5)
           ----               ----------    -------------    ---------    ----------    -----------    -----------
Timothy H. Callahan.......     300,000          3.02%         $23.40       12/31/08     $11,727,000    $18,675,000
Michael A. Steele.........     110,000          1.11%         $23.40       12/31/08     $ 4,299,900    $ 6,847,500
Richard D. Kincaid........     110,000          1.11%         $23.40       12/31/08     $ 4,299,900    $ 6,847,500
Stanley M. Stevens........      75,000           .76%         $23.40       12/31/08     $ 2,931,750    $ 4,668,750
Sybil J. Ellis............      50,000           .50%         $23.40       12/31/08     $ 1,954,500    $ 3,112,500

---------------
(1) The 5% and 10% rates of appreciation are required to be disclosed by SEC rules and are not intended to forecast possible future appreciation, if any, in the Trust's share price.

(2) All options were granted at the fair market value of the Common Shares as of the date of grant. Options granted are for a term of not more than ten years from the date of grant and vest in three annual installments over three years.

(3) The exercise price for the grant of options on December 31, 1998 was the average closing price of the Common Shares as listed on the New York Stock Exchange for the five trading days immediately preceding the date of grant.

(4) An annual compound share price appreciation of 5% from the December 31, 1998 closing price as listed on the New York Stock Exchange of $24.00 per Common Share yields a price of $39.09 per Common Share on the option expiration date.

(5) An annual compound share price appreciation of 10% from the December 31, 1998 closing price as listed on the New York Stock Exchange of $24.00 per Common Share yields a price of $62.25 per Common Share on the option expiration date.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table shows the number and value of share options (exercisable and unexercisable) for Messrs. Callahan, Steele, Kincaid and Stevens and Ms. Ellis during the last fiscal year.

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                           COMMON SHARES                          AT 12/31/98(#)                  AT 12/31/98(1)
                            ACQUIRED ON        VALUE       ----------------------------    ----------------------------
         NAME               EXERCISE(#)     REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----              -------------    -----------    -----------    -------------    -----------    -------------
Timothy H. Callahan....          0             $0.00         149,999         600,001        $199,998        $580,002
Michael A. Steele......          0             $0.00          83,333         276,667        $150,000        $366,000
Richard D. Kincaid.....          0             $0.00          83,333         276,667        $150,000        $366,000
Stanley M. Stevens.....          0             $0.00          75,000         225,000        $150,000        $345,000
Sybil J. Ellis.........          0             $0.00          58,332         166,668        $124,998        $280,002

---------------
(1) Represents the fair market value of a Common Share on December 31, 1998 ($24.00) less the option exercise price. An option is "in-the-money" if the fair market value of the Common Shares subject to the option exceeds the option exercise price.

REPORT OF THE TRUST'S COMPENSATION AND OPTION COMMITTEE ON EXECUTIVE
COMPENSATION

     The Compensation and Option Committee of the Board consists of the independent trustees listed below. The Committee's functions include the review and approval of Equity Office's executive compensation structure and overall benefits program. The purpose of the executive compensation program is to establish and maintain a performance and achievement oriented environment which aligns the interests of our executives with the interests of our shareholders. The program is performance-based with variable pay for executives constituting a significant portion of total compensation to ensure that it remains competitive. Based on Equity Office's excellent performance in 1998, the Compensation and Option Committee believes that the compensation program properly rewards its employees for achieving improvements in Equity Office's performance and serving the interest of its shareholders.

     Equity Office's overall compensation structure is reviewed annually with an outside consultant and using outside executive compensation surveys of:

     - other large for profit corporations outside the real estate area;

     - the real estate industry in general; and

     - REITs in particular with an emphasis on office REITS.

Types of Compensation:

     The three major components of executive compensation include:

     1. Base Salary. Positions are classified by salary on the basis of assigned responsibilities and on an evaluation of the latest survey information available, as to appropriate compensation levels. A range of earnings opportunities has been established for each position. The mid-point of the salary range will be dependent upon the market value of the position's responsibilities and the value determined to be appropriate to reinforce the achievement of Equity Office's goals and objectives. Each salary range has three defined points of reference:

     - minimum or the lowest salary to be paid to a qualified incumbent;

     - mid-point or the middle position of the salary range established with reference to the market value and objectives of Equity Office; and

     - maximum or the highest amount to be paid to an incumbent in this position.

     Where salary information is unavailable for a particular position, the salary range is based on other positions having similar responsibilities at Equity Office and in companies with comparable revenues. Individual base salaries are reviewed at least annually. Salary increases are granted based on each executive's performance as well as such executive's position in the applicable salary range.

     2. Bonus. The objectives underlying our bonus program are to motivate all employees by more closely linking bonus awards to value added for our shareholders. Equity Office has created and intends to promote a culture of performance and ownership among our managers. Executive officers' short-term incentives are accomplished by tying the executive officers' performance to Equity Office's continued performance. We accomplished this by awarding the Chief Executive Officer and each other executive officer some of his or her bonus in common shares. We believe that having our executive officers "invest" a portion of their bonuses in Common Shares better aligns their compensation with the performance of our common shares.

     The bonus program recognizes three aspects of performance which are corporate, team and individual:

     - Corporate refers to the overall performance measures of Equity Office and is used to determine executive and senior management incentive awards;

     - Team refers to key functional or departmental performance measures. This aspect of performance links individuals to the performance of their collective work group or assigned geographic territory, and is intended to foster cooperation within Equity Office; and

     - Individual performance refers to specific performance measures developed for each individual participant in the program. This aspect of performance motivates individuals to achieve a high level of individual success and personal contribution.

     As a general rule, the more senior positions have their annual incentives weighted more heavily toward the achievement of corporate and team performance rather than individual performance. Performance levels for each performance measure are identified that correspond to a threshold, target and maximum performance level:

     - Threshold performance signifies a solid achievement level but falls short of meeting all objectives. This performance level must be achieved before any bonus is earned;

     - Target performance signifies an achievement level which meets the business objectives set by Equity Office; and

     - High performance signifies a significant achievement and would be considered exceptional performance by industry standards.

     3. Share Options and Restricted Share Awards. The Compensation and Option Committee recognizes that while the bonus program provides rewards for positive short-term and mid-term performance, the interests of shareholders are best served by giving key employees the opportunity to participate in the appreciation of our common shares through the granting of share options and restricted share awards. We believe that share performance, over the long term, will reflect executive performance and that such arrangements further reinforce management goals and incentives to achieve shareholder objectives. All employee share options granted to date vest over a period of three years at a rate of one third of such grant each year, thereby encouraging the retention of key employees who receive awards. We used the compensation surveys, an assessment of the employee's achieved performance goals and objectives and the size of previous grants made to the employee to determine the amount of share options awarded each employee.

     Chief Executive Officer's Compensation. Based on the executive compensation surveys and our financial performance in 1998, the Compensation and Option Committee believes that the salary, bonus, restricted share awards and option grants of Mr. Callahan, our Chief Executive Officer and President, are fair and competitive and that our overall executive compensation ranks in the upper quartile among the general real estate industry and among REITs. Equity Office accomplished its main goals in 1998 by increasing its net income and funds from operations per common share, strengthening its balance sheet and diversifying its portfolio across the United States. This provides stability in cash flows and insulation against regional economic downturns. During Mr. Callahan's tenure as Chief Executive Officer and President, we have become the largest owner and operator of office buildings in the United States. The key performance measure we used to determine Mr. Callahan's 1998 compensation was that our financial performance in 1998 was in the top quartile in almost every financial category, due in large part to Mr. Callahan's leadership, foresight and experience. The Compensation and Option Committee noted the following factors in support of its conclusion:

     - Dividends per Common Share of $1.48 on an annualized basis; a 23% increase as compared to the prior year's annualized rate per share;

     - Strong financial performance, with a $386.3 million increase in funds from operations over 1997 and a total market capitalization of $13.6 billion at December 31, 1998; and

     - Continued growth in the square footage of owned office buildings from
       65.3 million at December 31, 1997 to 75.1 million at December 31, 1998, a 15% increase.

     Tax Policy. Section 162(m) of the Internal Revenue Code limits Equity Office's tax deduction each year for compensation to each of our Chief Executive Officer and the four other highest paid executive officers to $1 million.
Section 162(m), however, allows a deduction without regard to amount for payments of performance based compensation which includes most share option and other incentive arrangements, the material terms of which have been approved by shareholders. Awards issued under our Amended and Restated 1997 Share Option and Share Award Plan may, but need not, satisfy the requirements of Section 162(m). Options under this plan that have an exercise price equal to grant date fair market value and that vest based solely on continued employment qualify as "performance-based compensation." However, options and other awards under the plan that are conditioned on achievement of performance targets do not qualify as performance-based compensation, because our shareholders have not been asked to vote on those targets. We believe that because we qualify as a REIT under the Code and are not subject to Federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) would not have a material adverse financial consequence to us provided we distribute 100% of our taxable income.

                                        Respectfully submitted,

                                        James D. Harper, Jr., Chairman
                                        David K. McKown
                                        Sheli Z. Rosenberg

COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Trust's Board of Trustees' Compensation and Option Committee members are Messrs. Harper and McKown and Ms. Rosenberg.

     Mr. Zell and Ms. Rosenberg serve as members of the Board of Equity Group Investments, L.L.C. Ms. Rosenberg is the President and Chief Executive Officer of Equity Group Investments, L.L.C. Mr. Zell and Ms. Rosenberg each serves as a director of other non-public companies owned by Mr. Zell or his affiliates which companies do not have Compensation and Option Committees.

     See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates how many Units in the Company the executive officers and trustees beneficially owned as of March 1, 1999. In general, "beneficial ownership" includes those Units a trustee or executive officer has the power to vote, or the power to transfer. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all Units shown as beneficially owned by them.

                                                              NUMBER OF
                                                                UNITS        PERCENTAGE
                                                             BENEFICIALLY      OF ALL
                          NAME                                  OWNED         UNITS(1)
                          ----                               ------------    ----------
Samuel Zell(2)...........................................     6,413,078       2.22  %
Timothy H. Callahan......................................         6,186         *
Michael A. Steele........................................            --         *
Richard D. Kincaid.......................................            --         *
Stanley M. Stevens.......................................           735         *
Sybil J. Ellis...........................................            --         *
Sheli Z. Rosenberg(3)....................................        44,741         *
Thomas E. Dobrowski......................................            --         *
James D. Harper, Jr......................................            --         *
Jerry M. Reinsdorf.......................................            --         *
William M. Goodyear......................................            --         *
David K. McKown..........................................            --         *
H. Jon Runstad(4)........................................     2,698,945         *
Edwin N. Sidman(5).......................................       750,110         *
D.J. Andre de Bock.......................................            --         *
All trustees and executive officers as a group (15
  persons)...............................................     9,891,425       3.43  %

---------------
 *  Less than 1%.

(1) Assumes a total of 288,557,168 Units outstanding as of March 1, 1999.

(2) Includes 1,614,500 Units attributable to ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and/or ZML Partners Limited Partnership IV, which may be deemed to be beneficially owned by Mr. Zell; however, Mr. Zell disclaims beneficial ownership of 995,354 of such Units.

(3) Does not include 8,289,596 Units attributable to ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and/or ZML Partners Limited Partnership IV, or held by EGI Holdings, Inc., EGIL Investments, Inc., Samstock/ZFT, L.L.C., Samstock/ SZRT, L.L.C., and Samstock/Alpha, L.L.C., which may be deemed to be beneficially owned by Ms. Rosenberg solely as a result of her position as director, and/or executive officer of the ultimate general partner or shareholder of such entities, or a director, and/or executive officer of such entities; however, Ms. Rosenberg disclaims beneficial ownership of such 8,289,596 Units.

(4) Includes 2,615,700 Units held by Wright Runstad Asset Management L.P. and Wright Runstad Holdings L.P., which may be deemed to be beneficially owned by Mr. Runstad; however, Mr. Runstad disclaims beneficial ownership of 2,145,452 of these 2,615,700 Units.

(5) Includes 401,809 Units held by The Leventhal Family Limited Partnership. Paula Sidman, Mr. Sidman's spouse, is a general partner of such partnership; however, Mrs. Sidman disclaims beneficial ownership of the Units beneficially owned by such partnership except for the Units in which she has a pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WRIGHT RUNSTAD AFFILIATED TRANSACTIONS

     H. Jon Runstad, a trustee of the Trust, is the Chairman, Chief Executive Officer and a director of Wright Runstad & Company, the general partner of Wright Runstad Associates Limited Partnership ("WRALP"). A subsidiary of the Trust and an affiliate of Equity Group Investments, L.L.C. together own a 30% limited partnership interest in WRALP. During 1998, such subsidiary and limited partner received distributions of $1.3 million from WRALP. In addition, various subsidiaries of the Trust made payments to WRALP during 1998 totaling $4.4 million as development and management fees, leasing commissions and related expense reimbursements with respect to some of our the Properties. An additional $3.8 million was paid during 1998 to Wright Runstad & Company for the reimbursement of salaries of personnel in connection with such management services.

     Wright Runstad & Company leases space in some of the Office Properties. The terms of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by Wright Runstad & Company under its lease were approximately $.3 million for the year ending December 31, 1998. The unaffiliated members of the Board of Trustees of the Trust annually review and approve the rents paid under this lease.

     In addition, Mr. Runstad had an interest in the following transactions during 1998:

     - WRALP serves as the co-property manager with the Company and leasing agent for the portfolio of office buildings acquired in December 1997 by the Company from an entity affiliated with WRALP. Those buildings are located in Seattle and Bellevue, Washington; Portland, Oregon and Anchorage, Alaska.

     - In December 1997, the Company agreed to guarantee a line of credit obtained by WRALP from a third-party lender in an amount of up to $19.5 million in principal plus $.5 million in costs. The current balance outstanding on that line of credit is approximately $10 million. The Company has not been required to make any payments under that guarantee.

     - WRALP has subsequently become the property manager for two additional office buildings which the Company acquired in 1998 which are located in Seattle, Washington.

     - WRALP owns a 20% interest and the Company owns an 80% interest in WRC Sunset North LLC, a Washington limited liability company that is developing a three-building office complex, Sunset North Corporate Campus, in Bellevue, Washington. WRALP also serves as developer of that project and, upon completion, will serve as its co-property manager with the Company and leasing agent.

     - WRALP owns a 20% interest and the Company owns an 80% interest in Three Bellevue Center LLC, a Washington limited liability company that is developing an office building, Three Bellevue Center, in Bellevue, Washington. WRALP is serving as developer of that project and, upon completion, will serve as co-property manager with the Company and leasing agent.

     - WRALP is currently developing an office building, The World Trade Center in Seattle, Washington. Upon completion of the building, the Company will serve as co-property manager and leasing agent with WRALP. The Company has agreed to acquire that building after it has been completed and occupied by a third party tenant.

EQUITY GROUP INVESTMENTS AFFILIATED TRANSACTIONS

     The Company leases office space at Two North Riverside Plaza, Chicago, Illinois owned by Two North Riverside Plaza Joint Venture, a partnership comprised of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell. In addition, Equity Group Investments, L.L.C., and its affiliates have provided the Company and its subsidiaries with certain research and real estate tax services. The Company paid approximately $2.5 million during 1998 to Equity Group Investments, L.L.C. and its affiliates for such office space and services. Management believes these amounts equal a market rental rate for the office space and the actual cost of providing these services. The unaffiliated members of the Board of Trustees of the Trust annually review and approve the rates charged by Equity Group Investments, L.L.C. for services rendered to the Company.

     EGI Risk Services Inc., a wholly owned subsidiary of Equity Group Investments, L.L.C. provides risk management services to the Company including reviewing, obtaining and/or researching various insurance policies. In addition, National Liberty, an affiliate of Equity Group Investments, L.L.C. provides certain insurance coverage for the Company. Fees paid to EGI Risk Services Inc. and insurance premiums paid to National Liberty during 1998 were approximately $3.3 million.

     An affiliate of Equity Group Investments, L.L.C. has an indirect minority interest in Standard Parking Limited Partnership ("SPLP"). An affiliate of SPLP manages the parking operations at certain properties that are owned by the Company. Management believes amounts paid to SPLP's affiliate are equal to market rates for such services.

     The Company has entered into various lease agreements with SPLP's affiliates whereby such affiliates lease certain stand-alone parking facilities. Certain of these lease agreements provide such affiliates with annual successive options to extend the term of the lease through various dates. The rent paid in 1998 under these lease agreements was approximately $13.1 million. In addition, the Company may receive additional rent based upon actual gross revenues generated by these parking facilities. In accordance with certain of these leases the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

     On July 28, 1998, the Company completed the purchase for $48.5 million of 50,000 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, issued by CT Convertible Trust I, a subsidiary of Capital Trust in a private placement. The preferred securities are convertible at any time by the holders into Class A common shares of Capital Trust, Inc. at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust, Inc.'s common share price at the close of business on July 24, 1998. The preferred securities are non-callable for five years, and have a 20-year maturity. Mr. Zell is also Chairman of the Board of Capital Trust, and Ms. Rosenberg and Mr. Dobrowski are directors of Capital Trust. The Company earned approximately $1.7 million in dividends in 1998. The dividend is payable each calendar quarter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust has granted the Company and other investors the right to participate in certain strategic lending opportunities.

MISCELLANEOUS

     Equity Office Properties Management Corp., a Delaware corporation, has entered into third-party management contracts, on terms equivalent to third-party transactions, with respect to properties which are owned or controlled by affiliates of Mr. Zell. Income recognized for such services rendered for 1998 was approximately $9.5 million.

     Certain services for the Company's tenants that for tax reasons may not be performed by a REIT are performed by a service corporation owned entirely by an affiliate of Mr. Zell. The Company pays this service corporation a fee for its services. The Company has no control over, or ownership interest in, this service corporation, which operates as an independent contractor. The Company may terminate such services at any time upon 30-days' notice.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Schedules:

FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets of EOP Operating Limited Partnership as of December 31, 1998 and 1997

     Consolidated Statements of Operations of EOP Operating Limited Partnership for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Operations of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Consolidated Statements of Changes in Partners' Capital of EOP Operating Limited Partnership for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Changes in Owners' Equity of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Consolidated Statements of Cash Flows of EOP Operating Limited Partnership for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Cash Flows of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Notes to Consolidated and Combined Financial Statements

SCHEDULES

     Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits:

EXHIBIT
  NO      DESCRIPTION
-------   -----------
 4.1*     Indenture, dated as of September 2, 1997, between the
          Company and State Street Bank and Trust Company
 4.2*     First Supplemental Indenture, dated as of February 9, 1998, between the Company and State Street Bank and Trust Company
 4.3      Form of 6.375% Note due 2003 (incorporated herein by
          reference to Exhibit 4.10 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.4**    Form of 6.625% Note due 2005
 4.5      Form of 6.750% Note due 2008 (incorporated herein by
          reference to Exhibit 4.11 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.6**    Form of 7.250% Note due 2018
 4.7      Form of 6.376% MandatOry Par Put Remarketed Securities due
          2012 (incorporated herein by reference to Exhibit 4.12 of
          the Company's Registration Statement on Form S-4 (Reg. No.
          333-61469))
 4.8**    $30,000,000 7.24% Senior Note due 2004
 4.9**    $50,000,000 7.36% Senior Note due 2005

EXHIBIT
  NO      DESCRIPTION
-------   -----------
 4.10**   $50,000,000 7.44% Senior Note due 2006
 4.11**   $50,000,000 7.41% Senior Note due 2007
 4.12     Form of 6.50% Notes due 2004 (incorporated herein by
          reference to Exhibit 4.3 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.13     Form of 6.763% Notes due 2007 (incorporated herein by
          reference to Exhibit 4.4 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.14     Form of 7.25% Notes due 2028 (incorporated herein by
          reference to Exhibit 4.5 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.15     Debt Warrant Agreement, dated as of June 15, 1998 between
          the Trust and the Warrant Agent (incorporated herein by
          reference to Exhibit 4.8 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.16     Form of Global Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.9 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
 4.17     Form of 6.375% Note due 2002 (incorporated herein by
          reference to Exhibit 4.1 of the Company's Current Report on
          Form 8-K filed with the SEC on January 25, 1999)
 4.18     Form of 6.5% Note due 2004 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K
          filed with the SEC on January 25, 1999)
 4.19     Form of 6.8% Note due 2009 (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K
          filed with the SEC on January 25, 1999)
 4.20**   Term Loan Agreement for $328,000,000 Term Credit Facility
          dated as of August 14, 1998
 4.21**   Term Loan Agreement for $200,000,000 Term Credit Facility
          dated as of September 22, 1998
 4.22     Second Amended and Restated Revolving Credit Facility for $1
          Billion Revolving Credit facility dated as of May 29, 1998
10.1*     Agreement of Limited Partnership of the Operating
          Partnership, dated as of July 3, 1997, as amended
10.2      Contribution Agreement, dated as of April 30, 1997, among
          the Trust, the Company and the persons named therein
          (incorporated herein by reference to Exhibit 10.4 to the
          Trust's Annual Report on Form 10-K for the year ended
          December 31, 1997, as amended)
10.3      Agreement and Plan of Merger, dated September 15, 1997, as amended, among the Trust, the Company, Beacon and Beacon
          Partnership (incorporated herein by reference to Exhibit 2.1 to the Trust's Current Report on Form 8-K dated September
          15, 1997)
12.1      Statement Regarding Computation of Ratios
21.1      List of Subsidiaries of the Company
23.1      Consent of Ernst & Young LLP
24.1      Power of Attorney (included in signature page)
27.1      Financial Data Schedule

---------------

 * Incorporated herein by reference to the same-numbered exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

** Incorporated herein by reference to the same-numbered exhibit to the Trust's
   Annual Report on Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K:

     None

(c) Exhibits

     See Item 14(a)(3) above.

(c) Financial Statement Schedules:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 16th day of March, 1999.

                                          EOP OPERATING LIMITED PARTNERSHIP

                                          By: EQUITY OFFICE PROPERTIES TRUST
                                            its general partner

                                                /s/ TIMOTHY H. CALLAHAN
                                          By:
                                          --------------------------------------

                                                    Timothy H. Callahan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 16th day of March, 1999.

     Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

SIGNATURE                                           TITLE
---------                                           -----
            /s/ TIMOTHY H. CALLAHAN                 President, Chief Executive Officer and Trustee
------------------------------------------------    (principal executive officer)
              Timothy H. Callahan

             /s/ RICHARD D. KINCAID                 Chief Financial Officer (principal financial
------------------------------------------------    officer and principal accounting officer)
               Richard D. Kincaid

                /s/ SAMUEL ZELL                     Chairman of the Board of Trustees
------------------------------------------------
                  Samuel Zell

               /s/ D.J.A. DE BOCK                   Trustee
------------------------------------------------
                 D.J.A. de Bock

            /s/ THOMAS E. DOBROWSKI                 Trustee
------------------------------------------------
              Thomas E. Dobrowski

            /s/ WILLIAM M. GOODYEAR                 Trustee
------------------------------------------------
              William M. Goodyear

            /s/ JAMES D. HARPER, JR.                Trustee
------------------------------------------------
              James D. Harper, Jr.

SIGNATURE                                           TITLE
---------                                           -----
              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

                                                    Trustee
------------------------------------------------
                 H. Jon Runstad

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998

                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES
     -----------                                      ------        --------        --------------   ------
     Office Properties:
  1  60 Spear Street Building.......................   (3)    San Francisco, CA     $           --
  2  San Felipe Plaza...............................   (3)    Houston, TX               52,306,400
  3  5100 Brookline.................................   (3)    Oklahoma City, OK                 --
  4  Summit Office Park.............................   (3)    Ft. Worth, TX                     --
  5  Intercontinental Center........................   (3)    Houston, TX                       --
  6  Four Forest....................................   (3)    Dallas, TX                        --
  7  Dominion Tower.................................   (3)    Norfolk, VA                       --
  8  Northborough Tower.............................   (3)    Houston, TX                       --
  9  500 Marquette Building.........................   (3)    Albuquerque, NM                   --
 10  Atrium Towers..................................   (3)    Oklahoma City, OK                 --
 11  Community Corporate Center.....................   (3)    Columbus, OH              16,675,100
 12  Sarasota City Center...........................   (3)    Sarasota, FL                      --
 13  Denver Corporate Center II and III.............   (3)    Denver, CO                        --
 14  University Tower...............................   (3)    Durham, NC                        --
 15  Shelton Pointe.................................   (3)    Shelton, CT                       --
 16  San Jacinto Center.............................   (3)    Austin, TX                        --
 17  1111 19th Street...............................   (3)    Washington, D.C.                  --
 18  Bank One Center / Tower........................   (3)    Indianapolis, IN                  --
 19  North Central Plaza Three......................   (3)    Dallas, TX                        --
 20  The Quadrant...................................   (3)    Englewood, CO                     --
 21  Canterbury Green...............................  (3)(4)  Stamford, CT              19,070,700
 22  Three Stamford Plaza...........................   (3)    Stamford, CT              16,594,500
 23  Union Square...................................   (3)    San Antonio, TX                   --
 24  One North Franklin.............................   (3)    Chicago, IL                       --
 25  1620 L Street..................................   (3)    Washington, DC                    --
 26  300 Atlantic Street............................   (3)    Stamford, CT                      --
 27  One & Two Stamford Plaza.......................   (3)    Stamford, CT                      --
 28  Sterling Plaza.................................   (3)    Dallas, TX                        --
 29  1700 Higgins...................................   (3)    Des Plaines, IL            3,298,100    (5)
 30  Franklin Plaza.................................   (3)    Austin, TX                33,265,100    (5)
 31  Northwest Center...............................   (3)    San Antonio, TX            6,309,000    (5)
 32  One Columbus Building..........................   (3)    Columbus, OH              28,677,500    (5)
 33  One Crosswoods Center..........................   (3)    Columbus, OH               3,366,000    (5)
 34  One Lakeway....................................   (3)    Metairie, LA               9,463,500    (5)
 35  Three Lakeway..................................   (3)    Metairie, LA              16,608,000    (5)
 36  Two Lakeway....................................   (3)    Metairie, LA              14,338,100    (5)
 37  NationsBank Plaza..............................   (3)    Nashville, TN                     --
 38  The Plaza at La Jolla Village..................   (3)    San Diego, CA             57,575,400
 39  Interco Corporate Tower........................   (3)    Clayton, MO               21,809,200
 40  9400 NCX.......................................   (3)    Dallas, TX                        --
 41  Four Stamford Plaza............................   (3)    Stamford, CT              15,855,600

                                                                                             COSTS CAPITALIZED
                                                                                               SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY               ACQUISITION
                                                      --------------------------------   -------------------------
                                                                        BUILDING AND                  BUILDING AND
     DESCRIPTION                                           LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
     -----------                                      --------------   ---------------   ----------   ------------
     Office Properties:
  1  60 Spear Street Building.......................  $    2,125,200   $    19,126,500   $       --   $   228,100
  2  San Felipe Plaza...............................      13,471,300       117,984,000           --     3,185,600
  3  5100 Brookline.................................         570,700         4,236,500           --       317,700
  4  Summit Office Park.............................       1,421,100        12,789,700           --       770,300
  5  Intercontinental Center........................       1,752,200        14,420,200           --       264,600
  6  Four Forest....................................       4,767,900        42,911,400           --       882,300
  7  Dominion Tower.................................       4,643,700        41,091,200           --       733,900
  8  Northborough Tower.............................       1,705,400        12,198,900        7,000       429,800
  9  500 Marquette Building.........................       2,219,800        19,978,600           --       771,600
 10  Atrium Towers..................................         749,100         6,741,600           --       540,000
 11  Community Corporate Center.....................       3,018,900        27,169,800           --       693,200
 12  Sarasota City Center...........................       2,239,600        20,156,700           --       530,400
 13  Denver Corporate Center II and III.............       6,059,400        36,534,300           --       821,900
 14  University Tower...............................       2,085,100        18,766,100           --       650,800
 15  Shelton Pointe.................................       1,513,900        13,625,200           --       378,300
 16  San Jacinto Center.............................       5,074,500        45,670,600           --     1,545,500
 17  1111 19th Street...............................       5,024,000        45,216,000           --       410,000
 18  Bank One Center / Tower........................      14,608,200       131,473,600           --     2,376,500
 19  North Central Plaza Three......................       3,632,100        32,689,300           --       679,500
 20  The Quadrant...................................       4,357,300        39,215,300           --     1,306,100
 21  Canterbury Green...............................              --        41,987,100           --     1,319,800
 22  Three Stamford Plaza...........................       3,956,600        35,609,800           --       372,500
 23  Union Square...................................       2,368,500        14,236,000           --       624,300
 24  One North Franklin.............................       9,830,500        88,474,400           --       880,700
 25  1620 L Street..................................       2,708,200        24,374,000           --       812,000
 26  300 Atlantic Street............................       4,632,300        41,690,900           --       644,400
 27  One & Two Stamford Plaza.......................       8,267,700        74,409,300           --     2,020,400
 28  Sterling Plaza.................................       3,810,600        34,295,500           --       984,500
 29  1700 Higgins...................................       1,323,100        11,907,900           --        97,500
 30  Franklin Plaza.................................       6,502,400        58,521,300           --     2,153,000
 31  Northwest Center...............................       1,948,000        17,531,900           --       448,300
 32  One Columbus Building..........................       4,956,300        44,606,400           --       782,900
 33  One Crosswoods Center..........................       1,058,900         9,529,800           --       497,600
 34  One Lakeway....................................       2,803,900        25,235,500           --     1,105,800
 35  Three Lakeway..................................       4,695,000        43,517,200       59,300     1,567,600
 36  Two Lakeway....................................       4,643,500        41,791,800       49,200     1,594,200
 37  NationsBank Plaza..............................       3,049,200        27,443,100           --       318,600
 38  The Plaza at La Jolla Village..................      11,838,900        98,243,100       19,300       629,700
 39  Interco Corporate Tower........................       4,688,400        42,195,200       83,900     1,232,400
 40  9400 NCX.......................................       3,570,000        32,129,700           --     2,578,800
 41  Four Stamford Plaza............................       4,470,900        40,237,900       24,500       577,900


                                                          GROSS AMOUNT CARRIED AT
                                                          CLOSE OF PERIOD 12/31/98
                                                      --------------------------------
                                                                        BUILDING AND                        ACCUMULATED
     DESCRIPTION                                           LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
     -----------                                      --------------   ---------------   ---------------   -------------
     Office Properties:
  1  60 Spear Street Building.......................  $    2,125,200   $    19,354,600   $    21,479,800   $    (700,500)
  2  San Felipe Plaza...............................      13,471,300       121,169,600       134,640,900      (4,805,000)
  3  5100 Brookline.................................         570,700         4,554,200         5,124,900        (193,300)
  4  Summit Office Park.............................       1,421,100        13,560,000        14,981,100        (561,300)
  5  Intercontinental Center........................       1,752,200        14,684,800        16,437,000        (536,500)
  6  Four Forest....................................       4,767,900        43,793,700        48,561,600      (1,709,600)
  7  Dominion Tower.................................       4,643,700        41,825,100        46,468,800      (1,577,000)
  8  Northborough Tower.............................       1,712,400        12,628,700        14,341,100        (504,300)
  9  500 Marquette Building.........................       2,219,800        20,750,200        22,970,000        (850,100)
 10  Atrium Towers..................................         749,100         7,281,600         8,030,700        (351,400)
 11  Community Corporate Center.....................       3,018,900        27,863,000        30,881,900      (1,103,100)
 12  Sarasota City Center...........................       2,239,600        20,687,100        22,926,700        (782,100)
 13  Denver Corporate Center II and III.............       6,059,400        37,356,200        43,415,600      (1,383,000)
 14  University Tower...............................       2,085,100        19,416,900        21,502,000        (748,900)
 15  Shelton Pointe.................................       1,513,900        14,003,500        15,517,400        (531,800)
 16  San Jacinto Center.............................       5,074,500        47,216,100        52,290,600      (1,871,300)
 17  1111 19th Street...............................       5,024,000        45,626,000        50,650,000      (1,699,200)
 18  Bank One Center / Tower........................      14,608,200       133,850,100       148,458,300      (5,025,200)
 19  North Central Plaza Three......................       3,632,100        33,368,800        37,000,900      (1,387,400)
 20  The Quadrant...................................       4,357,300        40,521,400        44,878,700      (1,567,900)
 21  Canterbury Green...............................              --        43,306,900        43,306,900      (1,614,100)
 22  Three Stamford Plaza...........................       3,956,600        35,982,300        39,938,900      (1,366,200)
 23  Union Square...................................       2,368,500        14,860,300        17,228,800        (609,900)
 24  One North Franklin.............................       9,830,500        89,355,100        99,185,600      (3,303,100)
 25  1620 L Street..................................       2,708,200        25,186,000        27,894,200      (1,087,100)
 26  300 Atlantic Street............................       4,632,300        42,335,300        46,967,600      (1,613,600)
 27  One & Two Stamford Plaza.......................       8,267,700        76,429,700        84,697,400      (2,967,700)
 28  Sterling Plaza.................................       3,810,600        35,280,000        39,090,600      (1,384,900)
 29  1700 Higgins...................................       1,323,100        12,005,400        13,328,500        (449,100)
 30  Franklin Plaza.................................       6,502,400        60,674,300        67,176,700      (2,495,000)
 31  Northwest Center...............................       1,948,000        17,980,200        19,928,200        (672,900)
 32  One Columbus Building..........................       4,956,300        45,389,300        50,345,600      (1,699,900)
 33  One Crosswoods Center..........................       1,058,900        10,027,400        11,086,300        (422,400)
 34  One Lakeway....................................       2,803,900        26,341,300        29,145,200      (1,058,700)
 35  Three Lakeway..................................       4,754,300        45,084,800        49,839,100      (1,885,800)
 36  Two Lakeway....................................       4,692,700        43,386,000        48,078,700      (1,709,800)
 37  NationsBank Plaza..............................       3,049,200        27,761,700        30,810,900      (1,045,400)
 38  The Plaza at La Jolla Village..................      11,858,200        98,872,800       110,731,000      (3,638,500)
 39  Interco Corporate Tower........................       4,772,300        43,427,600        48,199,900      (1,652,700)
 40  9400 NCX.......................................       3,570,000        34,708,500        38,278,500      (1,466,100)
 41  Four Stamford Plaza............................       4,495,400        40,815,800        45,311,200      (1,519,700)


                                                        DATE OF             DATE          DEPRECIABLE
     DESCRIPTION                                      CONSTRUCTION        ACQUIRED         LIVES(2)
     -----------                                      ------------   ------------------   -----------
     Office Properties:
  1  60 Spear Street Building.......................         1967              09/29/87       40
  2  San Felipe Plaza...............................         1984              09/29/87       40
  3  5100 Brookline.................................         1974              03/01/89       40
  4  Summit Office Park.............................         1974              03/01/89       40
  5  Intercontinental Center........................         1983              06/28/89       40
  6  Four Forest....................................         1985              06/29/89       40
  7  Dominion Tower.................................         1987              07/25/89       40
  8  Northborough Tower.............................         1983              08/03/89       40
  9  500 Marquette Building.........................         1985              08/15/89       40
 10  Atrium Towers..................................         1980              12/15/89       40
 11  Community Corporate Center.....................         1987              06/14/90       40
 12  Sarasota City Center...........................         1989              09/28/90       40
 13  Denver Corporate Center II and III.............   1981/93-97              12/20/90       40
 14  University Tower...............................         1987              10/16/91       40
 15  Shelton Pointe.................................         1985              11/26/91       40
 16  San Jacinto Center.............................         1987              12/13/91       40
 17  1111 19th Street...............................         1979              12/18/91       40
 18  Bank One Center / Tower........................         1990              03/24/92       40
 19  North Central Plaza Three......................         1986              04/21/92       40
 20  The Quadrant...................................         1985              12/01/92       40
 21  Canterbury Green...............................         1987              12/15/92       40
 22  Three Stamford Plaza...........................         1980              12/15/92       40
 23  Union Square...................................         1986              12/23/92       40
 24  One North Franklin.............................         1991              12/31/92       40
 25  1620 L Street..................................         1989              02/05/93       40
 26  300 Atlantic Street............................         1987              03/30/93       40
 27  One & Two Stamford Plaza.......................         1986              03/30/93       40
 28  Sterling Plaza.................................         1984              06/25/93       40
 29  1700 Higgins...................................         1986              11/12/93       40
 30  Franklin Plaza.................................         1987              11/12/93       40
 31  Northwest Center...............................         1984              11/12/93       40
 32  One Columbus Building..........................         1987              11/12/93       40
 33  One Crosswoods Center..........................         1984              11/12/93       40
 34  One Lakeway....................................         1981              11/12/93       40
 35  Three Lakeway..................................         1987              11/12/93       40
 36  Two Lakeway....................................         1984              11/12/93       40
 37  NationsBank Plaza..............................         1977              12/01/93       40
 38  The Plaza at La Jolla Village..................    1987-1990              03/10/94       40
 39  Interco Corporate Tower........................         1986              05/27/94       40
 40  9400 NCX.......................................         1981              06/24/94       40
 41  Four Stamford Plaza............................         1979              08/31/94       40

                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES
     -----------                                      ------        --------        --------------   ------
 42  1920 Main Plaza................................   (3)    Irvine, CA                        --
 43  Paces West.....................................   (3)    Atlanta, GA                       --
 44  One Market.....................................   (3)    San Francisco, CA        149,374,800
 45  2010 Main Plaza................................   (3)    Irvine, CA                        --
 46  1100 Executive Tower...........................   (3)    Orange, CA                        --
 47  28 State Street................................   (3)    Boston, MA                        --
 48  850 Third Avenue...............................   (3)    New York, NY                      --
 49  161 North Clark................................   (3)    Chicago, IL              124,843,200
 50  Wachovia Center................................   (3)    Charlotte, NC             26,026,800
 51  Central Park...................................   (3)    Atlanta, GA               55,284,600
 52  One American Center............................   (3)    Austin, TX                        --
 53  Pasadena Towers................................   (3)    Pasadena, CA              47,056,900
 54  580 California.................................   (3)    San Francisco, CA         29,518,400
 55  1601 Market Street.............................   (3)    Philadelphia, PA                  --
 56  Promenade II...................................   (3)    Atlanta, GA               94,479,400
 57  Two California Plaza...........................   (3)    Los Angeles, CA                   --
 58  BP Tower.......................................   (3)    Cleveland, OH             84,983,900
 59  Sun Trust Center...............................   (3)    Orlando, FL                       --
 60  Reston Town Center.............................   (3)    Reston, VA                90,568,000
 61  Colonnade I....................................   (3)    San Antonio, TX                   --
 62  One Phoenix Plaza..............................   (3)    Phoenix, AZ                       --
 63  49 East Thomas Road............................   (3)    Phoenix, AZ                       --
 64  177 Broad Street...............................  (3)(6)  Stamford, CT                      --
 65  Preston Commons................................   (3)    Dallas, TX                        --
 66  Oakbrook Terrace Tower.........................   (3)    Oakbrook Terrace, IL              --
 67  One Maritime Plaza.............................   (3)    San Francisco, CA                 --
 68  Smith Barney Tower.............................   (3)    San Diego, CA                     --
 69  201 Mission Street.............................   (3)    San Francisco, CA                 --
 70  30 N. LaSalle Street...........................   (3)    Chicago, IL                       --
 71  LL&E Tower.....................................          New Orleans, LA           37,500,000    (7)
 72  Texaco Center..................................          New Orleans, LA           42,500,000    (7)
 73  Prudential Portfolio...........................   (8)    Various                           --
 74  550 South Hope Street..........................          Los Angeles, CA                   --
 75  10 & 30 South Wacker...........................          Chicago, IL                       --
 76  Four and Five Valley Square....................          Blue Bell, PA                     --
 77  Four Falls Corporate Center....................          Conshohocken, PA                  --
 78  Oak Hill Plaza.................................          King of Prussia, PA               --
 79  One Devon Square...............................          Wayne, PA                         --
 80  Three Devon Square.............................          Wayne, PA                         --
 81  Two Devon Square...............................          Wayne, PA                         --
 82  Two Valley Square..............................          Blue Bell, PA                     --
 83  Walnut Hill Plaza..............................          King of Prussia, PA       14,566,500
 84  One Lafayette Centre...........................          Washington, D.C.                  --
 85  One Valley Square..............................          Blue Bell, PA                     --
 86  Three Valley Square............................          Blue Bell, PA                     --

                                                                                             COSTS CAPITALIZED
                                                                                               SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY               ACQUISITION
                                                      --------------------------------   -------------------------
                                                                        BUILDING AND                  BUILDING AND
     DESCRIPTION                                           LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
     -----------                                      --------------   ---------------   ----------   ------------
 42  1920 Main Plaza................................       5,480,600        47,525,800           --     1,293,700
 43  Paces West.....................................      12,833,700        75,024,500           --     2,095,200
 44  One Market.....................................      34,814,400       313,329,700           --    22,827,000
 45  2010 Main Plaza................................       5,197,100        46,773,700           --       606,000
 46  1100 Executive Tower...........................      10,121,800        41,598,600           --       586,100
 47  28 State Street................................       9,512,600        85,613,100           --    40,315,400
 48  850 Third Avenue...............................       9,605,900        86,453,200           --     2,487,600
 49  161 North Clark................................      15,881,800       142,936,100           --    18,625,600
 50  Wachovia Center................................       5,061,000        45,548,900           --       678,200
 51  Central Park...................................       9,162,600        82,463,000           --     1,343,100
 52  One American Center............................              --        70,811,600           --     2,118,400
 53  Pasadena Towers................................       7,087,500        63,787,500           --     2,067,700
 54  580 California.................................       7,491,200        67,420,900           --     2,276,900
 55  1601 Market Street.............................       5,780,800        52,027,500           --     2,103,400
 56  Promenade II...................................      14,850,000       133,650,200           --     4,701,100
 57  Two California Plaza...........................              --       156,197,000           --    15,563,600
 58  BP Tower.......................................      17,402,500       157,260,200           --     2,187,600
 59  Sun Trust Center...............................      11,023,600        99,212,300           --     2,074,100
 60  Reston Town Center.............................      21,482,600       154,576,300       18,500       766,500
 61  Colonnade I....................................       1,413,600        12,725,200       82,800       558,100
 62  One Phoenix Plaza..............................       6,191,900        55,726,900           --            --
 63  49 East Thomas Road............................          65,300           587,900           --        10,400
 64  177 Broad Street...............................       3,941,200        35,470,800           --       514,600
 65  Preston Commons................................       5,723,400        51,510,300        5,100     1,986,800
 66  Oakbrook Terrace Tower.........................      11,950,200       107,551,700      485,700     2,384,300
 67  One Maritime Plaza.............................      11,530,700       103,776,000           --     6,222,100
 68  Smith Barney Tower.............................       2,657,700        23,919,400           --     1,767,800
 69  201 Mission Street.............................       8,870,700        79,836,500           --       473,900
 70  30 N. LaSalle Street...........................      12,489,000       112,400,700           --     2,016,200
 71  LL&E Tower.....................................       6,185,800        55,672,200       46,000     1,521,400
 72  Texaco Center..................................       6,686,300        60,177,000        9,500     1,430,600
 73  Prudential Portfolio...........................      28,463,400       256,216,100           --    12,142,500
 74  550 South Hope Street..........................      10,016,200        90,146,000           --       262,500
 75  10 & 30 South Wacker...........................      48,411,300       435,701,300           --     1,984,600
 76  Four and Five Valley Square....................         865,700         7,793,200           --       105,800
 77  Four Falls Corporate Center....................       4,938,900        44,458,300       55,000       302,900
 78  Oak Hill Plaza.................................       2,208,200        19,878,500           --       161,200
 79  One Devon Square...............................       1,024,900         9,226,700           --       111,200
 80  Three Devon Square.............................         412,500         3,712,600           --            --
 81  Two Devon Square...............................         659,200         5,935,000           --       216,900
 82  Two Valley Square..............................         879,000         7,913,300           --       264,700
 83  Walnut Hill Plaza..............................       2,045,000        18,409,900           --       200,600
 84  One Lafayette Centre...........................       8,262,400        74,362,000           --       171,600
 85  One Valley Square..............................         717,200         6,456,900           --       147,700
 86  Three Valley Square............................       1,012,100         9,111,300           --       107,600


                                                          GROSS AMOUNT CARRIED AT
                                                          CLOSE OF PERIOD 12/31/98
                                                      --------------------------------
                                                                        BUILDING AND                        ACCUMULATED
     DESCRIPTION                                           LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
     -----------                                      --------------   ---------------   ---------------   -------------
 42  1920 Main Plaza................................       5,480,600        48,819,500        54,300,100      (2,048,600)
 43  Paces West.....................................      12,833,700        77,119,700        89,953,400      (3,153,400)
 44  One Market.....................................      34,814,400       336,156,700       370,971,100     (14,258,400)
 45  2010 Main Plaza................................       5,197,100        47,379,700        52,576,800      (1,816,400)
 46  1100 Executive Tower...........................      10,121,800        42,184,700        52,306,500      (1,639,500)
 47  28 State Street................................       9,512,600       125,928,500       135,441,100      (4,963,000)
 48  850 Third Avenue...............................       9,605,900        88,940,800        98,546,700      (3,504,100)
 49  161 North Clark................................      15,881,800       161,561,700       177,443,500      (6,737,200)
 50  Wachovia Center................................       5,061,000        46,227,100        51,288,100      (1,695,700)
 51  Central Park...................................       9,162,600        83,806,100        92,968,700      (3,210,400)
 52  One American Center............................              --        72,930,000        72,930,000      (2,742,400)
 53  Pasadena Towers................................       7,087,500        65,855,200        72,942,700      (2,645,700)
 54  580 California.................................       7,491,200        69,697,800        77,189,000      (2,862,700)
 55  1601 Market Street.............................       5,780,800        54,130,900        59,911,700      (2,059,900)
 56  Promenade II...................................      14,850,000       138,351,300       153,201,300      (5,486,400)
 57  Two California Plaza...........................              --       171,760,600       171,760,600      (9,509,000)
 58  BP Tower.......................................      17,402,500       159,447,800       176,850,300      (5,716,300)
 59  Sun Trust Center...............................      11,023,600       101,286,400       112,310,000      (3,802,800)
 60  Reston Town Center.............................      21,501,100       155,342,800       176,843,900      (5,713,100)
 61  Colonnade I....................................       1,496,400        13,283,300        14,779,700        (565,900)
 62  One Phoenix Plaza..............................       6,191,900        55,726,900        61,918,800      (2,029,400)
 63  49 East Thomas Road............................          65,300           598,300           663,600         (21,500)
 64  177 Broad Street...............................       3,941,200        35,985,400        39,926,600      (1,186,200)
 65  Preston Commons................................       5,728,500        53,497,100        59,225,600      (2,077,300)
 66  Oakbrook Terrace Tower.........................      12,435,900       109,936,000       122,371,900      (4,076,900)
 67  One Maritime Plaza.............................      11,530,700       109,998,100       121,528,800      (4,041,500)
 68  Smith Barney Tower.............................       2,657,700        25,687,200        28,344,900      (1,246,800)
 69  201 Mission Street.............................       8,870,700        80,310,400        89,181,100      (2,976,800)
 70  30 N. LaSalle Street...........................      12,489,000       114,416,900       126,905,900      (4,271,500)
 71  LL&E Tower.....................................       6,231,800        57,193,600        63,425,400      (1,860,400)
 72  Texaco Center..................................       6,695,800        61,607,600        68,303,400      (2,053,800)
 73  Prudential Portfolio...........................      28,463,400       268,358,600       296,822,000      (8,663,800)
 74  550 South Hope Street..........................      10,016,200        90,408,500       100,424,700      (2,758,800)
 75  10 & 30 South Wacker...........................      48,411,300       437,685,900       486,097,200     (13,267,300)
 76  Four and Five Valley Square....................         865,700         7,899,000         8,764,700        (238,800)
 77  Four Falls Corporate Center....................       4,993,900        44,761,200        49,755,100      (1,387,600)
 78  Oak Hill Plaza.................................       2,208,200        20,039,700        22,247,900        (606,700)
 79  One Devon Square...............................       1,024,900         9,337,900        10,362,800        (286,500)
 80  Three Devon Square.............................         412,500         3,712,600         4,125,100        (111,900)
 81  Two Devon Square...............................         659,200         6,151,900         6,811,100        (215,000)
 82  Two Valley Square..............................         879,000         8,178,000         9,057,000        (252,400)
 83  Walnut Hill Plaza..............................       2,045,000        18,610,500        20,655,500        (561,100)
 84  One Lafayette Centre...........................       8,262,400        74,533,600        82,796,000      (2,257,000)
 85  One Valley Square..............................         717,200         6,604,600         7,321,800        (185,900)
 86  Three Valley Square............................       1,012,100         9,218,900        10,231,000        (256,600)


                                                        DATE OF             DATE          DEPRECIABLE
     DESCRIPTION                                      CONSTRUCTION        ACQUIRED         LIVES(2)
     -----------                                      ------------   ------------------   -----------
 42  1920 Main Plaza................................         1988              09/29/94       40
 43  Paces West.....................................         1988              10/31/94       40
 44  One Market.....................................         1976              11/22/94       40
 45  2010 Main Plaza................................         1988              12/13/94       40
 46  1100 Executive Tower...........................         1987              12/15/94       40
 47  28 State Street................................    1968/1997              01/23/95       40
 48  850 Third Avenue...............................         1960              03/20/95       40
 49  161 North Clark................................         1992              07/26/95       40
 50  Wachovia Center................................         1972              09/01/95       40
 51  Central Park...................................         1986              10/17/95       40
 52  One American Center............................         1984              11/01/95       40
 53  Pasadena Towers................................    1990-1991              12/14/95       40
 54  580 California.................................         1984              12/21/95       40
 55  1601 Market Street.............................         1970              01/18/96       40
 56  Promenade II...................................         1990              06/14/96       40
 57  Two California Plaza...........................         1992              08/23/96       40
 58  BP Tower.......................................    1985/1989    09/04/96, 01/29/98       40
 59  Sun Trust Center...............................         1988              09/18/96       40
 60  Reston Town Center.............................         1990              10/22/96       40
 61  Colonnade I....................................         1983              12/04/96       40
 62  One Phoenix Plaza..............................         1989              12/04/96       40
 63  49 East Thomas Road............................         1974              12/11/96       40
 64  177 Broad Street...............................         1989              01/29/97       40
 65  Preston Commons................................         1986              03/21/97       40
 66  Oakbrook Terrace Tower.........................         1988              04/16/97       40
 67  One Maritime Plaza.............................         1967              04/21/97       40
 68  Smith Barney Tower.............................         1987              04/28/97       40
 69  201 Mission Street.............................         1981              04/30/97       40
 70  30 N. LaSalle Street...........................         1974              06/13/97       40
 71  LL&E Tower.....................................         1987              09/03/97       40
 72  Texaco Center..................................         1984              09/03/97       40
 73  Prudential Portfolio...........................      Various              10/01/97       40
 74  550 South Hope Street..........................         1991              10/06/97       40
 75  10 & 30 South Wacker...........................    1983-1987              10/07/97       40
 76  Four and Five Valley Square....................         1988              10/07/97       40
 77  Four Falls Corporate Center....................         1988              10/07/97       40
 78  Oak Hill Plaza.................................         1982              10/07/97       40
 79  One Devon Square...............................         1984              10/07/97       40
 80  Three Devon Square.............................         1985              10/07/97       40
 81  Two Devon Square...............................         1985              10/07/97       40
 82  Two Valley Square..............................         1990              10/07/97       40
 83  Walnut Hill Plaza..............................         1985              10/07/97       40
 84  One Lafayette Centre...........................         1980              10/17/97       40
 85  One Valley Square..............................         1982              11/21/97       40
 86  Three Valley Square............................         1984              11/21/97       40

                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES
     -----------                                      ------        --------        --------------   ------
 87  1600 Duke Street...............................          Alexandria, VA                    --
 88  Fair Oaks Plaza................................          Fairfax, VA                       --
 89  Lakeside Square................................          Dallas, TX                        --
 90  LaSalle Plaza..................................          Minneapolis, MN                   --
 91  1001 Fifth Avenue..............................          Portland, OR              20,515,000    (9)
 92  1111 Third Avenue..............................          Seattle, WA               30,567,300    (9)
 93  Calais Office Center...........................          Anchorage, AK              8,513,700    (9)
 94  First Interstate...............................          Seattle, WA               83,085,700    (9)
 95  Nordstrom Medical Tower........................          Seattle, WA                9,949,800    (9)
 96  One Bellevue Center............................          Bellevue, WA              23,489,600    (9)
 97  Rainer Plaza...................................          Bellevue, WA              29,541,600    (9)
 98  Second and Seneca..............................          Seattle, WA               40,517,100    (9)
 99  101 N. Wacker..................................          Chicago, IL                       --
100  10880 Wilshire Boulevard.......................          Los Angeles, CA                   --
101  10960 Wilshire Boulevard.......................          Los Angeles, CA                   --
102  1300 N. 17th Street............................          Rosslyn, VA                       --
103  1333 H Street..................................          Washington, D.C.                  --
104  150 Federal Street.............................          Boston, MA                56,080,000
105  1616 N. Fort Myer Drive........................          Rosslyn, VA                       --
106  175 Federal Street.............................          Boston, MA                        --
107  2 Oliver Street - 147 Milk Street..............          Boston, MA                        --
108  200 West Adams.................................          Chicago, IL                       --
109  225 Franklin Street............................          Boston, MA                        --
110  AT&T Plaza.....................................          Oak Brook, IL                     --
111  Center Plaza...................................          Boston, MA                59,917,700
112  Centerpointe I and II..........................          Fairfax, VA               30,099,900
113  Civic Opera House..............................          Chicago, IL               31,237,400
114  Crosby Corporate Center........................          Bedford, MA                       --
115  EJ Randolph....................................          McLean, VA                15,939,600    (10)
116  EJ Randolph II vacant land.....................          McLean, VA                        --
117  John Marshall I and II.........................          McLean, VA                20,637,100
118  Lake Marriott Business Park....................          Santa Clara, CA                   --
119  Lakeside Office Park...........................          Atlanta, GA                       --
120  New England Executive Park.....................          Burlington, MA                    --
121  Northridge I...................................          Herndon, VA               14,452,600    (10)
122  One Canal Park.................................          Cambridge, MA                     --
123  Perimeter Center...............................          Atlanta, GA              215,715,100
124  Presidents Plaza...............................          Chicago, IL                       --
125  Riverview I and II.............................          Cambridge, MA                     --
126  Russia Wharf...................................          Boston, MA                        --
127  Shoreline Technology Park......................          Mountain View, CA                 --
128  South Station..................................          Boston, MA                        --
129  Sunnyvale Business Center......................          Sunnyvale, CA                     --
130  Ten Canal Park.................................          Cambridge, MA                     --
131  Tri-State International........................          Lincolnshire, IL                  --

                                                                                             COSTS CAPITALIZED
                                                                                               SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY               ACQUISITION
                                                      --------------------------------   -------------------------
                                                                        BUILDING AND                  BUILDING AND
     DESCRIPTION                                           LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
     -----------                                      --------------   ---------------   ----------   ------------
 87  1600 Duke Street...............................       1,105,600         9,950,000           --        59,300
 88  Fair Oaks Plaza................................       2,412,000        21,707,600       29,000       122,100
 89  Lakeside Square................................       8,262,200        47,368,800           --     1,274,700
 90  LaSalle Plaza..................................       9,680,600        87,125,100           --     1,477,800
 91  1001 Fifth Avenue..............................       5,383,300        48,633,700           --       576,800
 92  1111 Third Avenue..............................       9,899,900        89,570,700           --     1,122,700
 93  Calais Office Center...........................              --        16,630,800           --       881,400
 94  First Interstate...............................      21,360,700       193,528,600           --       909,200
 95  Nordstrom Medical Tower........................       1,763,600        16,026,200           --         4,400
 96  One Bellevue Center............................              --        56,223,100           --       557,800
 97  Rainer Plaza...................................              --        79,928,100           --       428,000
 98  Second and Seneca..............................      10,922,500        98,927,300           --       710,300
 99  101 N. Wacker..................................      10,067,600        90,608,800           --       172,600
100  10880 Wilshire Boulevard.......................              --       149,841,200           --     3,486,800
101  10960 Wilshire Boulevard.......................      16,841,300       151,573,900           --     4,048,400
102  1300 N. 17th Street............................       9,810,700        88,295,900           --        73,800
103  1333 H Street..................................       6,715,400        60,438,200           --       253,400
104  150 Federal Street.............................      14,131,400       127,182,200           --     8,439,500
105  1616 N. Fort Myer Drive........................       6,960,700        62,646,300           --       544,700
106  175 Federal Street.............................       4,893,900        44,045,200           --     1,119,800
107  2 Oliver Street - 147 Milk Street..............       5,017,400        45,157,000           --     1,040,900
108  200 West Adams.................................      11,723,300       105,509,500           --       594,400
109  225 Franklin Street............................      34,607,800       311,470,600           --     1,561,800
110  AT&T Plaza.....................................       4,834,200        43,507,900       36,000       437,400
111  Center Plaza...................................      18,942,300       170,480,400           --     1,952,100
112  Centerpointe I and II..........................       8,837,800        79,540,200      344,700      (204,900)
113  Civic Opera House..............................      12,771,300       114,941,900           --     1,597,700
114  Crosby Corporate Center........................       5,957,800        53,620,400       49,800       507,900
115  EJ Randolph....................................       3,936,600        35,429,100        7,000       164,100
116  EJ Randolph II vacant land.....................       5,770,000                --           --       136,400
117  John Marshall I and II.........................       5,216,400        46,814,100       16,900        52,200
118  Lake Marriott Business Park....................       9,090,800        84,967,100           --     1,616,400
119  Lakeside Office Park...........................       4,792,500        43,132,300           --       236,900
120  New England Executive Park.....................      15,636,600       140,729,200      102,400     4,002,100
121  Northridge I...................................       3,224,900        29,024,400           --            --
122  One Canal Park.................................       2,006,000        18,054,000           --        44,600
123  Perimeter Center...............................      65,886,100       429,131,000      114,600     3,128,200
124  Presidents Plaza...............................      13,435,500       120,919,200           --     1,241,200
125  Riverview I and II.............................       5,937,600        53,438,100        6,300       310,100
126  Russia Wharf...................................       3,891,500        35,022,800           --       731,600
127  Shoreline Technology Park......................      31,575,400       190,894,500           --       180,400
128  South Station..................................              --        31,073,800           --       458,300
129  Sunnyvale Business Center......................       4,890,000        44,010,000           --        11,600
130  Ten Canal Park.................................       2,383,100        21,447,900           --        18,700
131  Tri-State International........................      10,925,300        98,327,300      141,200     1,557,400


                                                          GROSS AMOUNT CARRIED AT
                                                          CLOSE OF PERIOD 12/31/98
                                                      --------------------------------
                                                                        BUILDING AND                        ACCUMULATED
     DESCRIPTION                                           LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
     -----------                                      --------------   ---------------   ---------------   -------------
 87  1600 Duke Street...............................       1,105,600        10,009,300        11,114,900        (279,700)
 88  Fair Oaks Plaza................................       2,441,000        21,829,700        24,270,700        (615,100)
 89  Lakeside Square................................       8,262,200        48,643,500        56,905,700      (1,423,000)
 90  LaSalle Plaza..................................       9,680,600        88,602,900        98,283,500      (2,559,100)
 91  1001 Fifth Avenue..............................       5,383,300        49,210,500        54,593,800      (1,324,800)
 92  1111 Third Avenue..............................       9,899,900        90,693,400       100,593,300      (2,469,700)
 93  Calais Office Center...........................              --        17,512,200        17,512,200        (539,400)
 94  First Interstate...............................      21,360,700       194,437,800       215,798,500      (5,068,200)
 95  Nordstrom Medical Tower........................       1,763,600        16,030,600        17,794,200        (418,300)
 96  One Bellevue Center............................              --        56,780,900        56,780,900      (1,562,500)
 97  Rainer Plaza...................................              --        80,356,100        80,356,100      (2,124,800)
 98  Second and Seneca..............................      10,922,500        99,637,600       110,560,100      (2,711,600)
 99  101 N. Wacker..................................      10,067,600        90,781,400       100,849,000      (2,361,300)
100  10880 Wilshire Boulevard.......................              --       153,328,000       153,328,000      (3,954,700)
101  10960 Wilshire Boulevard.......................      16,841,300       155,622,300       172,463,600      (4,034,200)
102  1300 N. 17th Street............................       9,810,700        88,369,700        98,180,400      (2,310,800)
103  1333 H Street..................................       6,715,400        60,691,600        67,407,000      (1,581,800)
104  150 Federal Street.............................      14,131,400       135,621,700       149,753,100      (3,672,700)
105  1616 N. Fort Myer Drive........................       6,960,700        63,191,000        70,151,700      (1,633,200)
106  175 Federal Street.............................       4,893,900        45,165,000        50,058,900      (1,180,200)
107  2 Oliver Street - 147 Milk Street..............       5,017,400        46,197,900        51,215,300      (1,248,100)
108  200 West Adams.................................      11,723,300       106,103,900       117,827,200      (2,841,300)
109  225 Franklin Street............................      34,607,800       313,032,400       347,640,200      (8,300,000)
110  AT&T Plaza.....................................       4,870,200        43,945,300        48,815,500      (1,196,600)
111  Center Plaza...................................      18,942,300       172,432,500       191,374,800      (4,525,300)
112  Centerpointe I and II..........................       9,182,500        79,335,300        88,517,800      (2,077,900)
113  Civic Opera House..............................      12,771,300       116,539,600       129,310,900      (3,166,200)
114  Crosby Corporate Center........................       6,007,600        54,128,300        60,135,900      (1,403,100)
115  EJ Randolph....................................       3,943,600        35,593,200        39,536,800        (927,100)
116  EJ Randolph II vacant land.....................       5,770,000           136,400         5,906,400              --
117  John Marshall I and II.........................       5,233,300        46,866,300        52,099,600      (1,225,200)
118  Lake Marriott Business Park....................       9,090,800        86,583,500        95,674,300      (1,641,500)
119  Lakeside Office Park...........................       4,792,500        43,369,200        48,161,700      (1,148,200)
120  New England Executive Park.....................      15,739,000       144,731,300       160,470,300      (3,397,200)
121  Northridge I...................................       3,224,900        29,024,400        32,249,300        (755,800)
122  One Canal Park.................................       2,006,000        18,098,600        20,104,600        (485,500)
123  Perimeter Center...............................      66,000,700       432,259,200       498,259,900     (11,847,400)
124  Presidents Plaza...............................      13,435,500       122,160,400       135,595,900      (3,269,400)
125  Riverview I and II.............................       5,943,900        53,748,200        59,692,100      (1,394,500)
126  Russia Wharf...................................       3,891,500        35,754,400        39,645,900      (1,419,100)
127  Shoreline Technology Park......................      31,575,400       191,074,900       222,650,300      (4,648,000)
128  South Station..................................              --        31,532,100        31,532,100        (809,800)
129  Sunnyvale Business Center......................       4,890,000        44,021,600        48,911,600      (1,146,100)
130  Ten Canal Park.................................       2,383,100        21,466,600        23,849,700        (558,600)
131  Tri-State International........................      11,066,500        99,884,700       110,951,200      (2,762,600)


                                                        DATE OF             DATE          DEPRECIABLE
     DESCRIPTION                                      CONSTRUCTION        ACQUIRED         LIVES(2)
     -----------                                      ------------   ------------------   -----------
 87  1600 Duke Street...............................         1985              11/24/97       40
 88  Fair Oaks Plaza................................         1986              11/24/97       40
 89  Lakeside Square................................         1987              11/24/97       40
 90  LaSalle Plaza..................................         1991              11/25/97       40
 91  1001 Fifth Avenue..............................         1980              12/17/97       40
 92  1111 Third Avenue..............................         1980              12/17/97       40
 93  Calais Office Center...........................         1975              12/17/97       40
 94  First Interstate...............................         1983              12/17/97       40
 95  Nordstrom Medical Tower........................         1986              12/17/97       40
 96  One Bellevue Center............................         1983              12/17/97       40
 97  Rainer Plaza...................................         1986              12/17/97       40
 98  Second and Seneca..............................         1991              12/17/97       40
 99  101 N. Wacker..................................         1980              12/19/97       40
100  10880 Wilshire Boulevard.......................         1970              12/19/97       40
101  10960 Wilshire Boulevard.......................         1971              12/19/97       40
102  1300 N. 17th Street............................         1980              12/19/97       40
103  1333 H Street..................................         1982              12/19/97       40
104  150 Federal Street.............................         1988              12/19/97       40
105  1616 N. Fort Myer Drive........................         1974              12/19/97       40
106  175 Federal Street.............................         1977              12/19/97       40
107  2 Oliver Street - 147 Milk Street..............         1988              12/19/97       40
108  200 West Adams.................................         1985              12/19/97       40
109  225 Franklin Street............................         1966              12/19/97       40
110  AT&T Plaza.....................................         1984              12/19/97       40
111  Center Plaza...................................         1969              12/19/97       40
112  Centerpointe I and II..........................    1998/1990              12/19/97       40
113  Civic Opera House..............................         1929              12/19/97       40
114  Crosby Corporate Center........................         1996              12/19/97       40
115  EJ Randolph....................................         1983              12/19/97       40
116  EJ Randolph II vacant land.....................          N/A              12/19/97       40
117  John Marshall I and II.........................         1981              12/19/97       40
118  Lake Marriott Business Park....................         1981              12/19/97       40
119  Lakeside Office Park...........................    1972-1978              12/19/97       40
120  New England Executive Park.....................    1970-1985              12/19/97       40
121  Northridge I...................................         1988              12/19/97       40
122  One Canal Park.................................         1987              12/19/97       40
123  Perimeter Center...............................    1970-1989              12/19/97       40
124  Presidents Plaza...............................    1980-1982              12/19/97       40
125  Riverview I and II.............................    1985-1986              12/19/97       40
126  Russia Wharf...................................    1978-1982              12/19/97       40
127  Shoreline Technology Park......................    1985-1991              12/19/97       40
128  South Station..................................         1988              12/19/97       40
129  Sunnyvale Business Center......................         1990              12/19/97       40
130  Ten Canal Park.................................         1987              12/19/97       40
131  Tri-State International........................         1986              12/19/97       40

                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES
     -----------                                      ------        --------        --------------   ------
132  Wellesley Office Park..........................          Wellesley, MA             55,193,300
133  Westbrook Corporate Center.....................          Westchester, IL          109,619,300
134  Westwood Business Center.......................          Wellesley, MA                     --
135  100 Summer Street..............................          Boston, MA                        --
136  Westbrook Corporate Center vacant land.........          Westchester, IL                   --
137  Denver Post Tower..............................          Denver, CO                        --
138  301 Howard Street..............................          San Francisco, CA                 --
139  410 17th Street................................          Denver, CO                        --
140  Tabor Center...................................          Denver, CO                47,810,600
141  Trinity Place..................................          Denver, CO                        --
142  Dominion Plaza.................................          Denver, CO                        --
143  Millennium Plaza...............................          Englewood, CO                     --
144  Polk and Taylor Buildings......................          Arlington, VA                     --
145  Columbia SeaFirst Center.......................          Seattle, WA                       --
146  Northland Plaza................................          Bloomington, MN                   --
147  4949 S. Syracuse...............................          Denver, CO                        --
148  Metropoint I...................................          Denver, CO                        --
149  Metropoint III vacant land.....................          Denver, CO                        --
150  One Park Square................................          Albuquerque, NM                   --
151  Park Avenue Tower..............................          New York, NY                      --
152  Terrace Building...............................          Englewood, CO                     --
153  The Solarium...................................          Englewood, CO                     --
154  Second and Spring..............................          Seattle, WA                       --
155  Colonnade I and II.............................          Dallas, TX                        --
156  Worldwide Plaza................................          New York, NY             263,620,300
157  Central Park vacant land.......................          Atlanta, GA                       --
                                                                                    --------------
     Subtotal Office Properties.....................                                $2,278,417,400
                                                                                    --------------
     Development Properties:
158  Reston Town Center Garage......................   (11)   Reston, VA            $           --
159  150 California.................................   (11)   San Francisco, CA                 --
160  175 Wyman Street...............................   (11)   Walthan, MA                       --
161  Crosby Corporate Center II.....................   (11)   Bedford, MA                       --
162  John Marshall III..............................   (11)   McLean, VA                        --
163  Media Center...................................   (11)   Burbank, CA                       --
164  Riverside Center...............................   (11)   Newton, MA                        --
165  Tower at New England Executive Park............   (11)   Burlington, MA                    --
166  215 Fremont Street.............................   (11)   San Francisco, CA                 --
167  Colonnade III..................................   (11)   Dallas, TX                        --
168  Prominence.....................................   (12)   Atlanta, GA                       --
169  World Trade Center.............................   (12)   Seattle, WA                       --
170  Rand Tower Garage..............................   (12)   Minneapolis, MN                   --
                                                                                    --------------
     Subtotal Development Properties................                                $           --
                                                                                    --------------

                                                                                             COSTS CAPITALIZED
                                                                                               SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY               ACQUISITION
                                                      --------------------------------   -------------------------
                                                                        BUILDING AND                  BUILDING AND
     DESCRIPTION                                           LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
     -----------                                      --------------   ---------------   ----------   ------------
132  Wellesley Office Park..........................      16,492,700       148,434,200       20,400     1,155,900
133  Westbrook Corporate Center.....................      24,896,800       224,071,100       30,100     2,780,200
134  Westwood Business Center.......................       2,719,600        24,476,300           --       250,800
135  100 Summer Street..............................      22,271,000       200,439,300           --     1,787,900
136  Westbrook Corporate Center vacant land.........       3,972,800                --           --            --
137  Denver Post Tower..............................              --        52,937,200           --     1,393,600
138  301 Howard Street..............................       7,050,800        58,920,400           --     1,005,600
139  410 17th Street................................       4,473,700        40,263,700           --       673,000
140  Tabor Center...................................      27,948,500       116,536,200           --       832,600
141  Trinity Place..................................       1,903,400        17,130,400           --       419,700
142  Dominion Plaza.................................       5,990,100        53,911,200           --     1,881,700
143  Millennium Plaza...............................       7,757,100        38,313,800           --        18,700
144  Polk and Taylor Buildings......................      16,942,500       152,482,800           --     2,803,900
145  Columbia SeaFirst Center.......................      40,175,000       361,574,800           --     2,176,400
146  Northland Plaza................................       4,705,100        42,346,000           --       219,900
147  4949 S. Syracuse...............................         822,300         7,400,800           --        12,600
148  Metropoint I...................................       4,374,900        39,374,500           --       174,500
149  Metropoint III vacant land.....................       2,000,000                --           --            --
150  One Park Square................................       3,634,300        32,708,700           --       174,800
151  Park Avenue Tower..............................      48,976,000       195,903,900           --       635,000
152  Terrace Building...............................       1,546,400        13,917,900           --       142,000
153  The Solarium...................................       1,951,100        17,560,100           --       196,400
154  Second and Spring..............................       1,968,400        17,715,700           --        14,100
155  Colonnade I and II.............................       9,043,800        81,394,100           --       143,600
156  Worldwide Plaza................................     124,919,000       499,676,100           --            --
157  Central Park vacant land.......................       3,975,400                --           --            --
                                                      --------------   ---------------   ----------   ------------
     Subtotal Office Properties.....................  $1,384,586,100   $11,485,232,700   $1,844,200   $265,076,100
                                                      --------------   ---------------   ----------   ------------
     Development Properties:
158  Reston Town Center Garage......................  $    1,942,500   $            --   $       --   $   994,700
159  150 California.................................      12,566,800                --           --     4,370,900
160  175 Wyman Street...............................      16,871,000                --           --     3,129,400
161  Crosby Corporate Center II.....................       9,384,600                --           --    25,501,300
162  John Marshall III..............................       9,950,000                --           --     8,131,200
163  Media Center...................................      15,000,000                --           --     4,899,500
164  Riverside Center...............................      24,000,000                --           --     9,635,000
165  Tower at New England Executive Park............       2,792,900        25,136,500           --     3,172,700
166  215 Fremont Street.............................       2,404,400        21,639,200           --     2,183,300
167  Colonnade III..................................       6,152,000        55,367,700           --     2,524,500
168  Prominence.....................................              --           534,700           --            --
169  World Trade Center.............................              --            17,400           --            --
170  Rand Tower Garage..............................              --            70,700           --            --
                                                      --------------   ---------------   ----------   ------------
     Subtotal Development Properties................  $  101,064,200   $   102,766,200   $       --   $64,542,500
                                                      --------------   ---------------   ----------   ------------


                                                          GROSS AMOUNT CARRIED AT
                                                          CLOSE OF PERIOD 12/31/98
                                                      --------------------------------
                                                                        BUILDING AND                        ACCUMULATED
     DESCRIPTION                                           LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
     -----------                                      --------------   ---------------   ---------------   -------------
132  Wellesley Office Park..........................      16,513,100       149,590,100       166,103,200      (3,917,900)
133  Westbrook Corporate Center.....................      24,926,900       226,851,300       251,778,200      (6,026,700)
134  Westwood Business Center.......................       2,719,600        24,727,100        27,446,700        (653,900)
135  100 Summer Street..............................      22,271,000       202,227,200       224,498,200      (4,000,400)
136  Westbrook Corporate Center vacant land.........       3,972,800                --         3,972,800              --
137  Denver Post Tower..............................              --        54,330,800        54,330,800        (993,300)
138  301 Howard Street..............................       7,050,800        59,926,000        66,976,800      (1,066,100)
139  410 17th Street................................       4,473,700        40,936,700        45,410,400        (731,800)
140  Tabor Center...................................      27,948,500       117,368,800       145,317,300      (2,082,300)
141  Trinity Place..................................       1,903,400        17,550,100        19,453,500        (323,400)
142  Dominion Plaza.................................       5,990,100        55,792,900        61,783,000        (874,900)
143  Millennium Plaza...............................       7,757,100        38,332,500        46,089,600        (600,400)
144  Polk and Taylor Buildings......................      16,942,500       155,286,700       172,229,200      (2,673,600)
145  Columbia SeaFirst Center.......................      40,175,000       363,751,200       403,926,200      (4,910,200)
146  Northland Plaza................................       4,705,100        42,565,900        47,271,000        (486,400)
147  4949 S. Syracuse...............................         822,300         7,413,400         8,235,700         (85,300)
148  Metropoint I...................................       4,374,900        39,549,000        43,923,900        (454,900)
149  Metropoint III vacant land.....................       2,000,000                --         2,000,000              --
150  One Park Square................................       3,634,300        32,883,500        36,517,800        (378,200)
151  Park Avenue Tower..............................      48,976,000       196,538,900       245,514,900      (2,273,400)
152  Terrace Building...............................       1,546,400        14,059,900        15,606,300        (159,800)
153  The Solarium...................................       1,951,100        17,756,500        19,707,600        (207,600)
154  Second and Spring..............................       1,968,400        17,729,800        19,698,200        (203,100)
155  Colonnade I and II.............................       9,043,800        81,537,700        90,581,500        (595,900)
156  Worldwide Plaza................................     124,919,000       499,676,100       624,595,100      (2,602,500)
157  Central Park vacant land.......................       3,975,400                --         3,975,400              --
                                                      --------------   ---------------   ---------------   -------------
     Subtotal Office Properties.....................  $1,386,430,300   $11,750,308,800   $13,136,739,100   $(342,895,500)
                                                      --------------   ---------------   ---------------   -------------
     Development Properties:
158  Reston Town Center Garage......................  $    1,942,500   $       994,700   $     2,937,200   $          --
159  150 California.................................      12,566,800         4,370,900        16,937,700              --
160  175 Wyman Street...............................      16,871,000         3,129,400        20,000,400              --
161  Crosby Corporate Center II.....................       9,384,600        25,501,300        34,885,900              --
162  John Marshall III..............................       9,950,000         8,131,200        18,081,200              --
163  Media Center...................................      15,000,000         4,899,500        19,899,500              --
164  Riverside Center...............................      24,000,000         9,635,000        33,625,000              --
165  Tower at New England Executive Park............       2,792,900        28,309,200        31,102,100        (266,500)
166  215 Fremont Street.............................       2,404,400        23,822,500        26,226,900              --
167  Colonnade III..................................       6,152,000        57,892,200        64,044,200        (611,800)
168  Prominence.....................................              --           534,700           534,700              --
169  World Trade Center.............................              --            17,400            17,400              --
170  Rand Tower Garage..............................              --            70,700            70,700              --
                                                      --------------   ---------------   ---------------   -------------
     Subtotal Development Properties................  $  101,064,200   $   167,308,700   $   268,372,900   $    (878,300)
                                                      --------------   ---------------   ---------------   -------------


                                                        DATE OF             DATE          DEPRECIABLE
     DESCRIPTION                                      CONSTRUCTION        ACQUIRED         LIVES(2)
     -----------                                      ------------   ------------------   -----------
132  Wellesley Office Park..........................    1963-1984              12/19/97       40
133  Westbrook Corporate Center.....................    1985-1996              12/19/97       40
134  Westwood Business Center.......................         1985              12/19/97       40
135  100 Summer Street..............................    1974/1990              03/18/98       40
136  Westbrook Corporate Center vacant land.........          N/A              04/02/98       40
137  Denver Post Tower..............................         1984              04/21/98       40
138  301 Howard Street..............................         1988              04/29/98       40
139  410 17th Street................................         1978              04/30/98       40
140  Tabor Center...................................         1985              04/30/98       40
141  Trinity Place..................................         1983              04/30/98       40
142  Dominion Plaza.................................         1983              05/14/98       40
143  Millennium Plaza...............................         1982              05/19/98       40
144  Polk and Taylor Buildings......................         1970              05/22/98       40
145  Columbia SeaFirst Center.......................         1985              06/26/98       40
146  Northland Plaza................................         1985              07/02/98       40
147  4949 S. Syracuse...............................         1982              07/15/98       40
148  Metropoint I...................................         1987              07/15/98       40
149  Metropoint III vacant land.....................          N/A              07/15/98       40
150  One Park Square................................         1985              07/15/98       40
151  Park Avenue Tower..............................         1986              07/15/98       40
152  Terrace Building...............................         1982              07/15/98       40
153  The Solarium...................................         1982              07/15/98       40
154  Second and Spring..............................    1906/1989              07/29/98       40
155  Colonnade I and II.............................    1983-1985              09/30/98       40
156  Worldwide Plaza................................         1989              10/01/98       40
157  Central Park vacant land.......................          N/A              11/03/98       40

     Subtotal Office Properties.....................

     Development Properties:
158  Reston Town Center Garage......................          N/A              10/22/96      N/A
159  150 California.................................          N/A              12/19/97      N/A
160  175 Wyman Street...............................          N/A              12/19/97      N/A
161  Crosby Corporate Center II.....................         1998              12/19/97       40
162  John Marshall III..............................          N/A              12/19/97      N/A
163  Media Center...................................          N/A              12/19/97      N/A
164  Riverside Center...............................          N/A              12/19/97      N/A
165  Tower at New England Executive Park............    1971/1998              03/31/98       40
166  215 Fremont Street.............................          N/A              04/29/98      N/A
167  Colonnade III..................................         1998              09/30/98       40
168  Prominence.....................................          N/A                   N/A      N/A
169  World Trade Center.............................          N/A                   N/A      N/A
170  Rand Tower Garage..............................          N/A                   N/A      N/A

     Subtotal Development Properties................


                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES
     -----------                                      ------        --------        --------------   ------
     Parking Facilities:
  1  203 North LaSalle Garage.......................   (3)    Chicago, IL           $   32,661,500    (13)
  2  Theatre District Garage........................   (3)    Chicago, IL                       --
  3  Capitol Commons Garage.........................   (3)    Indianapolis, IN           4,368,800
  4  Boston Harbor Garage...........................   (3)    Boston, MA                34,640,100
  5  Milwaukee Center...............................   (3)    Milwaukee, WI                     --
  6  1111 Sansom Street Garage......................   (3)    Philadelphia, PA                  --
  7  15th & Sansom Streets Garage...................   (3)    Philadelphia, PA                  --
  8  1602-34 Chancellor Garage......................   (3)    Philadelphia, PA                  --
  9  1616 Sansom Street Garage......................   (3)    Philadelphia, PA                  --
 10  Juniper/Locust Streets Garage..................   (3)    Philadelphia, PA                  --
 11  Adams-Wabash Garage............................          Chicago, IL                       --
 12  601 Tchoupitoulas Garage.......................          New Orleans, LA                   --    (7)
 13  Stanwix Garage.................................          Pittsburgh, PA                    --
 14  Forbes and Allies Garages......................          Pittsburgh, PA                    --
                                                                                    --------------
     Subtotal Parking Facilities....................                                $   71,670,400
                                                                                    --------------
     Management Business -- Furniture, fixtures and
     equipment......................................                                $           --
                                                                                    --------------
     Investment in Real Estate......................                                $2,350,087,800
                                                                                    ==============

                                                                                             COSTS CAPITALIZED
                                                                                               SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY               ACQUISITION
                                                      --------------------------------   -------------------------
                                                                        BUILDING AND                  BUILDING AND
     DESCRIPTION                                           LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
     -----------                                      --------------   ---------------   ----------   ------------
     Parking Facilities:
  1  203 North LaSalle Garage.......................  $    3,784,600   $    34,061,500   $       --   $   652,500
  2  Theatre District Garage........................       3,372,300        30,326,400           --       102,600
  3  Capitol Commons Garage.........................              --        14,428,500           --         1,200
  4  Boston Harbor Garage...........................       6,087,300        54,785,300           --     1,446,200
  5  Milwaukee Center...............................              --         7,798,800           --       289,600
  6  1111 Sansom Street Garage......................       1,476,500                --        6,800            --
  7  15th & Sansom Streets Garage...................         726,400         6,537,600           --        11,300
  8  1602-34 Chancellor Garage......................         735,900         6,622,700           --       441,300
  9  1616 Sansom Street Garage......................         432,900         3,896,200           --        (3,000)
 10  Juniper/Locust Streets Garage..................         574,400         5,169,900           --       242,600
 11  Adams-Wabash Garage............................       2,525,000        22,725,300           --       215,500
 12  601 Tchoupitoulas Garage.......................       1,180,000        10,619,800           --         1,300
 13  Stanwix Garage.................................       1,794,500        16,160,000           --       650,300
 14  Forbes and Allies Garages......................              --        31,250,900           --            --
                                                      --------------   ---------------   ----------   ------------
     Subtotal Parking Facilities....................  $   22,689,800   $   244,382,900   $    6,800   $ 4,051,400
                                                      --------------   ---------------   ----------   ------------
     Management Business -- Furniture, fixtures and
     equipment......................................  $           --   $            --   $       --   $ 7,576,400
                                                      --------------   ---------------   ----------   ------------
     Investment in Real Estate......................  $1,508,340,100   $11,832,381,800   $1,851,000   $341,246,400
                                                      ==============   ===============   ==========   ============


                                                          GROSS AMOUNT CARRIED AT
                                                          CLOSE OF PERIOD 12/31/98
                                                      --------------------------------
                                                                        BUILDING AND                        ACCUMULATED
     DESCRIPTION                                           LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
     -----------                                      --------------   ---------------   ---------------   -------------
     Parking Facilities:
  1  203 North LaSalle Garage.......................  $    3,784,600   $    34,714,000   $    38,498,600   $  (1,295,500)
  2  Theatre District Garage........................       3,372,300        30,429,000        33,801,300      (1,112,300)
  3  Capitol Commons Garage.........................              --        14,429,700        14,429,700        (526,500)
  4  Boston Harbor Garage...........................       6,087,300        56,231,500        62,318,800      (2,251,100)
  5  Milwaukee Center...............................              --         8,088,400         8,088,400        (312,000)
  6  1111 Sansom Street Garage......................       1,483,300                --         1,483,300            (700)
  7  15th & Sansom Streets Garage...................         726,400         6,548,900         7,275,300        (237,300)
  8  1602-34 Chancellor Garage......................         735,900         7,064,000         7,799,900        (240,100)
  9  1616 Sansom Street Garage......................         432,900         3,893,200         4,326,100         (91,900)
 10  Juniper/Locust Streets Garage..................         574,400         5,412,500         5,986,900        (188,800)
 11  Adams-Wabash Garage............................       2,525,000        22,940,800        25,465,800        (784,500)
 12  601 Tchoupitoulas Garage.......................       1,180,000        10,621,100        11,801,100        (342,700)
 13  Stanwix Garage.................................       1,794,500        16,810,300        18,604,800        (462,000)
 14  Forbes and Allies Garages......................              --        31,250,900        31,250,900              --
                                                      --------------   ---------------   ---------------   -------------
     Subtotal Parking Facilities....................  $   22,696,600   $   248,434,300   $   271,130,900   $  (7,845,400)
                                                      --------------   ---------------   ---------------   -------------
     Management Business -- Furniture, fixtures and
     equipment......................................  $           --   $     7,576,400   $     7,576,400   $    (639,600)
                                                      --------------   ---------------   ---------------   -------------
     Investment in Real Estate......................  $1,510,191,100   $12,173,628,200   $13,683,819,300   $(352,258,800)
                                                      ==============   ===============   ===============   =============


                                                        DATE OF             DATE          DEPRECIABLE
     DESCRIPTION                                      CONSTRUCTION        ACQUIRED         LIVES(2)
     -----------                                      ------------   ------------------   -----------
     Parking Facilities:
  1  203 North LaSalle Garage.......................         1985              06/09/95       40
  2  Theatre District Garage........................         1987              06/09/95       40
  3  Capitol Commons Garage.........................         1987              06/29/95       40
  4  Boston Harbor Garage...........................         1972              12/10/96       40
  5  Milwaukee Center...............................         1988              12/18/96       40
  6  1111 Sansom Street Garage......................          N/A              12/27/96       40
  7  15th & Sansom Streets Garage...................    1950/1954              12/27/96       40
  8  1602-34 Chancellor Garage......................    1945/1955              12/27/96       40
  9  1616 Sansom Street Garage......................         1950              12/27/96       40
 10  Juniper/Locust Streets Garage..................    1949/1952              12/27/96       40
 11  Adams-Wabash Garage............................         1990              08/11/97       40
 12  601 Tchoupitoulas Garage.......................         1982              09/03/97       40
 13  Stanwix Garage.................................         1989              11/25/97       40
 14  Forbes and Allies Garages......................         1954              12/17/98       40
     Subtotal Parking Facilities....................
     Management Business -- Furniture, fixtures and
     equipment......................................
     Investment in Real Estate......................

---------------
The initial costs to the Company for certain properties acquired in connection with the Beacon Merger on 12/19/97 have been reallocated as a result of finalizing purchase price allocation based on relative fair value and include adjustments for additional acquisitions costs incurred in 1998.

 (1) The aggregate cost for Federal Income Tax purposes as of December 31, 1998 was approximately $9.7 billion.

 (2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

 (3) The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

 (4) This Property contains 106 residential units in addition to 224,405 square feet of office space.

 (5) These loans are subject to cross default and collateralization provisions.

 (6) This Property contains 161 residential units in addition to 187,573 square feet of office space.

 (7) These loans are subject to cross default and collateralization provisions.

 (8) The Prudential Portfolio consists of six Office Buildings located in Philadelphia, PA, Dallas, TX, and Houston, TX. These Office Buildings were constructed between 1969 and 1984.

 (9) These loans are subject to cross default and collateralization provisions.

(10) These loans are subject to cross default and collateralization provisions.

(11) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(12) During 1998, the Company committed to acquire these properties upon their completion. The costs reflected above include legal and other professional fees incurred in connection with the Company's potential acquisition of these projects. These transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated.

(13) The encumbrance on the 203 North LaSalle Garage is also secured by a first lien on the Theatre District Garage.

A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and for the year ended December 31, 1996 are as follows:

                                                    FOR THE PERIOD    FOR THE PERIOD
                                                         FROM              FROM
                                                     JULY 11, 1997    JANUARY 1, 1997
                                                        THROUGH           THROUGH
                                   DECEMBER 31,      DECEMBER 31,        JULY 10,        DECEMBER 31,
                                       1998              1997              1997              1996
                                   ------------     --------------    ---------------    ------------
Balance, beginning of the
  period........................  $11,041,014,100   $             0   $3,549,707,600    $2,571,851,300
  Additions during period:
     Acquisitions...............    2,556,978,300    10,941,428,100      531,968,000       860,995,000
     Improvements...............      207,093,000        99,586,000       59,511,000       129,485,300
  Deductions during period:
     Properties disposed of.....     (121,266,100)                       (67,193,400)       (9,633,600)
     Write-off of fully
       depreciated assets which
       are not longer in
       service..................                                                   0        (2,990,400)
                                  ---------------   ---------------   --------------    --------------
Balance, end of period..........  $13,683,819,300   $11,041,014,100   $4,073,993,200    $3,549,707,600
                                  ===============   ===============   ==============    ==============

     The changes in accumulated depreciation for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and for the year ended December 31, 1996 are as follows:

                                                    FOR THE PERIOD    FOR THE PERIOD
                                                         FROM              FROM
                                                     JULY 11, 1997    JANUARY 1, 1997
                                                        THROUGH           THROUGH
                                   DECEMBER 31,      DECEMBER 31,        JULY 10,        DECEMBER 31,
                                       1998              1997              1997              1996
                                   ------------     --------------    ---------------    ------------
Balance, beginning of the
  period........................  $   (64,695,100)  $            --   $ (257,893,300)   $ (178,448,600)
  Additions during period:
     Depreciation...............     (291,213,400)      (64,695,100)     (57,379,300)      (82,905,300)
  Deductions during period:
     Properties disposed of.....        3,649,700                --        8,517,200           470,200
     Write-off of fully
       depreciated assets which
       are not longer in
       service..................                                 --               --         2,990,400
                                  ---------------   ---------------   --------------    --------------
Balance, end of period..........  $  (352,258,800)  $   (64,695,100)  $ (306,755,400)   $ (257,893,300)
                                  ===============   ===============   ==============    ==============