Form 10-Q
period 1999-06-30
EOP OPERATING LTD PARTNERSHIP
filed 1999-08-11
CIK 1043866

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13625

                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-4156801
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)
         TWO NORTH RIVERSIDE PLAZA                                 60606
       SUITE 2200, CHICAGO, ILLINOIS                             (Zip Code)
  (Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On July 30, 1999, 288,618,617 of the registrant's Units were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 1999   DECEMBER 31, 1998
(Dollars in thousands, except per unit data) ---------------  -------------   -----------------
                                                               (Unaudited)
ASSETS:
    Investment in real estate...............................  $  13,704,626      $13,349,627
    Developments in process.................................        105,558          268,373
    Land available for development..........................        118,064           65,819
    Accumulated depreciation................................       (515,835)        (352,259)
                                                              -------------      -----------
      Investment in real estate, net of accumulated
         depreciation.......................................     13,412,413       13,331,560
    Cash and cash equivalents...............................         35,917           67,080
    Tenant and other receivables (net of allowance for
      doubtful accounts of $883 and $1,013, respectively)...         40,395           36,193
    Deferred rent receivable................................        118,100           87,115
    Escrow deposits and restricted cash.....................        130,260          159,576
    Investment in unconsolidated joint ventures.............        396,163          378,534
    Deferred financing costs (net of accumulated
      amortization of $10,517 and $6,242, respectively).....         60,002           53,181
    Deferred leasing costs (net of accumulated amortization
      of $15,537 and $9,714, respectively)..................         77,149           65,090
    Prepaid expenses and other assets.......................         69,493           82,962
                                                              -------------      -----------
         Total Assets.......................................  $  14,339,892      $14,261,291
                                                              =============      ===========
LIABILITIES AND PARTNERS' CAPITAL:
    Mortgage debt (including a net premium of $10,674 and
      $13,517, respectively)................................  $   1,842,749      $ 2,350,088
    Unsecured notes (including a net (discount)/premium of
      $(47) and $4,317, respectively).......................      3,654,953        2,459,317
    Lines of credit.........................................        548,000        1,216,000
    Accounts payable and accrued expenses...................        320,791          347,970
    Due to affiliates.......................................          1,328            1,136
    Dividend/distribution payable...........................        110,038            5,080
    Other liabilities.......................................         97,695           93,022
                                                              -------------      -----------
         Total Liabilities..................................      6,575,554        6,472,613
                                                              -------------      -----------
    Commitments and contingencies...........................
    Minority Interests -- partially owned properties........         28,935           28,360
                                                              -------------      -----------
    Preferred Units, 100,000,000 authorized:
      8.98% Series A Cumulative Redeemable Preferred Units,
         liquidation preference $25.00 per unit, 8,000,000
         issued and outstanding.............................        200,000          200,000
      5.25% Series B Convertible, Cumulative Redeemable
         Preferred Units, liquidation preference $50.00 per
         unit, 6,000,000 issued and outstanding.............        300,000          300,000
      8.625% Series C Cumulative Redeemable Preferred Units,
         liquidation preference $25.00 per unit, 4,600,000
         issued and outstanding.............................        115,000          115,000
    General Partners Capital................................        117,773          118,309
    Limited Partners Capital................................      7,002,630        7,027,009
                                                              -------------      -----------
         Total Partners' Capital............................      7,735,403        7,760,318
                                                              -------------      -----------
         Total Liabilities and Partners' Capital............  $  14,339,892      $14,261,291
                                                              =============      ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                       1999           1998
------------------------------------------------------------   ------------   ------------
REVENUES:
     Rental.................................................   $   372,171    $   308,688
     Tenant reimbursements..................................        69,468         55,754
     Parking................................................        28,663         23,393
     Other..................................................         6,886          7,463
     Fee income.............................................         2,045          1,507
     Interest/dividends.....................................         2,046          3,139
                                                               -----------    -----------
          Total revenues....................................       481,279        399,944
                                                               -----------    -----------
EXPENSES:
     Interest:
          Expense incurred..................................       102,920         76,070
          Amortization of deferred financing costs..........         1,426          1,931
     Depreciation...........................................        83,626         68,890
     Amortization...........................................         3,117          1,640
     Real estate taxes......................................        62,237         47,538
     Insurance..............................................         2,359          1,628
     Repairs and maintenance................................        50,463         44,700
     Property operating.....................................        48,333         43,242
     Ground rent............................................         1,548          1,934
     General and administrative.............................        20,714         14,492
                                                               -----------    -----------
          Total expenses....................................       376,743        302,065
                                                               -----------    -----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............       104,536         97,879
Minority Interests -- partially owned properties............          (353)          (498)
Income from investment in unconsolidated joint ventures.....         3,215          1,392
Net gain on sales of real estate............................         8,085             --
                                                               -----------    -----------
Income before extraordinary items...........................       115,483         98,773
Extraordinary items.........................................        (7,135)          (547)
                                                               -----------    -----------
Net income..................................................       108,348         98,226
Preferred distributions.....................................       (10,907)        (8,432)
                                                               -----------    -----------
Net income available for Units..............................   $    97,441    $    89,794
                                                               ===========    ===========
Net income available per weighted average Unit
  outstanding -- Basic......................................   $       .34    $       .32
                                                               ===========    ===========
Weighted average Units outstanding -- Basic.................   288,598,492    280,183,422
                                                               ===========    ===========
Net income available per weighted average Unit
  outstanding -- Diluted....................................   $       .33    $       .32
                                                               ===========    ===========
Weighted average Units outstanding -- Diluted...............   290,946,853    281,200,962
                                                               ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                       1999           1998
------------------------------------------------------------    -----------    -----------
REVENUES:
     Rental.................................................    $   741,310    $   597,901
     Tenant reimbursements..................................        137,627        108,743
     Parking................................................         56,122         44,607
     Other..................................................         12,360         13,640
     Fee income.............................................          3,907          2,664
     Interest/dividends.....................................          5,087          6,209
                                                                -----------    -----------
          Total revenues....................................        956,413        773,764
                                                                -----------    -----------
EXPENSES:
     Interest:
          Expense incurred..................................        207,400        145,954
          Amortization of deferred financing costs..........          2,172          4,076
     Depreciation...........................................        166,538        133,430
     Amortization...........................................          6,018          2,747
     Real estate taxes......................................        124,038         97,572
     Insurance..............................................          4,681          3,871
     Repairs and maintenance................................        101,847         86,677
     Property operating.....................................         96,541         85,215
     Ground rent............................................          3,394          3,572
     General and administrative.............................         38,964         28,440
                                                                -----------    -----------
          Total expenses....................................        751,593        591,554
                                                                -----------    -----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............        204,820        182,210
Minority Interests -- partially owned properties............           (898)        (1,036)
Income from investment in unconsolidated joint ventures.....          5,050          5,026
Net gain on sales of real estate............................          8,085             --
                                                                -----------    -----------
Income before extraordinary items...........................        217,057        186,200
Extraordinary items.........................................        (10,318)        (7,506)
                                                                -----------    -----------
Net income..................................................        206,739        178,694
Preferred distributions.....................................        (21,788)       (14,703)
                                                                -----------    -----------
Net income available for Units..............................    $   184,951    $   163,991
                                                                ===========    ===========
Net income available per weighted average Unit
  outstanding -- Basic......................................    $       .64    $       .59
                                                                ===========    ===========
Weighted average Units outstanding -- Basic.................    288,576,797    279,494,438
                                                                ===========    ===========
Net income available per weighted average Unit
  outstanding -- Diluted....................................    $       .64    $       .58
                                                                ===========    ===========
Weighted average Units outstanding -- Diluted...............    291,190,435    280,613,985
                                                                ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
(DOLLARS IN THOUSANDS)                                            1999          1998
------------------------------------------------------------   -----------   -----------
OPERATING ACTIVITIES:
     Net income before preferred distributions..............   $  206,739    $  178,694
     Adjustments to reconcile net income before preferred
      distributions to net cash provided by operating
      activities:
       Depreciation and amortization........................      174,728       140,253
       Amortization of premiums/discounts on unsecured notes
        and terminated interest rate protection
        agreements..........................................        1,825         1,271
       Compensation related to restricted shares issued to
        employees by the Trust..............................        2,452         1,506
       Income from unconsolidated joint ventures............       (5,050)       (5,026)
       Gain on sales of real estate.........................       (8,085)           --
       Extraordinary items..................................       10,318         7,506
       Provision for doubtful accounts......................          565            10
       Allocation to minority interests.....................          898         1,036
       Changes in assets and liabilities:
          (Increase) decrease in rents receivable...........       (4,767)        1,215
          (Increase) in deferred rent receivables...........      (30,985)      (32,902)
          Decrease in prepaid expenses and other assets.....       13,422         9,876
          (Decrease) in accounts payable and accrued
            expenses........................................      (26,398)       (8,069)
          Increase in due to affiliates.....................          192           192
          Increase in other liabilities.....................        4,869        50,129
                                                               ----------    ----------
          Net cash provided by operating activities.........      340,723       345,691
                                                               ----------    ----------
INVESTING ACTIVITIES:
     Property acquisitions..................................     (119,655)   (1,198,961)
     Payments for capital and tenant improvements...........      (93,787)      (73,782)
     Payments of disposition costs for sales of real
      estate................................................       (1,349)           --
     Distributions from unconsolidated joint ventures.......        7,707        33,737
     Investments in unconsolidated joint ventures...........      (20,286)       (7,363)
     Payments of lease acquisition costs....................      (17,882)      (23,675)
     Decrease (increase) in escrow deposits and restricted
      cash..................................................        4,474        (5,941)
                                                               ----------    ----------
          Net cash (used for) investing activities..........     (240,778)   (1,275,985)
                                                               ----------    ----------

                       EOP OPERATING LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
(DOLLARS IN THOUSANDS)                                            1999          1998
------------------------------------------------------------   -----------   -----------
FINANCING ACTIVITIES:
     Proceeds from Trust related to sale of Common Shares,
      net of offering costs.................................           --        44,009
     Proceeds from exercise of options......................        1,796        14,534
     Conversion of Units....................................           --           (33)
     Distributions to unitholders...........................     (108,379)      (89,790)
     Payment of preferred distributions.....................      (22,007)      (12,697)
     Proceeds from sale of preferred units, net of offering
      costs.................................................           --       289,589
     Payment of offering costs..............................         (558)         (117)
     Distributions to minority interest in partially owned
      properties............................................         (144)         (953)
     Proceeds from mortgage debt............................        3,374         7,214
     Proceeds from unsecured notes..........................    1,195,587     2,279,572
     Proceeds from lines of credit..........................      482,700     1,530,000
     Principal payments on mortgage debt....................     (507,870)       (6,847)
     Principal payments on lines of credit..................   (1,150,700)   (3,241,300)
     Payments of loan costs.................................      (11,341)      (20,712)
     Termination of interest rate protection agreements.....           --       (38,277)
     Prepayment penalties on early extinguishment of debt...      (13,566)           --
                                                               ----------    ----------
       Net cash (used for) provided by financing
        activities..........................................     (131,108)      754,192
                                                               ----------    ----------
     Net (decrease) in cash and cash equivalents............      (31,163)     (176,102)
     Cash and cash equivalents at the beginning of the
      period................................................       67,080       228,853
                                                               ----------    ----------
     Cash and cash equivalents at the end of the period.....   $   35,917    $   52,751
                                                               ==========    ==========
SUPPLEMENTAL INFORMATION:
     Interest paid during the period, including capitalized
      interest of $7,415 and $6,465, respectively...........   $  187,859    $  111,949
                                                               ==========    ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Escrow deposits used for property acquisitions.........   $ (120,798)   $       --
                                                               ==========    ==========
     Escrow deposits provided by property dispositions......   $   95,956    $       --
                                                               ==========    ==========
     Units issued through property acquisition..............   $       --    $      100
                                                               ==========    ==========
     Mortgage loans assumed/promissory notes issued through
      property acquisition..................................   $       --    $   86,053
                                                               ==========    ==========

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

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership, and Equity Office Predecessors. The Company is a subsidiary of the Trust which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the Consolidation of the Equity Office Predecessors and the Trust's IPO. The Company is a fully integrated and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements.

     As of June 30, 1999, the Company owned or had an interest in 284 office properties (the "Office Properties") containing approximately 75.8 million rentable square feet of office space and 20 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 20,506 parking spaces. The weighted average occupancy of the Office Properties at June 30, 1999 was approximately 94.3%. The Office Properties are located in 79 submarkets in 35 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in CBDs and 48% in suburban markets.

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

Unaudited Interim Statements

     The consolidated financial statements of the Company as of and for the three and six months ended June 30, 1999 and 1998 and related footnote disclosures are unaudited. In the opinion of management, such

                       EOP OPERATING LIMITED PARTNERSHIP
financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

Reclassifications

     Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements reported herein. These reclassifications have not changed the 1998 results or partners' capital.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     During the six months ended June 30, 1999, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from working capital and credit facilities.

                                                               RENTABLE
DATE ACQUIRED   PROPERTY                    LOCATION          SQUARE FEET    TOTAL ACQUISITION COST
-------------   --------                    --------          -----------   -------------------------
                                                                            (Dollars in thousands)(1)
1/7/99....      Texas Commerce Tower        Irving, TX           369,134            $ 55,254
1/7/99....      Computer Associates Tower   Irving, TX           360,815              51,294
1/28/99...      City Center Bellevue        Bellevue, WA         472,587             115,915(2)
4/30/99...      517 Marquette Garage        Minneapolis, MN           --              19,159
                                                               ---------            --------
                                            Total              1,202,536            $241,622
                                                               =========            ========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The total acquisition cost includes a vacant land parcel valued at $12.4 million.

     In April 1999, the Company invested approximately $3.0 million in MacArthur Airport Parking Facility, consisting of 2,575 parking spaces, located in Islip, New York. The investment was accounted for as a mortgage note receivable and is included in other assets.

NOTE 4 -- DISPOSITIONS

     During the three months ended June 30, 1999, the Company disposed of the following office properties to unaffiliated parties.

DISPOSAL                                            RENTABLE                                   GAIN/(LOSS)
  DATE    PROPERTY             LOCATION            SQUARE FEET        SALES PRICE                ON SALE
--------  --------             --------            -----------   ----------------------   ----------------------
                                                                 (Dollars in thousands)   (Dollars in thousands)
5/21/99   Atrium Towers        Oklahoma City, OK     155,865            $ 8,600                   $  549
5/21/99   5100 Brookline       Oklahoma City, OK     105,459              4,400                     (738)
6/30/99   215 Fremont Street   San Francisco, CA     265,000             33,500                    6,214
6/30/99   One Columbus         Columbus, OH          407,472             51,500                    2,060
                                                     -------            -------                   ------
                               Total                 933,796            $98,000                   $8,085
                                                     =======            =======                   ======

NOTE 5 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities and a management company. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                       EOP OPERATING LIMITED PARTNERSHIP

(DOLLARS IN THOUSANDS)                                   JUNE 30, 1999    DECEMBER 31, 1998
-------------------------------------------------------  -------------    -----------------
Balance Sheets:
  Real estate, net.....................................    $531,919           $488,997
  Other assets.........................................      83,913             78,623
                                                           --------           --------
          Total Assets.................................    $615,832           $567,620
                                                           ========           ========
  Mortgage debt........................................    $272,869           $243,096
  Other liabilities....................................      18,568             16,059
  Partners' and shareholders' equity...................     324,395            308,465
                                                           --------           --------
          Total Liabilities and Partners' and
            Shareholders' Equity.......................    $615,832           $567,620
                                                           ========           ========
Company's share of equity..............................    $179,542           $159,092
Excess of cost of investments over the net book value
  of underlying net assets, net of accumulated
  depreciation of $8,676 and $5,854, respectively......     216,621            219,442
                                                           --------           --------
Carrying value of investments in unconsolidated
  joint ventures.......................................    $396,163           $378,534
                                                           ========           ========
Company's share of unconsolidated mortgage debt........    $148,654           $124,282
                                                           ========           ========

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                      --------------------    ------------------
(DOLLARS IN THOUSANDS)                                  1999        1998       1999       1998
----------------------------------------------------  --------    --------    -------    -------
Statements of Operations:
  Revenues..........................................  $26,593     $27,574     $51,976    $56,022
                                                      -------     -------     -------    -------
  Expenses:
     Interest expense...............................    4,456       4,403       8,903      8,178
     Depreciation and amortization..................    4,536       4,156       8,639      9,833
     Operating expenses.............................    9,817       9,774      20,424     18,924
                                                      -------     -------     -------    -------
          Total expenses............................   18,809      18,333      37,966     36,935
                                                      -------     -------     -------    -------
  Net income........................................  $ 7,784     $ 9,241     $14,010    $19,087
                                                      =======     =======     =======    =======
  Company's share of net income.....................  $ 3,215     $ 1,392     $ 5,050    $ 5,026
                                                      =======     =======     =======    =======
  Company's share of interest expense...............  $ 2,197     $ 2,219     $ 4,397    $ 4,126
                                                      =======     =======     =======    =======
  Company's share of depreciation and amortization
     (real estate related)..........................  $ 3,647     $ 3,275     $ 7,131    $ 7,216
                                                      =======     =======     =======    =======

NOTE 6 -- MORTGAGE DEBT

     On April 1, 1999, the Company prepaid a $240.0 million mortgage note encumbering ten Office Properties and incurred a prepayment penalty of approximately $13.6 million and wrote-off approximately $6.5 million of mark-to-market premium on the debt. The net amount of $7.1 million represents an extraordinary loss for the three months ended June 30, 1999. The Company used the proceeds from the $1.0 Billion Notes Offering to repay the mortgage note and to pay the prepayment penalty.

NOTE 7 -- UNSECURED NOTES

     On April 19, 1999, the Company issued $200 million of unsecured notes due April 19, 2029 (the "$200 Million Notes") in an offering to institutional investors (the "$200 Million Notes Offering"). The net

                       EOP OPERATING LIMITED PARTNERSHIP
proceeds after discount and offering expenses were approximately $196.6 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility. The $200 Million Notes bear interest at a stated rate of 7.5% per annum and have an effective annual rate of 7.6%.

NOTE 8 -- PARTNERS' CAPITAL

Units

     The following table presents the changes in the Company's issued and outstanding Units since March 31, 1999:

OUTSTANDING AT MARCH 31, 1999...............................  288,562,565
Issued to the Trust related to Common Shares issued for
  share option exercises....................................       70,955
Retirement of restricted Units(1)...........................      (20,000)
                                                              -----------
OUTSTANDING AT JUNE 30, 1999................................  288,613,520
                                                              ===========

---------------

(1) In June 1999, 20,000 restricted Common Shares were retired by the Trust, resulting in the Company's concurrent retirement of 20,000 restricted Units.

     On June 30, 1999, the Trust established a dividend reinvestment plan (the "DRIP") and the direct share purchase plan (the "DSPP"). The DRIP allows the Trust's shareholders to reinvest dividends received into additional Common Shares. The DSPP allows the Trust's shareholders to make direct share purchases from the Trust. The Trust registered 25,000,000 Common Shares with the SEC in connection with the DRIP and DSPP and expects to issue Common Shares under each plan. In the event the Trust issues Common Shares under each plan, the Trust will contribute the proceeds to the Company in exchange for a corresponding number of Units.

Distributions

     The following table summarizes the distributions paid or declared on Units and preferred units during the three months ended June 30, 1999:

                                                    DISTRIBUTION
                                                       AMOUNT       DATE PAID    RECORD DATE
                                                    ------------    ---------    -----------
Units...........................................      $   0.37       7/12/99       6/30/99
Series A Preferred Units........................      $0.56125       6/15/99        6/1/99
Series B Preferred Units........................      $0.65625       5/17/99        5/3/99
Series C Preferred Units........................      $0.53906       6/15/99        6/1/99

                       EOP OPERATING LIMITED PARTNERSHIP

NOTE 9 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                              FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              ---------------------------   ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)      1999           1998           1999           1998
--------------------------------------------  ------------   ------------   ------------   ------------
NUMERATOR:
  Net income available for Units before
     extraordinary items..................    $    104,576   $     90,341   $    195,269   $    171,497
  Extraordinary items.....................          (7,135)          (547)       (10,318)        (7,506)
                                              ------------   ------------   ------------   ------------
  Numerator for basic and diluted earnings
     per Unit - net income available for
     Units................................    $     97,441   $     89,794   $    184,951   $    163,991
                                              ============   ============   ============   ============
DENOMINATOR:
  Denominator for basic earnings per Unit -
     weighted average Units...............     288,598,492    280,183,422    288,576,797    279,494,438
  Effect of dilutive securities:
     Units issuable upon exercise of share
       options and put options............       2,348,361      1,017,540      2,613,638      1,119,547
                                              ------------   ------------   ------------   ------------
  Denominator for diluted earnings per Unit
     - adjusted weighted average Units and
     assumed conversions..................     290,946,853    281,200,962    291,190,435    280,613,985
                                              ============   ============   ============   ============
BASIC EARNINGS AVAILABLE FOR UNITS PER
  WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items...    $        .37   $        .32   $        .68   $        .62
  Extraordinary items.....................            (.03)            --           (.04)          (.03)
                                              ------------   ------------   ------------   ------------
  Net income..............................    $        .34   $        .32   $        .64   $        .59
                                              ============   ============   ============   ============
DILUTED EARNINGS AVAILABLE FOR UNITS PER
  WEIGHTED AVERAGE UNIT:
  Net income before extraordinary items...    $        .36   $        .32   $        .67   $        .61
  Extraordinary items.....................            (.03)            --           (.03)          (.03)
                                              ------------   ------------   ------------   ------------
  Net income..............................    $        .33   $        .32   $        .64   $        .58
                                              ============   ============   ============   ============

                       EOP OPERATING LIMITED PARTNERSHIP

     The following securities were not included in the computation of diluted earnings per Unit since they would have an antidilutive effect:

                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                        WEIGHTED                JUNE 30,                     JUNE 30,
                                    AVERAGE EXERCISE   ---------------------------   -------------------------
ANTIDILUTIVE SECURITIES                  PRICE             1999           1998          1999          1998
-----------------------             ----------------   ------------   ------------   -----------   -----------
Share options.....................      $30.080          3,440,835             --            --            --
Share options.....................      $30.290                 --      2,988,350            --            --
Share options.....................      $30.050                 --             --     3,470,835            --
Share options.....................      $30.380                 --             --            --     2,866,850
Series B Preferred Units..........      $35.700          6,000,000      6,000,000     6,000,000     6,000,000
Warrants..........................      $39.375          5,000,000      5,000,000     5,000,000     5,000,000
                                                        ----------     ----------    ----------    ----------
                                    Total......         14,440,835     13,988,350    14,470,835    13,866,850
                                                        ==========     ==========    ==========    ==========

     Upon exercise of the above antidilutive securities, the Company would issue a corresponding number of Units to the Trust on a one-for-one basis.

NOTE 10 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant, by itself, is material to the Company's business. Information related to this segment for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 is below:

                       EOP OPERATING LIMITED PARTNERSHIP

                                FOR THE THREE MONTHS ENDED JUNE 30, 1999    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                -----------------------------------------   -----------------------------------------
                                   OFFICE      CORPORATE                       OFFICE      CORPORATE
    (DOLLARS IN THOUSANDS)       PROPERTIES    AND OTHER    CONSOLIDATED     PROPERTIES    AND OTHER    CONSOLIDATED
------------------------------  ------------   ----------   -------------   ------------   ----------   -------------
Property Operating Revenues...  $   468,216    $   8,972     $   477,188    $   388,053     $  7,245     $   395,298
Property Operating Expenses...     (161,337)      (2,055)       (163,392)      (135,078)      (2,030)       (137,108)
                                -----------    ---------     -----------    -----------     --------     -----------
  Net operating income........      306,879        6,917         313,796        252,975        5,215         258,190
                                -----------    ---------     -----------    -----------     --------     -----------
Adjustments to arrive at net
  income:
  Other revenues..............          461        3,630           4,091            341        4,305           4,646
  Interest expense(1).........      (31,251)     (71,669)       (102,920)       (35,182)     (40,888)        (76,070)
  Depreciation and
    amortization..............      (84,680)      (3,489)        (88,169)       (69,271)      (3,190)        (72,461)
  Ground rent.................       (1,536)         (12)         (1,548)        (1,921)         (13)         (1,934)
  General and
    administrative............         (289)     (20,425)        (20,714)          (215)     (14,277)        (14,492)
                                -----------    ---------     -----------    -----------     --------     -----------
  Total adjustments to arrive
    at net income.............     (117,295)     (91,965)       (209,260)      (106,248)     (54,063)       (160,311)
                                -----------    ---------     -----------    -----------     --------     -----------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........      189,584      (85,048)        104,536        146,727      (48,848)         97,879
Minority interests............         (395)          42            (353)          (421)         (77)           (498)
Income from investment in
  unconsolidated joint
  ventures....................        2,667          548           3,215            594          798           1,392
Net gain on sales of real
  estate......................        8,085           --           8,085             --           --              --
Extraordinary items...........       (7,135)          --          (7,135)            --         (547)           (547)
                                -----------    ---------     -----------    -----------     --------     -----------
Net income....................  $   192,806    $ (84,458)    $   108,348    $   146,900     $(48,674)    $    98,226
                                ===========    =========     ===========    ===========     ========     ===========
Capital and tenant
  improvements................  $    46,267    $   2,378     $    48,645    $    43,995     $  1,739     $    45,734
                                ===========    =========     ===========    ===========     ========     ===========
Total Assets..................  $13,746,440    $ 593,452     $14,339,892    $12,447,149     $427,985     $12,875,134
                                ===========    =========     ===========    ===========     ========     ===========

                       EOP OPERATING LIMITED PARTNERSHIP

                                FOR THE SIX MONTHS ENDED JUNE 30, 1999   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                --------------------------------------   --------------------------------------
                                  OFFICE      CORPORATE                    OFFICE      CORPORATE
    (DOLLARS IN THOUSANDS)      PROPERTIES    AND OTHER   CONSOLIDATED   PROPERTIES    AND OTHER   CONSOLIDATED
------------------------------  -----------   ---------   ------------   -----------   ---------   ------------
Property Operating Revenues...  $   929,672   $  17,747   $   947,419    $   751,047   $ 13,844    $   764,891
Property Operating Expenses...     (323,087)     (4,020)     (327,107)      (269,491)    (3,844)      (273,335)
                                -----------   ---------   -----------    -----------   --------    -----------
  Net operating income........      606,585      13,727       620,312        481,556     10,000        491,556
                                -----------   ---------   -----------    -----------   --------    -----------
Adjustments to arrive at net
  income:
  Other revenues..............        1,092       7,902         8,994            673      8,200          8,873
  Interest expense(1).........      (68,852)   (138,548)     (207,400)       (69,209)   (76,745)      (145,954)
  Depreciation and
    amortization..............     (168,465)     (6,263)     (174,728)      (133,674)    (6,579)      (140,253)
  Ground rent.................       (3,369)        (25)       (3,394)        (3,547)       (25)        (3,572)
  General and
    administrative............         (449)    (38,515)      (38,964)          (222)   (28,218)       (28,440)
                                -----------   ---------   -----------    -----------   --------    -----------
  Total adjustments to arrive
    at net income.............     (240,043)   (175,449)     (415,492)      (205,979)  (103,367)      (309,346)
                                -----------   ---------   -----------    -----------   --------    -----------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary
  items.......................      366,542    (161,722)      204,820        275,577    (93,367)       182,210
Minority interests............         (705)       (193)         (898)          (889)      (147)        (1,036)
Income from investment in
  unconsolidated joint
  ventures....................        4,416         634         5,050          2,889      2,137          5,026
Net gain on sales of real
  estate......................        8,085          --         8,085             --         --             --
Extraordinary items...........      (10,318)         --       (10,318)            --     (7,506)        (7,506)
                                -----------   ---------   -----------    -----------   --------    -----------
Net income....................  $   368,020   $(161,281)  $   206,739    $   277,577   $(98,883)   $   178,694
                                ===========   =========   ===========    ===========   ========    ===========
Capital and tenant
  improvements................  $    88,078   $   5,709   $    93,787    $    70,472   $  3,310    $    73,782
                                ===========   =========   ===========    ===========   ========    ===========
Total Assets..................  $13,746,440   $ 593,452   $14,339,892    $12,447,149   $427,985    $12,875,134
                                ===========   =========   ===========    ===========   ========    ===========

---------------

(1) Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the risk of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution; management does not anticipate any such non-performance. As of June 30, 1999, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

Environmental

     The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations, and management does not believe it will have such an

                       EOP OPERATING LIMITED PARTNERSHIP
impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

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

Commitments

     In March 1998, the Board of Trustees of the Company approved the purchase of Prominence, an office building development in Atlanta, Georgia, consisting of 425,706 square feet and an 11.88-acre land parcel. This office property and land parcel was acquired on July 13, 1999 for approximately $70.8 million.

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,787 square feet of office space and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 1999, no amounts have been funded pursuant to this agreement.

Contingencies

     At June 30, 1999, the Company has put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties. On August 13, 1999, the WR Holders can require the Company to purchase all or a portion of the 3,435,688 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company shall pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such

                       EOP OPERATING LIMITED PARTNERSHIP
lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sale, will be recorded as a reduction in shareholders' equity. For put options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed by the Company. The Company will not incur any loss on this transaction if the put option is not exercised.

     As of August 5, 1999, the Company and the WR Holders have agreed, subject to documentation, to amend the put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 50% of the Common Shares affected by the put option agreement (a maximum exposure to the Company of $54.1 million when and if this put option is exercised). The Company and the WR Holders also agreed to cancel the put option on the remaining 50% of the affected Common Shares in exchange for the Company's payment to the WR Holders of an amount equal to the excess, if any, of (x) $31.50 over (y) the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999, for each of the remaining 1,717,844 Common Shares affected by the put option agreement.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of (a) September 3, 2000 or (b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of partners' capital. As of June 30, 1999, the CA Holder has not exercised its option to require the Company to purchase the Units.

     In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on the 6,861,166 Units issued at acquisition which is exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

NOTE 12 -- SUBSEQUENT EVENTS

1. In July 1999, the Board of Trustees of the Trust declared a third quarter distribution for the Series B Preferred Units of $0.65625 per unit. The distribution will be paid on August 16, 1999 to holders of record as of August 2, 1999.

2. In July 1999, the Board of Trustees of the Trust declared a third quarter dividend for the Common Shares and Units of $0.42 per Common Share/Unit. The dividend will be paid on October 13, 1999 to holders of record as of September 30, 1999.

3. In July 1999, the Company entered into two forward interest rate hedge agreements with unaffiliated counterparties for a notional amount of $50.0 million each at a forward rate of 5.85% and 5.7925%, respectively, in anticipation of future financing transactions. Both agreements terminate in August 1999 and are referenced to the ten-year U.S. Treasury Note.

4. On August 9, 1999, the Company prepaid the $328 Million Credit Facility with proceeds from the $1.0 Billion Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Developments" and "Year 2000" disclosures, which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of June 30, 1999. Among the factors about which the Company has made assumptions are the following:

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or increased levels.

     -  Prevailing interest rates.

     -  The extent of any inflation on operating expenses.

     - The Company's ability to reduce various expenses as a percentage of revenues.

     - The Company's continuing ability to pay amounts due to its noteholders and preferred unitholders prior to any distribution to holders of its common Units.

     -  The cost to complete and lease-up pending developments.

     -  The continued availability of the $1.0 Billion Credit Facility.

     During the six months ended June 30, 1999, the Company acquired three Office Properties containing approximately 1.2 million square feet and one Parking Facility for approximately $241.6 million. The Company also sold four Office Properties for approximately $98.0 million. In addition, the Company issued the $1.0 Billion Notes in three tranches with an effective interest rate of 6.8% per annum and issued the $200 Million Notes with an effective interest rate of 7.6% per annum.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the consolidated financial statements of the Company as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since December 31, 1997:

                                                   OFFICE PROPERTIES
                                                ------------------------   PARKING FACILITIES
                                                            TOTAL SQUARE   ------------------
                                                BUILDINGS       FEET       GARAGES    SPACES
                                                ---------   ------------   --------   -------
  Properties owned as of:
  December 31, 1997..........................      258       65,291,790       17      16,749
     Acquisitions............................       28       10,425,595        2       1,310
     Developments placed in service..........        3          257,528       --          --
     Dispositions............................       (5)        (986,391)      --          --
     Building remeasurements.................       --          112,205       --          --
                                                   ---       ----------       --      ------
  December 31, 1998..........................      284       75,100,727       19      18,059
     Acquisitions............................        3        1,202,536        2       3,164
     Developments placed in service..........        1          150,181
     Dispositions............................       (4)        (668,796)      --          --
     Building remeasurements.................       --           24,012       --          42
     Reclassifications(1)....................       --               --       (1)       (759)
                                                   ---       ----------       --      ------
  June 30, 1999 ("Total Portfolio")..........      284       75,808,660       20      20,506
                                                   ===       ==========       ==      ======

---------------

(1) The 601 Tchoupitoulas garage was previously considered a stand-alone garage and included in the number of parking facilities owned by the Company. Effective with the second quarter of 1999, this garage is no longer considered a stand-alone parking facility.

     As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period-to-period. Therefore the Company does not believe its period to period financial data are comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO JUNE 30, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 249 Office Properties and 16 Parking Facilities acquired or placed in service prior to April 1, 1998.

                                                   TOTAL PORTFOLIO                              CORE PORTFOLIO
                                      ------------------------------------------   -----------------------------------------
                                                            INCREASE/       %                            INCREASE/      %
       (DOLLARS IN THOUSANDS)           1999       1998     (DECREASE)   CHANGE      1999       1998     (DECREASE)   CHANGE
------------------------------------  --------   --------   ----------   -------   --------   --------   ----------   ------
Property revenues...................  $477,188   $395,298    $81,890       20.7%   $391,086   $375,151    $15,935       4.2%
Fee income..........................     2,045      1,507        538       35.7          --         --         --        --
Interest/dividend income............     2,046      3,139     (1,093)     (34.8)        439        343         96      28.0
                                      --------   --------    -------     -------   --------   --------    -------     -----
        Total revenues..............   481,279    399,944     81,335       20.3     391,525    375,494     16,031       4.3
                                      --------   --------    -------     -------   --------   --------    -------     -----
Interest expense....................   102,920     76,070     26,850       35.3      29,133     37,906     (8,773)    (23.1)
Depreciation and amortization.......    88,169     72,461     15,708       21.7      73,219     66,805      6,414       9.6
Property operating expenses.........   163,392    137,108     26,284       19.2     134,238    129,999      4,239       3.3
Ground rent.........................     1,548      1,934       (386)     (20.0)      1,448      1,844       (396)    (21.5)
General and administrative..........    20,714     14,492      6,222       42.9         393        277        116      41.9
                                      --------   --------    -------     -------   --------   --------    -------     -----
        Total expenses..............   376,743    302,065     74,678       24.7     238,431    236,831      1,600       0.7
                                      --------   --------    -------     -------   --------   --------    -------     -----
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain on sales of real estate
  and extraordinary items...........   104,536     97,879      6,657        6.8     153,094    138,663     14,431      10.4
Minority interests..................      (353)      (498)       145      (29.1)       (349)      (492)       143     (29.1)
Income from investment in
  unconsolidated joint ventures.....     3,215      1,392      1,823      131.0       2,945        808      2,137     264.5
Net gain on sales of real estate....     8,085         --      8,085         --          --         --         --        --
Extraordinary items.................    (7,135)      (547)    (6,588)    1,204.4     (7,135)        --     (7,135)       --
                                      --------   --------    -------     -------   --------   --------    -------     -----
Net income..........................  $108,348   $ 98,226    $10,122       10.3%   $148,555   $138,979    $ 9,576       6.9%
                                      ========   ========    =======     =======   ========   ========    =======     =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $313,796   $258,190    $55,606       21.5%   $256,848   $245,152    $11,696       4.8%
                                      ========   ========    =======     =======   ========   ========    =======     =====

Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 94.5% at April 1, 1998 to 95.1% as of June 30, 1999. This increase represents approximately .4 million square feet of additional occupancy in the Core Portfolio between April 1, 1998 and June 30, 1999.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $3.1 million and $5.2 million for the three months ended June 30, 1999 and 1998, respectively, substantially all of which is related to the Core Portfolio (included in the "other revenue" category on the consolidated statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property Revenues for the Total Portfolio include straight-line rent adjustments of approximately $15.2 million and $15.6 million for the three months ended June 30, 1999 and 1998, respectively. Property Revenues for the Core Portfolio include straight-line rent adjustments of approximately $11.4 million and $15.1 million for the three months ended June 30, 1999 and 1998, respectively.

Interest Expense

     Interest expense increased for the Total Portfolio as a result of having more debt outstanding during the three months ended June 30, 1999 than in the three months ended June 30, 1998. The increase in total debt and the related increase in interest expense were directly attributable to property acquisitions. The Company's total debt as a percentage of total assets increased from approximately 38.4% at June 30, 1998 to 42.2% at June 30, 1999, and the Company's interest coverage ratio decreased from approximately 3.2 times in 1998 to 2.9 times in 1999. The weighted average interest rate on the Company's debt decreased from approximately 7.1% at June 30, 1998 to approximately 7.0% at June 30, 1999. The decrease in interest expense in the Core Portfolio is primarily due to the replacement of secured debt with unsecured debt which is not allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense for the Total Portfolio increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Depreciation and amortization expense for the Core Portfolio increased as a result of capital and tenant improvements made to the Properties.

Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased slightly for the Core Portfolio primarily due to an increase in real estate tax expense.

General and Administrative Expenses

     General and administrative expenses increased due to the size of the Company's portfolio increasing and additional expenses associated with being a public company. During 1999, the Company made significant investments in its information systems, including the hiring of additional personnel, and also established a real estate services group. In addition, the Company incurred severance costs relating to the resignation of an employee. While general and administrative expenses will continue to increase should the size of the Company's portfolio continue to increase, it is anticipated that the Company will realize economies of scale with future growth, should it occur.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO JUNE 30, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 248 Office Properties and 16 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                                   TOTAL PORTFOLIO                             CORE PORTFOLIO
                                      -----------------------------------------   -----------------------------------------
                                                            INCREASE/      %                            INCREASE/      %
(DOLLARS IN THOUSANDS)                  1999       1998     (DECREASE)   CHANGE     1999       1998     (DECREASE)   CHANGE
------------------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues...................  $947,419   $764,891    $182,528     23.9%   $761,501   $725,936    $ 35,565      4.9%
Fee income..........................     3,907      2,664       1,243     46.7          --         --          --       --
Interest/dividend income............     5,087      6,209      (1,122)   (18.1)        968        703         265     37.7
                                      --------   --------    --------    -----    --------   --------    --------    -----
        Total revenues..............   956,413    773,764     182,649     23.6     762,469    726,639      35,830      4.9
                                      --------   --------    --------    -----    --------   --------    --------    -----
Interest expense....................   207,400    145,954      61,446     42.1      64,181     75,280     (11,099)   (14.7)
Depreciation and amortization.......   174,728    140,253      34,475     24.6     142,046    129,858      12,188      9.4
Property operating expenses.........   327,107    273,335      53,772     19.7     263,494    260,261       3,233      1.2
Ground rent.........................     3,394      3,572        (178)    (5.0)      3,041      3,469        (428)   (12.3)
General and administrative..........    38,964     28,440      10,524     37.0         529        284         245     86.3
                                      --------   --------    --------    -----    --------   --------    --------    -----
        Total expenses..............   751,593    591,554     160,039     27.1     473,291    469,152       4,139      0.9
                                      --------   --------    --------    -----    --------   --------    --------    -----
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain on sales of real estate
  and extraordinary items...........   204,820    182,210      22,610     12.4     289,178    257,487      31,691     12.3
Minority interests..................      (898)    (1,036)        138    (13.3)       (889)    (1,023)        134    (13.1)
Income from investment in
  unconsolidated joint ventures.....     5,050      5,026          24      0.5       5,103      3,391       1,712     50.5
Net gain on sales of real estate....     8,085         --       8,085       --          --         --          --       --
Extraordinary items.................   (10,318)    (7,506)     (2,812)    37.5      (9,527)        --      (9,527)      --
                                      --------   --------    --------    -----    --------   --------    --------    -----
Net income..........................  $206,739   $178,694    $ 28,045     15.7%   $283,865   $259,855    $ 24,010      9.2%
                                      ========   ========    ========    =====    ========   ========    ========    =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $620,312   $491,556    $128,756     26.2%   $498,007   $465,675    $ 32,332      6.9%
                                      ========   ========    ========    =====    ========   ========    ========    =====

Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 93.9% at January 1, 1998 to 95.1% as of June 30, 1999. This increase represents approximately .9 million square feet of additional occupancy in the Core Portfolio between January 1, 1998 and June 30, 1999.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $5.3 million and $8.1 million for the six months ended June 30, 1999 and 1998, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $5.1 million and $8.1 million for the six months ended June 30, 1999 and 1998, respectively (included in the "other revenue" category on the consolidated statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property Revenues for the Total Portfolio include straight-line rent adjustments of approximately $31.8 million and $32.7 million for the six months ended June 30, 1999 and 1998, respectively. Property

Revenues for the Core Portfolio include straight-line rent adjustments of approximately $24.3 million and $31.5 million for the six months ended June 30, 1999 and 1998, respectively.

Interest Expense

     Interest expense increased for the Total Portfolio as a result of having more debt outstanding during the six months ended June 30, 1999 than in the six months ended June 30, 1998. The increase in total debt and the related increase in interest expense were directly attributable to property acquisitions. The Company's total debt as a percentage of total assets increased from approximately 38.4% at June 30, 1998 to 42.2% at June 30, 1999, and the Company's interest coverage ratio decreased from approximately 3.2 times in 1998 to 2.9 times in 1999. The weighted average interest rate on the Company's debt decreased from approximately 7.1% at June 30, 1998 to approximately 7.0% at June 30, 1999. The decrease in interest expense in the Core Portfolio is primarily due to the replacement of secured debt with unsecured debt which is not allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense for the Total Portfolio increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Depreciation and amortization expense for the Core Portfolio increased as a result of capital and tenant improvements made to the Properties.

Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased slightly for the Core Portfolio primarily due to an increase in real estate tax expense.

General and Administrative Expenses

     General and administrative expenses increased due to the size of the Company's portfolio increasing and additional expenses associated with being a public company. During 1999, the Company made significant investments in its information systems, including the hiring of additional personnel, and also established a real estate services group. In addition, the Company incurred severance costs relating to the resignation of an employee. While general and administrative expenses will continue to increase should the size of the Company's portfolio continue to increase, it is anticipated that the Company will realize economies of scale with future growth, should it occur.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three and six months ended June 30, 1999 and 1998 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO JUNE 30, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to April 1, 1998.

                                                  TOTAL PORTFOLIO                          CORE PORTFOLIO
                                       --------------------------------------   -------------------------------------
                                                         INCREASE/       %                        INCREASE/      %
       (DOLLARS IN THOUSANDS)           1999     1998    (DECREASE)   CHANGE     1999     1998    (DECREASE)   CHANGE
-------------------------------------  ------   ------   ----------   -------   ------   ------   ----------   ------
Property revenues....................  $8,972   $7,245     $1,727       23.8%   $7,961   $7,245     $  716        9.9%
Interest/dividend income.............      93        4         89     2,225.0       38        4         34      850.0
                                       ------   ------     ------     -------   ------   ------     ------     ------
        Total revenues...............   9,065    7,249      1,816       25.0     7,999    7,249        750       10.3
                                       ------   ------     ------     -------   ------   ------     ------     ------
Interest expense.....................     748    1,372       (624)     (45.5)      706    1,372       (666)     (48.5)
Depreciation and amortization........   1,910    1,336        574       43.0     1,426    1,336         90        6.7
Property operating expenses..........   2,055    2,030         25        1.2     1,982    2,030        (48)      (2.4)
Ground rent..........................      13       13         --         --        13       13         --         --
General and administrative...........     149       92         57       62.0       148       92         56       60.9
                                       ------   ------     ------     -------   ------   ------     ------     ------
        Total expenses...............   4,875    4,843         32        0.7     4,275    4,843       (568)     (11.7)
                                       ------   ------     ------     -------   ------   ------     ------     ------
Income before allocation to minority
  interests and income from
  investment in unconsolidated joint
  ventures...........................   4,190    2,406      1,784       74.1     3,724    2,406      1,318       54.8
Minority interests...................      42      (75)       117     (156.0)       42      (75)       117     (156.0)
Income from investment in
  unconsolidated joint ventures......     359      430        (71)     (16.5)      359      430        (71)     (16.5)
                                       ------   ------     ------     -------   ------   ------     ------     ------
Net income...........................  $4,591   $2,761     $1,830       66.3%   $4,125   $2,761     $1,364       49.4%
                                       ======   ======     ======     =======   ======   ======     ======     ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense..........  $6,917   $5,215     $1,702       32.6%   $5,979   $5,215     $  764       14.7%
                                       ======   ======     ======     =======   ======   ======     ======     ======

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO JUNE 30, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to January 1, 1998.

                                                          TOTAL PORTFOLIO                           CORE PORTFOLIO
                                              ---------------------------------------   ---------------------------------------
                                                                  INCREASE/      %                          INCREASE/      %
(DOLLARS IN THOUSANDS)                         1999      1998     (DECREASE)   CHANGE    1999      1998     (DECREASE)   CHANGE
--------------------------------------------  -------   -------   ----------   ------   -------   -------   ----------   ------
Property revenues...........................  $17,747   $13,844    $ 3,903      28.2%   $15,826   $13,844    $ 1,982      14.3%
Interest/dividend income....................       96        37         59     159.5         41        37          4      10.8
                                              -------   -------    -------     -----    -------   -------    -------     -----
        Total revenues......................   17,843    13,881      3,962      28.5     15,867    13,881      1,986      14.3
                                              -------   -------    -------     -----    -------   -------    -------     -----
Interest expense............................    1,676     2,740     (1,064)    (38.8)     1,592     2,740     (1,148)    (41.9)
Depreciation and amortization...............    3,293     2,672        621      23.2      2,809     2,672        137       5.1
Property operating expenses.................    4,020     3,844        176       4.6      3,929     3,844         85       2.2
Ground rent.................................       25        26         (1)     (3.8)        25        26         (1)     (3.8)
General and administrative..................      125        92         33      35.9        124        92         32      34.8
                                              -------   -------    -------     -----    -------   -------    -------     -----
        Total expenses......................    9,139     9,374       (235)     (2.5)     8,479     9,374       (895)     (9.5)
                                              -------   -------    -------     -----    -------   -------    -------     -----
Income before allocation to minority
  interests and income from investment in
  unconsolidated joint ventures.............    8,704     4,507      4,197      93.1      7,388     4,507      2,881      63.9
Minority interests..........................     (193)     (144)       (49)     34.0       (193)     (144)       (49)     34.0
Income from investment in unconsolidated
  joint ventures............................      768     1,111       (343)    (30.9)       768     1,111       (343)    (30.9)
                                              -------   -------    -------     -----    -------   -------    -------     -----
Net income..................................  $ 9,279   $ 5,474    $ 3,805      69.5%   $ 7,963   $ 5,474    $ 2,489      45.5%
                                              =======   =======    =======     =====    =======   =======    =======     =====
Property revenues less property operating
  expenses before depreciation and
  amortization, general and administrative,
  ground rent and interest expense..........  $13,727   $10,000    $ 3,727      37.3%   $11,897   $10,000    $ 1,897      19.0%
                                              =======   =======    =======     =====    =======   =======    =======     =====

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. The Company has established annual distribution rates as follows: $1.48 per annum per Unit, 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit, 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit and 8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit. In July 1999, the Company increased its annual distribution rate for Units to $1.68 effective third quarter 1999.

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under the $1.0 Billion Credit Facility. The Company also expects that the $1.0 Billion Credit Facility will be a source of cash for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at June 30, 1999 and December 31, 1998, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $3.9 million and $2.7 million) of approximately $10.6 million and $17.8 million, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain of the Company's acquisitions, and issuance of unsecured notes.

(DOLLARS IN THOUSANDS)                                         JUNE 30, 1999   DECEMBER 31, 1998
------------------------------------------------------------   -------------   -----------------
DEBT SUMMARY:
BALANCE
  Fixed rate................................................    $5,423,942        $4,739,018
  Variable rate.............................................       621,760         1,286,387
                                                                ----------        ----------
          Total.............................................    $6,045,702        $6,025,405
                                                                ==========        ==========
PERCENT OF TOTAL DEBT:
  Fixed rate................................................          89.7%             78.7%
  Variable rate.............................................          10.3%             21.3%
                                                                ----------        ----------
          Total.............................................         100.0%            100.0%
                                                                ==========        ==========
EFFECTIVE INTEREST RATE AT END OF PERIOD:
  Fixed rate................................................           7.2%              7.3%
  Variable rate.............................................           5.9%              6.4%
                                                                ----------        ----------
          Effective interest rate...........................           7.0%              7.1%
                                                                ==========        ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

     As of June 30, 1999, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $148.7 million) consisted of approximately $1.8 billion of fixed rate debt with an effective interest rate of approximately 7.6% and $73.8 million of variable rate debt based on various spreads over LIBOR. The Company's mortgage debt at June 30, 1999 will mature as follows:

Dollars in thousands
--------------------------------------------------------------------------
1999........................................................    $   11,679
2000........................................................       186,399
2001........................................................       198,088
2002........................................................        75,111
2003........................................................       186,565
Thereafter..................................................     1,174,233
                                                                ----------
Subtotal....................................................     1,832,075
Net premium (net of accumulated amortization of $4.1
  million)..................................................        10,674
                                                                ----------
          Total.............................................    $1,842,749
                                                                ==========

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

CREDIT FACILITIES

Line of Credit

     The $1.0 Billion Credit Facility matures on May 29, 2001. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points in respect to the entire facility, payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The amount outstanding on the $1.0 Billion Credit Facility as of July 30, 1999 was approximately $60.8 million.

Term Loan Facilities

     The $328 Million Credit Facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date and matures on August 15, 2000. On August 9, 1999, the Company prepaid the $328 Million Credit Facility with proceeds from the $1.0 Billion Credit Facility.

     The $200 Million Credit Facility bears interest at either a money market rate or LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum, at the Company's option. As of June 30, 1999, the Company elected the money market rate which equated to 5.8%. The interest rate may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes as of June 30, 1999:

TRANCHE                                         AMOUNT            STATED RATE    EFFECTIVE RATE(1)
-------                                 ----------------------    -----------    -----------------
                                        (Dollars in thousands)
3 Year Notes due 2002(2)............          $  200,000              6.4%              6.6%
4 Year MOPPRS due 2002(3)...........             250,000              6.4%              6.3%
5 Year Notes due 2003...............             300,000              6.4%              6.8%
5 Year Notes due 2004(2)............             300,000              6.5%              6.7%
6 Year Notes due 2004...............             250,000              6.5%              6.7%
7 Year Notes due 2004...............              30,000              7.2%              7.3%
7 Year Notes due 2005...............             400,000              6.6%              7.0%
8 Year Notes due 2005...............              50,000              7.4%              7.7%
9 Year Notes due 2006...............              50,000              7.4%              7.7%
9 Year Notes due 2007(4)............             300,000              6.8%              6.8%
10 Year Notes due 2007..............              50,000              7.4%              7.7%
10 Year Notes due 2008..............             300,000              6.8%              7.0%
10 Year Notes due 2009(2)...........             500,000              6.8%              6.9%
20 Year Notes due 2018..............             250,000              7.3%              7.6%
30 Year Notes due 2028..............             225,000              7.3%              7.3%
30 Year Notes due 2029(5)...........             200,000              7.5%              7.6%
                                              ----------             ----              ----
          Subtotal..................          $3,655,000              6.8%              7.0%
                                              ==========             ====              ====

---------------

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

EQUITY SECURITIES

     During the three months ended June 30, 1999, the Trust issued 70,955 Common Shares as a result of share options exercised and, as a result, the Company issued a corresponding number of Units to the Trust. There were also 33,862 Units redeemed into Common Shares on a one-for-one basis. In addition, the Trust retired 20,000 restricted Common Shares and, as a result, the Company retired a corresponding number of Units.

CAPITAL IMPROVEMENTS

     The Company takes capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the two following years are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the six months ended June 30, 1999 were approximately $12.9 million or $0.17 per square foot. These amounts exclude capital and tenant improvements of approximately $45.8 million for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the six months ended June 30, 1999. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

Number of Office Properties.................................    284
Rentable square feet (in millions)..........................   75.8
Capital Expenditures per square foot........................  $0.08

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the six months ended June 30, 1999. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                              FOR THE SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                            JUNE 30, 1999(1)
------------------------------------------------------------  ------------------------
Number of Office Properties.................................              284
Rentable square feet (in millions)..........................             75.8
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................          $10,587
  Per square foot improved..................................          $ 18.51
  Per total square foot.....................................          $  0.28
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................          $14,938
  Per square foot improved..................................          $  6.93
  Per total square foot.....................................          $  0.39
Retenanted space:
  Amounts (in thousands)....................................          $22,750
  Per square foot improved..................................          $ 13.47
  Per total square foot.....................................          $  0.60
                                                                      -------
Total non-revenue enhancing (in thousands)..................          $37,688
Per square foot improved....................................          $  9.80
Per total square foot.......................................          $  0.99

---------------

(1) The per square foot calculations as of June 30, 1999 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the six months ended June 30, 1999, divided by the total square footage being improved or total building square footage. The actual amounts incurred for the six months ended June 30, 1999 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                       (Dollars in thousands)
--------------------------------------------------------------------
Revenue enhancing........................................    $ 9,920
Non-revenue enhancing renewal............................    $11,579
Non-revenue enhancing retenanted.........................    $18,118

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the credit facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. During the second quarter of 1999, the Company acquired 517 Marquette Garage and Metropoint II received its Certificate of Occupancy. As a result, the properties are now considered operational and are no longer disclosed in the table below. In addition, two properties previously classified as "Other Projects" totaling $39.9 million were reclassified as land held available for development based on their current status. As of June 30, 1999, the Company had incurred approximately $107.3 million of costs in connection with the Properties being developed. The Properties under development as of June 30, 1999 are as follows:

                                                                                     ESTIMATED
                                                                                     RENTABLE                       TOTAL
                                                      ESTIMATED PLACE IN   PERCENT    SQUARE                      ESTIMATED
PROPERTY                           LOCATION            SERVICE DATE(A)     LEASED     FOOTAGE    COSTS INCURRED   COSTS(A)
--------                           --------           ------------------   -------   ---------   --------------   ---------
                                                                                                   (Dollars in thousands)
Reston Town Center Garage          Reston, VA              4Q/1999           N/A           (b)      $  6,334      $ 13,000
150 California                     San Francisco, CA       1Q/2000            0%      201,554         26,625        66,000
John Marshall III                  McLean, VA              1Q/2000          100%      180,000         31,446        48,000
Riverside Center                   Newton, MA              2Q/2000            0%      494,710         42,157       112,000
                                                                                      -------       --------      --------
        Total                                                                         876,264       $106,562(c)   $239,000
                                                                                      =======       ========      ========

     In addition, the Company has entered into agreements to acquire the following properties upon completion:

                                                                                     ESTIMATED
                                                                                     RENTABLE                       TOTAL
                                                      ESTIMATED PLACE IN   PERCENT    SQUARE                      ESTIMATED
PROPERTY                           LOCATION            SERVICE DATE (A)    LEASED     FOOTAGE    COSTS INCURRED   COSTS (A)
--------                           --------           ------------------   -------   ---------   --------------   ---------
                                                                                                   (Dollars in thousands)
Prominence (d)                     Atlanta, GA             3Q/1999           16%      425,706       $    709      $ 87,000
World Trade Center (e)             Seattle, WA             1Q/2000          100%      186,787             58        39,000
                                                                                      -------       --------      --------
        Total                                                                         612,493       $    767      $126,000
                                                                                      =======       ========      ========

     The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition, the Company has entered into separate joint ventures to develop the following properties:

                                                                                     ESTIMATED
                                                                                     RENTABLE                       TOTAL
                                                      ESTIMATED PLACE IN   PERCENT    SQUARE                      ESTIMATED
PROPERTY                           LOCATION            SERVICE DATE (A)    LEASED     FOOTAGE    COSTS INCURRED   COSTS (A)
--------                           --------           ------------------   -------   ---------   --------------   ---------
                                                                                                   (Dollars in thousands)
Sunset North Corporate Campus (f)  Bellevue, WA            4Q/1999           53%      460,663       $ 54,056      $ 81,000
Three Bellevue Center (g)          Bellevue, WA            2Q/2000            0%      471,635         15,000        72,000
                                                                                      -------       --------      --------
        Total                                                                         932,298       $ 69,056      $153,000
                                                                                      =======       ========      ========

---------------

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

(c) Includes $1,771 related to deferred leasing costs. Deferred leasing costs are classified separately on the Company's balance sheet.

(d) The estimated cost of this property excludes a vacant land parcel valued at approximately $7.0 million. The property was acquired on July 13, 1999 and is currently undergoing lease up.

(e) The Company expects to acquire this property upon full occupancy in 2000.

(f) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's share of the development loan. The total cost of the project including the joint venture partner's share is approximately $101 million of which $68 million will be funded by a development loan. The Company's share of the development loan outstanding at June 30, 1999 is approximately $28.4 million.

(g) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which up to $60 million will be funded by a development loan. The Company's share of the development loan outstanding at June 30, 1999 is approximately $.3 million.

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

- The Company's ability to accurately determine its Y2K readiness on a cost-effective basis.

- The availability of personnel and systems as required to correct any Y2K problems known to the Company.

- The continued availability of such personnel and systems on a commercially reasonable basis throughout 1999.

THE YEAR 2000 PROGRAM

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases during 1998 and the remainder of 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE -- ASSESSING THE COMPANY'S Y2K READINESS

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems and applications (collectively referred to as "systems") that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. For the most part, the initial step of identifying potentially problematic systems has been completed by the Company's Information Systems department, building engineers and third party consultants through a combination of physical inspections and informational interviews with Company employees.

     After identifying systems that could have a potential Y2K problem, the second step of Phase I was to attempt to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who have been contacted through standard form letters and telephone calls requesting information. In many cases, information was also available on vendor and manufacturer web sites. Even if a particular system has been represented to be Y2K ready or compliant, the Company, in many cases, will not consider the system to be Y2K ready until after the Company has confirmed the system's readiness by independent validation testing. The Company currently plans to perform, or has already performed, validation testing for: (i) all Building Management Systems (described below); and (ii) except in limited circumstances where testing is not practical, all information systems (described below) whose failure could have a catastrophic effect on the daily operation of the Company. A standard questionnaire has been developed for the purpose of assessing the need to perform validation testing on information systems whose failure could have a significant adverse effect on the daily operation of any of the Company's departments. Based on the results of the questionnaire, the Company will decide, on a case-by-case basis, whether to perform validation testing with respect to specific systems that have received a criticality rating of significant or minimal. In addition to examining the Company's systems for Y2K readiness, the Company continues to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

BUILDING MANAGEMENT SYSTEMS

     The Company has identified six categories of building management systems in which it has the most exposure to potential Y2K problems. These categories include:

-   Building automation (e.g. energy management, HVAC)

-   Security card access

-   Fire and life safety

-   Elevator

-   Garage revenue control

-   Telephone

     Prior to January 1999, the Company completed a preliminary Y2K readiness study of the building management systems outlined above at each of the Company's Properties. Based upon this study, the Company will upgrade or replace specific building management systems that were represented not to be Year 2000 ready or compliant. The estimated cost of such upgrades and replacements is described in the Phase Two summary that follows. It is possible that independent testing of the building management systems may reveal the need for additional upgrades and replacements. As of July 20, 1999, the Company has completed validation testing for approximately 63% of the building management systems. It should be noted that the garage revenue control systems for the Equity Capital Holdings parking garages are being inventoried, assessed and tested separate from the building management systems for the remainder of the Company. The inventory and assessment phase for these systems is currently scheduled to be completed in the third quarter of 1999. Validation testing is currently scheduled to be completed in November, 1999.

INFORMATION SYSTEMS

     The Company's information systems falls into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

ACCOUNTING AND PROPERTY MANAGEMENT

     Management believes that it has determined the Company's exposure with respect to the Company's accounting and property management software (MRI). Testing of the MRI software and installation of Y2K upgrades has been completed, bringing that system to full Y2K readiness.

     The Company is actively preparing to replace the general ledger (GL) component of the MRI system during third quarter of 1999 to a new JD Edwards implementation. The software is certified by the vendor to be fully Y2K compliant and is known to have successfully been tested for Y2K compliance by other companies that use it. Management is therefore currently reviewing whether additional Y2K testing is warranted. Accounts Payable and Property Management modules of the JD Edwards software are currently being prepared for future implementation. Those modules within MRI will continue to be used until such replacement occurs.

NETWORK OPERATING SYSTEMS

     Management believes that the network operating systems on its servers are currently approximately 75% Y2K ready. The servers that are not currently Y2K ready require a software patch that is being acquired from the software manufacturer. Upgrades of the Company's network operating systems are expected to be installed by September, 1999, bringing the network operating systems on its servers into full year 2000 readiness. Management believes that testing of this new software is not necessary, as it has already been proven in the industry to be Y2K compliant.

DESKTOP SOFTWARE

     Management believes that all of the Company's desktop systems and software applications have been reviewed. Management has identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready the Company's desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, the Company currently intends to install Windows NT and Microsoft Office 97 on all field and home office desktop systems. It is currently anticipated that all field installations will be completed by the end of November, 1999. The Company does not intend to install Windows NT and Microsoft Office 97 in the corporate office until the first and second quarters of 2000. As such, a software patch will be installed to upgrade the Windows95 operating system currently used in the corporate office and to install Microsoft Office 97 software.

     The Company's time frame for EO 2000 is expected to be as follows:

-   Systems (hardware and software) testing for Y2K readiness -- Complete

-   Install updated software that will also provide Y2K readiness -- In Progress

-   Complete installation/full Y2K readiness at Company Properties -- November
    1999

-   Complete installation of software patches at corporate office -- November
     1999

SECONDARY INFORMATION SYSTEMS

     The Company's "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, forecasting modeling software, and all types of internally developed software, such as the Company's budget program and tenant-services system. The Company has retained a third party consultant to assist in identifying and assessing the readiness of its information systems, including the secondary systems. As mentioned above, the Company currently plans to test a number of the systems, including secondary systems, that were represented by the vendors or manufacturers to be Year 2000 ready or compliant. With limited expectations, all systems that received a criticality rating of catastrophic will be (or have been) tested. The need to test systems receiving a criticality rating of significant or minimal will be determined based on the results of questionnaires to be completed by an end user of each individual system.

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

PHASE TWO -- DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

     Based upon the preliminary studies that were completed in January 1999, the Company has budgeted approximately $7.4 million for the upgrade and replacement of building management systems having potential Y2K related problems. This amount equates to an average of approximately $.10 per rentable square foot at each of the Company's Properties and does not include any costs to upgrade or replace garage revenue control systems in the Equity Capital Holdings parking garages. The Company currently estimates that it will spend approximately $350,000 for the testing, validation and remediation of the Equity Capital Holdings parking garage revenue control systems. An estimate of costs to upgrade or replace any of the garage revenue control systems will be prepared following the completion of the Year 2000 assessment for such systems. It is management's belief that, with respect to the Company's Office Properties, a large part of the cost of bringing the building management systems into compliance will be considered to be reimbursable to the Company under most tenant leases or is being incurred as part of a broader initiative to improve building operating systems.

     The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. The Company is still in the process of completing Phases One and Two of the Program with respect to Information Systems. Approximately $.3 million was spent in Phase I to identify information systems that could have potential Y2K problems and to obtain information from the vendors and manufacturers of such systems concerning Y2K readiness. The Company currently projects that it will cost approximately $.65 million to complete testing, validation and remediation of all corporate and desktop information systems.

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

FAILURE OF BUILDING MANAGEMENT SYSTEMS

     Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that most building management systems can be operated in a manual or by-pass mode, thereby negating the Y2K problem until it can be corrected. Also, each of the Company's Properties has, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one Property should have no effect on other Properties. In addition, based upon the study results received to date, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000.

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

THE Y2K PROBLEMS OF THE COMPANY'S VENDORS

     The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of the Company's manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations. The Company has received a Year 2000 Readiness Disclosure from its transfer agent, Equiserve, indicating that it is on track with all of its system readiness and testing, as well as its development of contingency plans.

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

PHASE FOUR -- DEVELOPING CONTINGENCY PLANS

     A Y2K Operating Contingency Plan template and Y2K Systems Contingency Plan template have been completed and distributed to all of the Company Properties. The Operating Contingency Plan addresses a variety of issues involved with the operation of the Company Properties, including a plan for communicating with the Company's tenants pre-millennium and post-millennium. The Systems Contingency Plan focuses on a potential failure of building management systems. Based upon the templates, the Company's office building managers and engineers will develop building specific contingency plans. Such plans are currently scheduled to be completed by October 22, 1999. Upon completion, the individual building plans will be subject to review and approval by each Regional Vice President of Management and Regional Engineer. In certain instances (e.g. third party operated garages), contingency plans will be prepared by the third party managers for review and approval by the Company. The determination of whether or not to develop contingency plans for specific information systems will be made on a case-by-case basis based upon the criticality rating of the individual system (i.e. catastrophic, significant or minimal), the results of the standard questionnaire referred to above and the likelihood that a contingency plan could be successfully implemented.

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

     The following table reflects the calculation of the Company's Funds from Operations for the three months ended June 30, 1999 and 1998 on a historical basis:

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                  (DOLLARS IN THOUSANDS)                         1999           1998
-----------------------------------------------------------   -----------   -------------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items.............    $ 104,536     $    97,879
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties......................................         (353)           (498)
  Income from investment in unconsolidated joint
     ventures..............................................        3,215           1,392
  Depreciation and amortization (real estate related)......       90,143          73,592
  Net amortization of discount/premium on mortgage debt....           77             257
  Preferred distributions..................................      (10,907)         (8,432)
                                                               ---------     -----------
Funds from Operations(1)...................................      186,711         164,190
  Less deferred rental revenue.............................      (15,233)        (15,601)
  Plus deferred rental expense.............................          463             751
                                                               ---------     -----------
Adjusted Funds from Operations.............................    $ 171,941     $   149,340
                                                               =========     ===========
Cash Flow Provided By (Used For):
  Operating Activities.....................................    $ 237,811     $   234,926
  Investing Activities.....................................    $ (86,845)    $(1,005,038)
  Financing Activities.....................................    $(157,015)    $   811,182
Ratio of earnings to combined fixed charges and preferred
  share distributions......................................          1.8             2.0

     The following table reflects the calculation of the Company's Funds from Operations for the six months ended June 30, 1999 and 1998 on a historical basis:

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                  (DOLLARS IN THOUSANDS)                         1999          1998
-----------------------------------------------------------   ----------   ------------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items.............   $ 204,820    $   182,210
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties......................................        (898)        (1,036)
  Income from investment in unconsolidated joint
     ventures..............................................       5,050          5,026
  Depreciation and amortization (real estate related)......     179,231        142,998
  Net amortization of discount/premium on mortgage debt....        (376)           531
  Preferred distributions..................................     (21,788)       (14,703)
                                                              ---------    -----------
Funds from Operations (1)..................................     366,039        315,026
  Less deferred rental revenue.............................     (31,773)       (32,720)
  Plus deferred rental expense.............................       1,116          1,306
                                                              ---------    -----------
Adjusted Funds from Operations.............................   $ 335,382    $   283,612
                                                              =========    ===========
Cash Flow Provided By (Used For):
  Operating Activities.....................................   $ 340,723    $   345,691
  Investing Activities.....................................   $(240,778)   $(1,275,985)
  Financing Activities.....................................   $(131,108)   $   754,192
Ratio of earnings to combined fixed charges and preferred
  share distributions......................................         1.7            2.0

---------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 1998, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1998, except as provided below.

     In July 1999, the Company entered into two forward interest rate hedge agreements with unaffiliated counterparties for a notional amount of $50 million each at a forward rate of 5.85% and 5.7925%, respectively, in anticipation of future financing transactions. Both agreements terminate in August 1999 and are referenced to the ten-year U.S. Treasury Note. Upon settlement of the agreements, the Company may have to pay monies to, or receive monies from, the counterparties depending on the referenced ten-year U.S. Treasury Note on the settlement date. If the ten-year U.S. Treasury Notes are 10% lower than the forward rate of the agreements, the Company would have to pay approximately $4.4 million to the counterparties. If the ten-year U.S. Treasury Notes are 10% higher than the forward rate of the agreements, the Company would receive approximately $4.4 million from the counterparties. As of August 3, 1999, the market value of the agreements is approximately $.9 million.

     At June 30, 1999, the Company has put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties. On August 13, 1999, the WR Holders can require the Company to purchase all or a portion of the 3,435,688 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales will be recorded as a reduction in shareholders' equity. For put options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed by the Company. The Company will not incur any loss on this transaction if the put option is not exercised.

     As of August 5, 1999, the Company and the WR Holders have agreed, subject to documentation, to amend the put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 50% of the Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Company and the WR Holders also agreed to cancel the put option on the remaining 50% of the affected Common Shares in exchange for the Company's payment to the WR Holders of an amount equal to the excess, if any of (x) $31.50 over (y) the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999, for each of the remaining 1,717,844 Common Shares affected by the put option agreement.

     As a result of this amendment, the Company's cash flows could decrease by up to $5.2 million if, prior to August 13, 2000, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $54.1 million if the WR Holders exercise their rights under the put option agreement on August 13, 2000 (or August 13, 2001, if extended at the option of the WR Holders). There will be no impact on cash flows from this transaction if the put option is not exercised.

     Although the Company anticipates full execution of the documentation confirming the aforesaid amendment on or before August 13, 1999, in the event this does not occur, the maximum amount that the Company's cash flows would decrease is approximately $108.2 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K:

          - A report on Form 8-K, dated April 13, 1999 containing Item 5.