Form 10-K
period 1999-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2000-03-29
CIK 1043866

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

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1999 or

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from           to

                        COMMISSION FILE NUMBER: 1-13625

                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-4156801
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)                                     60606
         TWO NORTH RIVERSIDE PLAZA,                             (Zip Code)
        SUITE 2100, CHICAGO, ILLINOIS
  (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Units held by non-affiliates of the registrant as of March 1, 2000 was $6,600,295,958.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    14
Item 3.    Legal Proceedings...........................................    25
Item 4.    Submission of Matters to a Vote of Security Holders.........    25

PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................    25
Item 6.    Selected Financial Data.....................................    26
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    29
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    50
Item 8.    Financial Statements........................................    51
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    91

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........    91
Item 11.   Executive Compensation......................................    94
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    99
Item 13.   Certain Relationships and Related Transactions..............   100

PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   104

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     As used herein, the terms "we," "us," "our," "EOP Partnership" "Operating Partnership" or the "Company" refer to EOP Operating Limited Partnership, a Delaware limited partnership, individually or together with its subsidiaries and predecessors. Together with our sole managing general partner, Equity Office Properties Trust, a Maryland real estate investment trust ("Equity Office" or the "Trust"), we were formed to continue and expand the national office property business organized by Mr. Samuel Zell, the Chairman of the Board of Equity Office, and to complete the consolidation of our predecessors. We are a fully integrated, self-managed real estate company engaged in acquiring, owning, managing and leasing office properties and parking facilities.

     As of December 31, 1999, we owned or had an interest in 294 office properties containing approximately 77.0 million rentable square feet of office space (the "Office Properties") and owned 20 stand-alone parking facilities containing approximately 20,506 parking spaces (the "Parking Facilities" and, together with the Office Properties, The "Properties"). The weighted average occupancy for the Office Properties at December 31, 1999 was approximately 93.7%. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets.

     Equity Office has elected to be taxed as a real estate investment trust, or "REIT", for federal income tax purposes. To facilitate maintenance of Equity Office's qualification as a REIT for federal income tax purposes, we generally conduct the management of properties that are not wholly owned by us and our subsidiaries and certain other business activities through taxable corporations in which we own substantially all of the equity but little or no voting stock. We refer to these corporations as our "noncontrolled subsidiaries."

     Our executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1999, we invested approximately $12.9 billion, averaging $2.2 billion annually for the five years ended December 31, 1999, calculated on a cost basis, in acquisitions of institutional quality office properties and parking facilities throughout the United States. During the year ended December 31, 1999, we completed six acquisition transactions in which we acquired ten office properties, containing an aggregate of approximately 1.9 million square feet of rentable space and one parking facility containing 589 spaces. The aggregate consideration we paid for these acquisitions during 1999 was approximately $393.2 million, comprised of $315.5 million in cash, $24.5 million in units of limited partnership interest in EOP Partnership and $53.2 million in assumed liabilities.

       PROPOSED ACQUISITION OF CORNERSTONE PROPERTIES LIMITED PARTNERSHIP

     On February 11, 2000, Equity Office, EOP Partnership, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into Equity Office and Cornerstone Partnership will merge with and into EOP Partnership. The total merger consideration will be approximately $4.6 billion, including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Equity Office common shares and EOP Partnership units. Cornerstone common stockholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or 0.7009 of an Equity Office common share based on a prevailing transaction price of $25.68125 per Equity Office common share, subject to proration. Cornerstone's convertible preferred stockholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 units of EOP Partner-ship, plus any accrued but unpaid distributions. We intend to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending our existing line of credit.

     The merger is expected to be completed in the third quarter of 2000 and is subject to the approval of Equity Office shareholders and Cornerstone stockholders and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the merger is completed, we will own approximately 380 office properties consisting of approximately 95.5 million square feet.

                          RECENT FINANCING TRANSACTION

     On March 21, 2000, EOP Partnership issued $500 million in unsecured notes due March 2006. The $500 million notes have a fixed coupon rate of approximately 8.4% per annum and an effective rate of approximately 8.5% per annum. We received net proceeds of approximately $496.2 million, which were used to paydown our line of credit.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. We intend to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants across the United States. We have historically supplemented this strategy through our ownership of Parking Facilities and intend, in the future, to supplement further this strategy through Access, a strategic business service unit that provides office space customers access to business products and services.

     INTERNAL GROWTH.  We believe that our future internal growth will come from
(a) lease up of vacant space, (b) tenant roll-over at increased rents where market conditions permit, (c) repositioning of certain properties which have not yet achieved stabilization, (d) ancillary revenues generated from providing business products and services to tenants through Access, (e) reduction of various expenses as a percentage of revenues, and (f) capital market efficiencies.

     As of December 31, 1999, 4.9 million rentable square feet of our office property space was vacant. During the period from December 31, 1999 through December 31, 2004, 5,364 leases for 44.8 million rentable square feet of space are scheduled to expire. As of December 31, 1999, the average rent for this space was $24.55 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     We own various undeveloped land on which office space could be developed, assuming our receipt of all necessary permits and licenses. Our policy is to develop land only when market conditions warrant. Although we may develop certain properties ourselves, a portion of this activity may be conducted with joint venture partners.

     EXTERNAL GROWTH. Assuming that capital is available to us on reasonable terms, we expect to actively pursue, over the long term, acquisitions of additional office properties. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for our equity or debt securities. Such acquisitions may be customary real estate transactions, joint ventures, and/or mergers or other business combinations.

                                   EMPLOYEES

     As of December 31, 1999, we had approximately 1,733 employees providing in-house expertise in:

     - property management
     - real estate services
     - leasing
     - finance
     - tax
     - acquisition
     - development
     - disposition
     - marketing
     - accounting
     - information systems
     - law

     Our five most senior executives have an average tenure of 9.5 years with us or our affiliates and an average of 21 years experience in the real estate industry.

                 EXECUTIVE AND SENIOR OFFICERS OF EQUITY OFFICE

     The following executive and senior officers of Equity Office currently hold the offices indicated.

NAME                     AGE                           OFFICE HELD
-----------------------  ---   ------------------------------------------------------------
Timothy H. Callahan....  49    President and Chief Executive Officer
Richard D. Kincaid.....  38    Executive Vice President and Chief Financial Officer
Michael A. Steele......  53    Executive Vice President -- Real Estate Operations and Chief
                               Operating Officer
Stanley M. Stevens.....  51    Executive Vice President, Chief Legal Counsel and Secretary
David A. Helfand.......  35    Executive Vice President -- New Business Development
Peter H. Adams.........  53    Senior Vice President -- Pacific Region
Stephen M. Briggs......  41    Senior Vice President -- Financial Reporting and Accounting
Sybil J. Ellis.........  46    Senior Vice President -- Real Estate Investments
Maureen O. Fear........  43    Senior Vice President -- Treasurer
Debra L. Ferruzzi......  39    Senior Vice President and Executive Advisor
Frank Frankini.........  45    Senior Vice President -- Design & Construction
Peter D. Johnston......  43    Senior Vice President -- Southwest Region
Kim J. Koehn...........  44    Senior Vice President -- West Region
Frances P. Lewis.......  46    Senior Vice President -- Corporate Communications
Anita A. Loch..........  52    Senior Vice President -- Human Resources
Gregory S. Mancuso.....  42    Senior Vice President -- Information Systems
Diane M. Morefield.....  41    Senior Vice President -- Investor Relations
Christopher P. Mundy...  38    Senior Vice President -- Northeast Region
David H. Naus..........  44    Senior Vice President -- Real Estate Investments
Arvid J. Povilaitis....  39    Senior Vice President -- Central Region
John C. Schneider......  41    Senior Vice President -- Legal and Associate General Counsel
                               for Property Operations
Mark E. Scully.........  41    Senior Vice President -- Southeast Region
Michael E. Sheinkop....  37    Senior Vice President -- Real Estate Services

     Timothy H. Callahan has been a trustee, Chief Executive Officer and President of Equity Office since October 1996. Mr. Callahan served on the Board of Managers and was the Chief Executive Officer of Equity Office Holdings, L.L.C ("EOH"), and Equity Office Properties, L.L.C. ("EOP LLC"), predecessors of the Company, from August 1996 until October 1997. Mr. Callahan was Executive Vice President and Chief

Financial Officer of Equity Group Investments, Inc. ("EGI"), an owner, manager and financier of real estate and corporate investments, from January 1995 until August 1996, was Executive Vice President of EGI from November 1994 through January 1995 and was Senior Vice President of EGI from July 1992 until November 1994. Mr. Callahan was Vice President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, in Youngstown, Ohio, from July 1988 until July 1992. Mr. Callahan was employed by Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of Equity Office since March 1997 and was Senior Vice President and Chief Financial Officer of the Company from October 1996 until March 1997. Mr. Kincaid was Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997. Mr. Kincaid was Senior Vice President of EGI from February 1995 until July 1995. Mr. Kincaid was Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995. Mr. Kincaid was Senior Vice
President -- Finance for EGI from December 1993 until July 1994. Mr. Kincaid was Vice President -- Finance for EGI from August 1990 until December 1993. Mr. Kincaid was Vice President for Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Michael A. Steele has been Executive Vice President -- Real Estate Operations and Chief Operating Officer for Equity Office since March 1998 and was Executive Vice President -- Real Estate Operations of the Company from October 1996 until February 1998. Mr. Steele was President and Chief Operating Officer of EOP LLC from July 1995 until October 1997. Mr. Steele was Executive Vice President of EOH from July 1995 until October 1997. Mr. Steele was President and Chief Operating Officer of Equity Office Properties, Inc., a subsidiary of EGI which provided real estate property management services ("EOP, Inc."), from November 1993 through October 1995. Mr. Steele was President and Chief Executive Officer of First Office Management, a former division of Equity Property Management, Inc., that provided real estate property management services ("FOM"), from June 1992 until October 1993. Mr. Steele was Senior Vice President and regional director for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from April 1987 until June 1992.

     Stanley M. Stevens has been Executive Vice President, Chief Legal Counsel and Secretary of the Equity Office since October 1996. Mr. Stevens was Executive Vice President and General Counsel of EOH from September 1996 until October 1997. Mr. Stevens was a vice president of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois, from December 1993 until September 1996. Mr. Stevens was a partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

     David A. Helfand has been Executive Vice President -- New Business Development of Equity Office since February 2000 and was its Senior Vice President -- New Business Development from July 1998 to February 2000. Mr. Helfand was Managing Director of Equity International Properties, Ltd. from December 1997 until July 1998. Mr. Helfand was Chief Executive Officer of Manufactured Home Communities, Inc. from August 1996 until December 1997 and was President of Manufactured Home Communities, Inc. from January 1995 until July 1996. From December 1992 until February 1995, Mr. Helfand was Chief Financial Officer and from March 1994 until January 1995, he was Vice President of Manufactured Home Communities, Inc. Since May 1995, Mr. Helfand has been a member of the Board of Directors of Manufactured Home Communities, Inc.

     Peter H. Adams has been Senior Vice President -- Pacific Region of Equity Office since March 1998 and was Regional Vice President -- Pacific Region of the Company from March 1997 until February 1998. Mr. Adams was Vice President
-- Group Manager of EOH from July 1994 until July 1995, and Vice
President -- Regional Manager from July 1995 until March 1997. Mr. Adams was President of Adams Equities, a private real estate consulting firm, from 1990 to 1994.

     Stephen M. Briggs has been Senior Vice President -- Accounting and Financial Reporting of Equity Office since April 1999. Mr. Briggs was Vice President -- Accounting and Financial Reporting of the Company from July 1997 until March 1999. Mr. Briggs was Vice President -- Financial Accounting of EOP, Inc. from November 1993 until July 1997.

     Sybil J. Ellis has been Senior Vice President -- Real Estate Investments of Equity Office since December 1999. Ms. Ellis was Senior Vice
President -- Acquisitions of the Company from March 1997 until December 1999. Ms. Ellis was Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOP, Inc. from July 1994 through July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994. Ms. Ellis was Vice
President -- Acquisitions of EAM from March 1990 until October 1993.

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

     Anita A. Loch has been Senior Vice President -- Human Resources of Equity Office since January 1999. Ms. Loch was Vice President of Human Resources of Moore Corporation, Ltd., a manufacturer, seller and distributor of business communication products, from 1997 until December 1998. From 1992 until 1997, Ms. Loch was Vice President of Human Resources of Continental Can Europe, White Cap, Inc. Division.

     Gregory S. Mancuso has been Senior Vice President -- Information Systems of Equity Office since October 1998. Mr. Mancuso was Senior Vice President, Business Systems Integration Group of ERE Yarmouth, an international real estate consulting company, from 1997 until September 1998. Mr. Mancuso was Senior Vice President/CIO of The Yarmouth Group, Inc., from 1994 until 1997, and was Senior Vice President of The Yarmouth Group, Inc. from 1991 until 1994. Mr. Mancuso held various positions at The Yarmouth Group, Inc. from 1982 through 1997.

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

     David H. Naus has been Senior Vice President -- Real Estate Investments of Equity Office since December 1999. Mr. Naus was Senior Vice
President -- Acquisitions of the Company from March 1997 until December 1999. Mr. Naus was Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997. Mr. Naus was Vice President -- Acquisitions of EOH from July 1995 until December 1995. Mr. Naus was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995. Mr. Naus was Vice
President -- Acquisitions of EAM from November 1992 until November 1993. Mr. Naus was Vice President of EAM from October 1988 until November 1992.

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

     John C. Schneider has been Senior Vice President -- Legal and Associate General Counsel for Property Operations of Equity Office since July 1998. From January 1997 until June 1998, Mr. Schneider was a Vice President of the Company. From January 1994 until December 1996, Mr. Schneider was a vice president of Rosenberg & Liebentritt, P.C.

     Mark E. Scully has been Senior Vice President -- Southeast Region of Equity Office since March 1998 and was Regional Vice President for the Southeast Region from March 1997 until February 1998. Mr. Scully was Vice President -- Regional Leasing Director of EOH from January 1995 until February 1997. Mr. Scully was Regional Leasing Director of EOH from September 1991 until December 1994.

     Michael E. Sheinkop has been Senior Vice President -- Real Estate Services of the Company since January 1999 and was Senior Vice President -- Portfolio Management of the Company from November 1997 until December 1998. Mr. Sheinkop was Senior Vice President -- Divisional Manager of EOH from March 1997 until October 1997 and for the Company from March 1997 through December 1997. Mr. Sheinkop was Senior Vice President -- Asset Management of EOH from December 1995 until February 1997. Mr. Sheinkop was Vice President -- Asset Management of EOH from July 1995 until December 1995. Mr. Sheinkop was Vice President -- Asset Management of EOP, Inc. from November 1993 until July 1995. Mr. Sheinkop was Vice President of EAM from March 1990 until November 1993.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material to investors who purchase or own our units of limited partnership interest. Our units of limited partnership interest are redeemable on a one-for-one basis for Equity Office common shares or their cash equivalent, at the election of Equity Office. We refer to our units as our "securities" and the investors who own units as our "securityholders."

     WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS. We have grown rapidly since Equity Office's initial public offering in July 1997. As of December 31, 1999, we owned interests in 294 office properties containing 77.0 million square feet. On a square footage basis, our office portfolio grew by 139%, from the time of our initial public offering in July 1997 through the end of 1999. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders and the market value of our securities may decline.

     OUR PERFORMANCE AND SECURITIES VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY. If we do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. As a real estate company, we are susceptible to the following real estate industry risks:

     - downturns in the national, regional and local economic conditions where our properties are located;

     - local conditions such as an oversupply of office properties or a reduction in demand for office properties;

     - the attractiveness of our properties to tenants;

     - competition from other available office properties;

     - changes in market rental rates and the need to periodically repair, renovate and relet space;

     - our ability to collect rent from tenants; and

     - our ability to pay for adequate maintenance, insurance and other operating costs, including real estate taxes that may increase over time as markets stabilize, and that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms or less favorable than the market has anticipated in the valuation of our securities. From now through December 31, 2004, leases will expire on a total of 62% of the currently occupied rentable square feet at our properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon a renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

     NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to actively acquire office properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position.

     COMPETITION FOR ACQUISITIONS COULD RESULT IN INCREASED PRICES FOR PROPERTIES. We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for office properties.

     BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our securityholders. In addition, our ability to realize the full economic value from the sale of some of our assets may be limited by potential adverse tax consequences to us or to Equity Office or by agreements that we have entered into in connection with the acquisition of some of our properties that may limit our ability to sell our assets.

     SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. There are, however, some types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property.

     We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject, however, to coverage limitations. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future.

     WE DO NOT CONTROL THE DECISIONS OF JOINT VENTURES OR PARTNERSHIPS IN WHICH WE HOLD LESS THAN A CONTROLLING INTEREST. We from time to time invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that are not present with assets in which we own a controlling interest, including the possibility that our co-venturers or partners might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. There is no limitation under our organizational documents as to the amount of available funds that we may invest in joint ventures or partnerships.

     SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to our securityholders.

     WE ARE OBLIGATED TO COMPLY WITH FINANCIAL COVENANTS IN OUR DEBT THAT COULD RESTRICT OUR RANGE OF OPERATING ACTIVITIES. The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our credit facility contains customary requirements to, and restrictions and other limitations on our ability to incur debt, including debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt. These covenants will reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot continue to satisfy them.

     OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our debt to market capitalization ratio, which we calculate as total debt as a percentage of total debt plus the value of our preferred units and the market value of our units, was approximately 43.3% as of December 31, 1999. Our leverage could have important consequences to our securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW. Advances under our credit facility bear interest at a variable rate based upon LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as we determine to be appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to our securityholders.

     WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES. To facilitate maintenance of Equity Office's REIT qualification, we have "noncontrolled subsidiaries" that provide management and other services for properties that we do not wholly own. While we generally own at least 95% of the economic interest in the noncontrolled subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell or in the case of Real State Insurance Corporation and Equity Business Centers Corp., key officers of Equity Office. Therefore, we do not control the timing or amount of distributions, the management, business policies, or operation of the noncontrolled subsidiaries. As of December 31, 1999, we had seven active noncontrolled subsidiaries, including:

     - Equity Office Properties Management Corp. and Beacon Property Management Corporation, referred to as the "management companies," which manage several properties that we do not wholly own;

     - Beacon Construction Company, Inc., which provides third-party construction services;

     - Beacon Design Corp., which holds a partnership interest in the Riverside development project;

     - EOP Office Company, which owns a noncontrolling interest in Wright Runstad Associates Limited Partnership, a provider of third-party development and management services;

     - Real State Insurance Corporation which provides risk management and insurance services for our properties and whose voting stock is owned directly or indirectly by Tim Callahan, Michael Steele, Richard Kincaid, Stanley Stevens and David Helfand; and

     - Equity Business Centers Corp., whose voting stock is owned directly or indirectly by Tim Callahan, Michael Steele, Richard Kincaid and Stanley Stevens, which owns an interest in Regus Equity Business Centers Corp., which operates business centers in our properties.

     MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES AND SOME OF THE PROPERTIES WHICH WE MANAGE BUT DO NOT OWN. The management companies provide property management services and asset management services to several properties, some of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees received from these properties are at current market rates, we cannot assure our securityholders that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the management companies.

     MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of Equity Office's initial public offering, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies. Mr. Zell's continued involvement in other investment activities could result in competition for us as well as management decisions which might not reflect the interests of our securityholders. Mr. Zell's noncompetition agreement does not apply to activities outside the United States.

     ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at that property. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

     - the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination;

     - these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

     - even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     - third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos:

     - properly manage and maintain the asbestos;

     - notify and train those who may come into contact with asbestos; and

     - undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.
These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

     These environmental assessments have not revealed any environmental liabilities at the properties that would require us to make payments of amounts material to our business, nor are we aware of any material environmental liability. A number of the office properties contain asbestos, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled so as to cause the release of asbestos fibers. We are currently properly managing and maintaining all of the asbestos and are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

     For a few of our properties, the environmental assessments note potential offsite sources of contamination such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from some prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability for us.

     WE ARE DEPENDENT ON KEY PERSONNEL. We depend on the efforts of Mr. Zell and Equity Office's executive officers, particularly Mr. Callahan. If they were to resign, our operations could be adversely affected. Equity Office does not have employment agreements with Mr. Zell or any of its executive officers.

     CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD REQUIRE US TO MAKE SUBSTANTIAL PAYMENTS. The properties which we acquired in our formation and in our 1997 merger with Beacon Properties L.P. were acquired subject to liabilities and without any recourse with respect to unknown liabilities. In addition, we have acquired numerous other properties where we have only limited recourse with respect to unknown liabilities. As a result, if liabilities were asserted against us based upon any of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow and our ability to service debt and make distributions to our securityholders. Unknown liabilities with respect to properties acquired might include:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - unasserted claims of tenants, vendors or other persons dealing with the former owners of the properties;

     - liabilities incurred in the ordinary course of business; and

     - claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH. To qualify as a REIT, Equity Office must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. For taxable years beginning after December 31, 2000, this REIT distribution requirement will be 90%. Our partnership agreement generally requires us to distribute substantially all of our net cash revenues each quarter and to make reasonable efforts to distribute to Equity Office enough cash for it to meet the 95% distribution requirement. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. Therefore, we will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

     EQUITY OFFICE INTENDS TO QUALIFY AS A REIT, BUT WE CANNOT GUARANTEE THAT IT WILL QUALIFY. We believe that Equity Office has qualified for taxation as a REIT for federal income tax purposes since 1997. Equity Office plans to continue to meet the requirements for taxation as a REIT, but we cannot guarantee that it will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that Equity Office is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of Equity Office's gross income must come from sources that are itemized in the REIT tax laws. It is also required to distribute to shareholders at least 95% of its REIT taxable income, excluding capital gains. For taxable years beginning after December 31, 2000, this REIT distribution requirement will be 90%. The fact that Equity Office holds its assets through us and our subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize Equity Office's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for Equity Office to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize Equity Office's REIT status.

     If Equity Office failed to qualify as a REIT, Equity Office would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted relief under statutory provisions, Equity Office would remain disqualified as a REIT for the four years following the year it first failed to qualify. If Equity Office failed to qualify as a REIT, it would have to pay significant income taxes. This would likely have a significant adverse effect on the value of its securities. In addition, Equity Office would no longer be required to make any distributions to its shareholders, but we would still be required to distribute quarterly substantially all of our net cash revenues to our securityholders, including Equity Office.

     EQUITY OFFICE PAYS SOME TAXES. Even if Equity Office qualifies as a REIT, it may still be required to pay some federal, state and local taxes on its income and property. In addition, any net taxable income earned directly by the noncontrolled subsidiaries is subject to federal, state and local corporate tax. We expect that some or all of the noncontrolled subsidiaries will elect, under recently enacted REIT tax laws, to be treated as "taxable REIT subsidiaries" after December 31, 2000. A taxable REIT subsidiary will be a fully taxable corporation and will be limited in its ability to deduct interest payments made to us. In addition, Equity Office will be subject to a 100% penalty tax on its share of some payments that we receive if the economic arrangements between Equity Office, us, our tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

     WE INTEND TO QUALIFY AS A PARTNERSHIP, BUT CANNOT GUARANTEE THAT WE WILL QUALIFY. We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as a corporation for federal income tax purposes if we are a "publicly traded partnership," unless at least 90% of our income is qualifying income as defined in the tax code. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that we would meet this qualifying income test, but cannot guarantee that we would. If we were to be taxed as a corporation, we would incur substantial tax liabilities, Equity Office would fail to qualify as a REIT for tax purposes and Equity Office's and our ability to raise additional capital would be impaired.

ITEM 2.  PROPERTIES

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the Financial Statements set forth in Item 8.

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1999, the Company owned or had an interest in 294 Office Properties containing approximately 77.0 million rentable square feet of office space and owned 20 stand-alone Parking Facilities containing approximately 20,506 parking spaces. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in CBDs and 48% in suburban markets. As of December 31, 1999, the Office Properties were, on a weighted average basis, 93.7% occupied by a total of 6,347 tenants, with no single tenant accounting for more than 1.6% of the Company's aggregate annualized rent (except for the U.S. General Services Administration, which accounted for 3.2% of annualized rent).

All property data is as of December 31, 1999.

OFFICE PROPERTIES BY REGION

                                                   PERCENT
                                                  OF TOTAL                             PERCENT OF              ANNUALIZED
                                   APPROXIMATE    PORTFOLIO               ANNUALIZED   PORTFOLIO    NUMBER        RENT
                       NUMBER OF    RENTABLE      RENTABLE     PERCENT       RENT      ANNUALIZED     OF      PER OCCUPIED
                       BUILDINGS   SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)      RENT      LEASES   SQUARE FOOT(a)
                       ---------   -----------   -----------   --------   ----------   ----------   ------   --------------
Central..............      30      12,932,307       16.8%       96.1%     $  301,135      16.8%     1,166        $24,22
Northeast............      89      21,099,721       27.4%       97.3%        629,982      35.1%     1,446        $30.68
Southeast............      49       8,618,522       11.2%       90.4%        151,550       8.4%       621        $19.45
Southwest............      34      11,599,431       15.1%       91.6%        204,946      11.4%     1,152        $19.28
West.................      42      12,428,878       16.1%       92.1%        256,365      14.3%     1,248        $22.41
Pacific..............      50      10,336,751       13.4%       90.2%        249,541      13.9%       714        $26.77
                          ---      ----------      ------       -----     ----------     ------     -----        ------
  Portfolio Total/
     Weighted Aver-
     age.............     294      77,015,610      100.0%       93.7%     $1,793,519     100.0%     6,347        $24.86
                          ===      ==========      ======       =====     ==========     ======     =====        ======

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1999, for the 12 months ending December 31, 2000, are approximately $7.0 million.

OFFICE PROPERTY STATISTICS

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(a)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       1      1992           1,010,520             1.3%            99.7%    $   25,184       1.4%
   200 West Adams..............       1      1985/1996        677,222             0.9%            87.9%        13,471       0.8%
   30 N. LaSalle Street(b).....       1      1974/1990        925,950             1.2%            99.6%        20,826       1.2%
   One North Franklin..........       1      1991             617,592             0.8%            97.4%        14,840       0.8%
 Lake County
   Tri-State International.....       5      1986             546,263             0.7%            96.5%        12,575       0.7%
 O'Hare
   Presidents Plaza............       4      1980-1982        815,604             1.1%            98.4%        17,810       1.0%
   1700 Higgins................       1      1986             133,876             0.2%            95.8%         2,401       0.1%
 Oak Brook
   AT&T Plaza..................       1      1984             224,847             0.3%            96.9%         5,148       0.3%
   Oakbrook Terrace Tower......       1      1988             772,928             1.0%            91.8%        17,519       1.0%
   Westbrook Corporate
    Center.....................       5      1985-1996      1,107,372             1.4%            93.8%        28,653       1.6%
 West Loop
   10 & 30 S. Wacker (d).......       2      1983-1987      2,003,288             2.6%            97.2%        65,849       3.7%
   101 N. Wacker...............       1      1980/1990        575,294             0.7%            98.7%        13,364       0.7%
   Civic Opera House...........       1      1929/1996        841,778             1.1%            97.9%        15,303       0.9%
Cleveland
 Downtown
   BP Tower....................       1      1985           1,242,144             1.6%            95.4%        20,470       1.1%
Columbus
 Suburban
   Community Corporate
    Center.....................       1      1987             250,169             0.3%            99.8%         4,997       0.3%
   One Crosswoods Center.......       1      1984             129,583             0.2%            87.2%         2,189       0.1%
Indianapolis
 Downtown
   Bank One Center/Tower
    (b)(d).....................       2      1990           1,057,877             1.4%            93.9%        20,536       1.1%
                                    ---                    ----------           ------           ------    ----------     ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................      30                    12,932,307            16.8%            96.1%       301,135      16.8%
                                    ---                    ----------           ------           ------    ----------     ------
NORTHEAST REGION
Boston
 East Cambridge
   One Canal Park..............       1      1987              98,154             0.1%           100.0%         3,032       0.2%
   Riverview I & II............       2      1985-1986        263,892             0.3%           100.0%         7,629       0.4%
   Ten Canal Park..............       1      1987             110,843             0.1%           100.0%         2,520       0.1%
 Financial District
   100 Summer Street...........       1      1974/1990      1,037,801             1.3%            96.1%        32,396       1.8%
   150 Federal Street..........       1      1988             529,730             0.7%            99.8%        17,191       1.0%
   175 Federal Street..........       1      1977             207,366             0.3%            99.8%         6,012       0.3%
   2 Oliver Street-147 Milk
    Street.....................       1      1988             270,302             0.4%            98.7%         6,146       0.3%
   225 Franklin Street.........       1      1966/1996        916,722             1.2%           100.0%        37,156       2.1%
   28 State Street.............       1      1968/1997        570,040             0.7%           100.0%        23,322       1.3%
   75-101 Federal Street(c)....       2      1988             811,054             1.1%            96.9%        27,253       1.5%
   One Post Office Square(d)...       1      1981             765,780             1.0%           100.0%        26,436       1.5%
   Rowes Wharf(b)(d)...........       3      1987             344,698             0.4%           100.0%        14,070       0.8%
   Russia Wharf................       1      1978-1982        312,833             0.4%            97.3%         5,891       0.3%
   South Station(b)............       1      1988             178,959             0.2%            99.8%         6,971       0.4%
 Government Center
   Center Plaza................       1      1969             637,069             0.8%            96.8%        18,264       1.0%


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(a)
--------------                   ---------   ---------------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       48         $25.00
   200 West Adams..............       84         $22.62
   30 N. LaSalle Street(b).....      130         $22.59
   One North Franklin..........       46         $24.68
 Lake County
   Tri-State International.....       43         $23.86
 O'Hare
   Presidents Plaza............       65         $22.18
   1700 Higgins................       13         $18.73
 Oak Brook
   AT&T Plaza..................       26         $23.63
   Oakbrook Terrace Tower......       60         $24.68
   Westbrook Corporate
    Center.....................       96         $27.58
 West Loop
   10 & 30 S. Wacker (d).......      122         $33.82
   101 N. Wacker...............       40         $23.53
   Civic Opera House...........      213         $18.57
Cleveland
 Downtown
   BP Tower....................       40         $17.27
Columbus
 Suburban
   Community Corporate
    Center.....................       35         $20.02
   One Crosswoods Center.......       15         $19.36
Indianapolis
 Downtown
   Bank One Center/Tower
    (b)(d).....................       90         $20.67
                                   -----         ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,166         $24.22
                                   -----         ------
NORTHEAST REGION
Boston
 East Cambridge
   One Canal Park..............        8         $30.89
   Riverview I & II............        4         $28.91
   Ten Canal Park..............        1         $22.74
 Financial District
   100 Summer Street...........       29         $32.50
   150 Federal Street..........       23         $32.51
   175 Federal Street..........       31         $29.07
   2 Oliver Street-147 Milk
    Street.....................       41         $23.03
   225 Franklin Street.........       18         $40.53
   28 State Street.............       27         $40.91
   75-101 Federal Street(c)....       68         $34.67
   One Post Office Square(d)...       52         $34.52
   Rowes Wharf(b)(d)...........       46         $40.82
   Russia Wharf................       55         $19.35
   South Station(b)............       34         $39.01
 Government Center
   Center Plaza................       83         $29.61

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(a)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
 Northwest
   Crosby Corporate Center.....       6      1996             337,285             0.4%           100.0%         5,458       0.3%
   Crosby Corporate Center
    II(e)......................       3      1998             257,528             0.3%            78.0%         4,373       0.2%
   New England Executive
    Park.......................       8      1970-1985        760,118             1.0%            95.4%        17,827       1.0%
   New England Executive Park
    17.........................       1      1979              56,890             0.1%            83.8%         1,270       0.1%
   The Tower at New England
    Executive Park(f)..........       1      1971/1999        194,911             0.3%            51.8%         2,345       0.1%
 South
   Westwood Business Center....       1      1985             164,985             0.2%            86.7%         3,128       0.2%
 West
   Wellesley Office Park 1-4...       4      1962-1970        216,420             0.3%            99.9%         5,729       0.3%
   Wellesley 5-7...............       3      1972-1984        362,421             0.5%            97.3%         9,741       0.5%
   Wellesley 8.................       1      1960/1996         62,952             0.1%           100.0%         1,819       0.1%
New York
 Columbus Circle
   Worldwide Plaza(g)..........       1      1989           1,704,624             2.2%            99.1%        73,137       4.1%
 Park/Lexington
   Park Avenue Tower(h)........       1      1986             550,894             0.7%            99.5%        40,607       2.3%
 Third Avenue
   850 Third Avenue............       1      1960/1996        562,567             0.7%           100.0%        18,444       1.0%
Philadelphia
 Center City
   1601 Market Street..........       1      1970             681,289             0.9%            96.4%        13,053       0.7%
   1700 Market Street..........       1      1969             841,172             1.1%            97.3%        16,391       0.9%
 Conshohocken
   Four Falls Corporate
    Center(d)..................       1      1988             254,355             0.3%            98.4%         6,570       0.4%
 King of Prussia/Valley Forge
   Oak Hill Plaza(d)...........       1      1982             164,360             0.2%           100.0%         3,126       0.2%
   Walnut Hill Plaza(d)........       1      1985             149,716             0.2%           100.0%         3,163       0.2%
 Main Line
   One Devon Square(b)(d)......       1      1984              73,267             0.1%            56.0%           799       0.0%
   Two Devon Square(d).........       1      1985              63,226             0.1%           100.0%         1,073       0.1%
   Three Devon Square(b)(d)....       1      1985               6,000             0.0%           100.0%           174       0.0%
 Plymouth Meeting/Blue Bell
   One Valley Square(d)........       1      1982              70,289             0.1%            95.8%         1,320       0.1%
   Two Valley Square(d)........       1      1990              70,622             0.1%           100.0%         1,393       0.1%
   Three Valley Square(d)......       1      1984              84,605             0.1%            67.5%         1,315       0.1%
   Four and Five Valley
    Square(d)..................       2      1988              68,321             0.1%           100.0%         1,426       0.1%
Stamford
 Shelton
   Shelton Pointe..............       1      1985/1993        159,848             0.2%            88.1%         2,593       0.1%
 Stamford
   One Stamford Plaza..........       1      1986/1994        212,244             0.3%            94.9%         5,158       0.3%
   Two Stamford Plaza..........       1      1986/1994        253,020             0.3%            93.9%         6,762       0.4%
   Three Stamford Plaza........       1      1980/1994        241,575             0.3%           100.0%         5,747       0.3%
   Four Stamford Plaza.........       1      1979/1994        260,581             0.3%            96.3%         5,639       0.3%
   177 Broad Street............       1      1989             187,573             0.2%            99.4%         4,657       0.3%
   300 Atlantic Street.........       1      1987/1996        272,458             0.4%           100.0%         7,786       0.4%
   Canterbury Green(b).........       1      1987             224,405             0.3%           100.0%         6,635       0.4%
Washington D.C.
 CBD
   1111 19th Street............       1      1979/1993        252,014             0.3%           100.0%         7,733       0.4%
   1620 L Street...............       1      1989             156,272             0.2%           100.0%         4,597       0.3%
   One Lafayette Centre........       1      1980/1993        314,634             0.4%            90.4%         9,169       0.5%
 East End
   1333 H Street...............       1      1982             244,585             0.3%           100.0%         7,036       0.4%
 Alexandria/Old Town
   1600 Duke Street............       1      1985              68,770             0.1%           100.0%         1,099       0.1%
 Crystal City
   Polk and Taylor Buildings...       2      1970             902,371             1.2%           100.0%        24,662       1.4%


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(a)
--------------                   ---------   ---------------
 Northwest
   Crosby Corporate Center.....        6         $16.18
   Crosby Corporate Center
    II(e)......................        6         $21.77
   New England Executive
    Park.......................       77         $24.58
   New England Executive Park
    17.........................        2         $26.65
   The Tower at New England
    Executive Park(f)..........        8         $23.21
 South
   Westwood Business Center....       17         $21.87
 West
   Wellesley Office Park 1-4...       42         $26.50
   Wellesley 5-7...............       40         $27.62
   Wellesley 8.................        1         $28.89
New York
 Columbus Circle
   Worldwide Plaza(g)..........       25         $43.30
 Park/Lexington
   Park Avenue Tower(h)........       25         $74.11
 Third Avenue
   850 Third Avenue............       27         $32.79
Philadelphia
 Center City
   1601 Market Street..........       75         $19.87
   1700 Market Street..........       66         $20.04
 Conshohocken
   Four Falls Corporate
    Center(d)..................       39         $26.25
 King of Prussia/Valley Forge
   Oak Hill Plaza(d)...........        4         $19.02
   Walnut Hill Plaza(d)........       23         $21.13
 Main Line
   One Devon Square(b)(d)......        6         $19.46
   Two Devon Square(d).........        6         $16.96
   Three Devon Square(b)(d)....        1         $29.03
 Plymouth Meeting/Blue Bell
   One Valley Square(d)........        5         $19.61
   Two Valley Square(d)........        7         $19.72
   Three Valley Square(d)......        6         $23.02
   Four and Five Valley
    Square(d)..................        5         $20.87
Stamford
 Shelton
   Shelton Pointe..............       14         $18.42
 Stamford
   One Stamford Plaza..........       10         $25.61
   Two Stamford Plaza..........       20         $28.45
   Three Stamford Plaza........       13         $23.79
   Four Stamford Plaza.........        9         $22.47
   177 Broad Street............       14         $24.97
   300 Atlantic Street.........       20         $28.58
   Canterbury Green(b).........       16         $29.57
Washington D.C.
 CBD
   1111 19th Street............       28         $30.68
   1620 L Street...............       19         $29.41
   One Lafayette Centre........       21         $32.23
 East End
   1333 H Street...............       21         $28.77
 Alexandria/Old Town
   1600 Duke Street............        9         $15.97
 Crystal City
   Polk and Taylor Buildings...        9         $27.33

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(a)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
 Fairfax/Center
   Centerpointe I & II.........       2      1988-1990        407,723             0.5%           100.0%         8,123       0.5%
   Fair Oaks Plaza.............       1      1986             177,917             0.2%            95.6%         3,456       0.2%
 Herndon/Dulles
   Northridge I................       1      1988             124,319             0.2%           100.0%         3,134       0.2%
 Reston
   Reston Town Center(b).......       3      1990             726,045             0.9%            99.6%        21,142       1.2%
 Rosslyn/Ballston
   1300 North 17th Street......       1      1980             380,199             0.5%            98.0%         9,924       0.6%
   1616 N. Fort Myer Drive.....       1      1974             292,826             0.4%           100.0%         7,480       0.4%
 Tyson's Corner
   E. J. Randolph..............       1      1983             164,906             0.2%           100.0%         3,883       0.2%
   John Marshall I.............       1      1981             261,376             0.3%           100.0%         5,595       0.3%
                                    ---                    ----------           ------           ------    ----------     ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      89                    21,099,721            27.4%            97.3%       629,982      35.1%
                                    ---                    ----------           ------           ------    ----------     ------
SOUTHEAST REGION
Atlanta
 Buckhead
   Prominence in Buckhead(i)...       1      1999             424,635             0.6%            26.9%         2,554       0.1%
 Central Perimeter
   Central Park................       2      1986             612,733             0.8%            87.4%        11,762       0.7%
   One Perimeter Center........       4      1972-1986      1,265,245             1.6%            93.5%        23,431       1.3%
   Two Perimeter Center........      11      1971-1985        980,708             1.3%            98.0%        16,884       0.9%
   Three Perimeter Center......      14      1970-1989        572,629             0.7%            72.3%         8,010       0.4%
   Four Perimeter Center.......       3      1978-1981        483,796             0.6%            92.9%         8,758       0.5%
   Lakeside Office Park........       5      1972-1978        390,721             0.5%            91.2%         6,262       0.3%
 Midtown
   Promenade II(d).............       1      1990             770,840             1.0%            99.1%        17,567       1.0%
 Northwest
   Paces West..................       2      1988             641,263             0.8%            99.1%        13,545       0.8%
Charlotte
 Uptown
   Wachovia Center.............       1      1972/1994        581,666             0.8%            92.5%         6,476       0.4%
Nashville
 Downtown
   Bank of America Plaza.......       1      1977/1995        421,513             0.5%            96.0%         6,069       0.3%
Norfolk
 Norfolk
   Dominion Tower(d)...........       1      1987             403,276             0.5%            98.3%         6,784       0.4%
Orlando
 Central Business District
   SunTrust Center(d)..........       1      1988             640,385             0.8%            99.9%        15,531       0.9%
Raleigh/Durham
 South Durham
   University Tower............       1      1987/1992        181,221             0.2%           100.0%         3,765       0.2%
Sarasota
 Downtown
   Sarasota City Center........       1      1989             247,891             0.3%            88.5%         4,152       0.2%
                                    ---                    ----------           ------           ------    ----------     ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      49                     8,618,522            11.2%            90.4%       151,550       8.4%
                                    ---                    ----------           ------           ------    ----------     ------
SOUTHWEST REGION
Austin
 CBD
   One American Center(b)......       1      1984             505,770             0.7%            99.2%        11,649       0.6%
   One Congress Plaza..........       1      1987             517,849             0.7%            94.4%        11,124       0.6%
   San Jacinto Center..........       1      1987             403,329             0.5%           100.0%         9,281       0.5%


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(a)
--------------                   ---------   ---------------
 Fairfax/Center
   Centerpointe I & II.........       11         $19.92
   Fair Oaks Plaza.............       34         $20.32
 Herndon/Dulles
   Northridge I................        1         $25.21
 Reston
   Reston Town Center(b).......       82         $29.25
 Rosslyn/Ballston
   1300 North 17th Street......       28         $26.64
   1616 N. Fort Myer Drive.....       12         $25.54
 Tyson's Corner
   E. J. Randolph..............       14         $23.55
   John Marshall I.............        2         $21.41
                                   -----         ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,446         $30.68
                                   -----         ------
SOUTHEAST REGION
Atlanta
 Buckhead
   Prominence in Buckhead(i)...        6         $22.40
 Central Perimeter
   Central Park................       57         $21.97
   One Perimeter Center........      132         $19.80
   Two Perimeter Center........       64         $17.58
   Three Perimeter Center......       48         $19.35
   Four Perimeter Center.......        8         $19.49
   Lakeside Office Park........       35         $17.57
 Midtown
   Promenade II(d).............       25         $23.00
 Northwest
   Paces West..................       44         $21.31
Charlotte
 Uptown
   Wachovia Center.............        9         $12.04
Nashville
 Downtown
   Bank of America Plaza.......       20         $15.00
Norfolk
 Norfolk
   Dominion Tower(d)...........       52         $17.11
Orlando
 Central Business District
   SunTrust Center(d)..........       53         $24.27
Raleigh/Durham
 South Durham
   University Tower............       35         $20.78
Sarasota
 Downtown
   Sarasota City Center........       33         $18.92
                                   -----         ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      621         $19.45
                                   -----         ------
SOUTHWEST REGION
Austin
 CBD
   One American Center(b)......       30         $23.22
   One Congress Plaza..........       46         $22.76
   San Jacinto Center..........       39         $23.01

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(a)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
Dallas
 Far North Dallas
   Colonnade I & II............       2      1983-1985        606,615             0.8%            90.9%        12,092       0.7%
   Colonnade III...............       1      1998             377,639             0.5%            81.3%         8,213       0.5%
 Las Colinas
   Computer Associates Tower...       1      1988             360,815             0.5%            85.8%         7,441       0.4%
   Texas Commerce Tower........       1      1985             369,134             0.5%            98.6%         8,451       0.5%
 LBJ/Quorum
   Four Forest Plaza(d)........       1      1985             394,324             0.5%            83.5%         6,178       0.3%
   Lakeside Square.............       1      1987             397,328             0.5%            92.6%         7,185       0.4%
   North Central Plaza Three...       1      1986/1994        346,575             0.5%            80.7%         5,187       0.3%
 N. Central Expressway
   9400 NCX....................       1      1981/1995        379,556             0.5%            90.9%         5,277       0.3%
   Eighty-Eighty Central.......       1      1984/1995        283,707             0.4%            87.2%         4,480       0.2%
 Preston Center
   Preston Commons(d)..........       3      1986             418,604             0.5%            83.1%         7,279       0.4%
   Sterling Plaza(d)...........       1      1984/1994        302,747             0.4%            82.3%         5,119       0.3%
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       2      1974/1993        239,095             0.3%            92.1%         2,977       0.2%
Houston
 Galleria/West Loop
   San Felipe Plaza(d).........       1      1984             959,466             1.2%            92.2%        15,987       0.9%
 North Loop/Northwest
   Brookhollow Central.........       3      1972-1981        797,971             1.0%            96.4%        12,854       0.7%
 North/North Belt
   Intercontinental Center.....       1      1983/1991        194,801             0.3%            98.3%         3,143       0.2%
   Northborough Tower(d).......       1      1983/1990        207,908             0.3%            95.9%         2,982       0.2%
 West
   2500 CityWest...............       1      1982             574,216             0.7%            99.9%        12,436       0.7%
New Orleans
 CBD
   LL&E Tower..................       1      1987             545,157             0.7%            92.8%         8,391       0.5%
   Texaco Center...............       1      1984             619,714             0.8%            86.1%         9,302       0.5%
 Metairie/E. Jefferson
   One Lakeway Center..........       1      1981/1996        289,112             0.4%            98.0%         4,765       0.3%
   Two Lakeway Center..........       1      1984/1996        440,826             0.6%            94.7%         7,167       0.4%
   Three Lakeway Center........       1      1987/1996        462,890             0.6%            92.0%         7,282       0.4%
San Antonio
 Northwest
   Colonnade I.................       1      1983             168,637             0.2%            96.0%         2,698       0.2%
   Northwest Center............       1      1984/1994        241,248             0.3%            92.4%         3,503       0.2%
   Union Square................       1      1986             194,398             0.3%            75.5%         2,502       0.1%
                                    ---                    ----------           ------           ------    ----------     ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      34                    11,599,431            15.1%            91.6%       204,946      11.4%
                                    ---                    ----------           ------           ------    ----------     ------
WEST REGION
Albuquerque
 Downtown
   500 Marquette Building......       1      1985             230,022             0.3%            92.2%         3,407       0.2%
 Uptown
   One Park Square.............       4      1985             262,020             0.3%            72.0%         3,453       0.2%
Anchorage
 Midtown
   Calais Office Center(b).....       2      1975             190,599             0.2%            98.5%         3,677       0.2%
Denver
 Downtown
   410 17th Street.............       1      1978             388,953             0.5%            88.3%         5,827       0.3%
   Denver Post Tower(b)........       1      1984             579,999             0.8%            93.6%         9,097       0.5%
   Dominion Plaza..............       1      1983             571,468             0.7%            89.4%         8,049       0.4%
   Tabor Center................       2      1985             674,278             0.9%            85.4%        13,966       0.8%
   Trinity Place...............       1      1983             189,163             0.2%            84.7%         2,431       0.1%
 Southeast
   4949 S. Syracuse............       1      1982              62,633             0.1%            82.6%         1,053       0.1%


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(a)
--------------                   ---------   ---------------
Dallas
 Far North Dallas
   Colonnade I & II............       67         $21.93
   Colonnade III...............       14         $26.75
 Las Colinas
   Computer Associates Tower...       15         $24.04
   Texas Commerce Tower........       30         $23.22
 LBJ/Quorum
   Four Forest Plaza(d)........       49         $18.76
   Lakeside Square.............       21         $19.53
   North Central Plaza Three...       30         $18.54
 N. Central Expressway
   9400 NCX....................       66         $15.29
   Eighty-Eighty Central.......       34         $18.11
 Preston Center
   Preston Commons(d)..........       70         $20.92
   Sterling Plaza(d)...........       67         $20.54
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       57         $13.52
Houston
 Galleria/West Loop
   San Felipe Plaza(d).........      116         $18.06
 North Loop/Northwest
   Brookhollow Central.........       58         $16.70
 North/North Belt
   Intercontinental Center.....       10         $16.41
   Northborough Tower(d).......       15         $14.96
 West
   2500 CityWest...............       26         $21.68
New Orleans
 CBD
   LL&E Tower..................       34         $16.58
   Texaco Center...............       23         $17.44
 Metairie/E. Jefferson
   One Lakeway Center..........       39         $16.82
   Two Lakeway Center..........       71         $17.17
   Three Lakeway Center........       47         $17.10
San Antonio
 Northwest
   Colonnade I.................       27         $16.66
   Northwest Center............       32         $15.71
   Union Square................       19         $17.05
                                   -----         ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,152         $19.28
                                   -----         ------
WEST REGION
Albuquerque
 Downtown
   500 Marquette Building......       34         $16.06
 Uptown
   One Park Square.............       43         $18.30
Anchorage
 Midtown
   Calais Office Center(b).....       35         $19.58
Denver
 Downtown
   410 17th Street.............       74         $16.96
   Denver Post Tower(b)........       30         $16.75
   Dominion Plaza..............       68         $15.75
   Tabor Center................      134         $24.26
   Trinity Place...............       44         $15.18
 Southeast
   4949 S. Syracuse............        7         $20.37

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(a)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
   Denver Corporate Center II &
    III........................       2      1981/93-97       358,357             0.5%           100.0%         7,030       0.4%
   Metropoint..................       1      1987             263,719             0.3%            87.2%         5,018       0.3%
   Metropoint II(d)(j).........       1      1999             150,181             0.2%            85.7%         3,067       0.2%
   Terrace Building............       1      1982             115,408             0.1%            90.1%         2,142       0.1%
   Millennium Plaza............       1      1982             330,033             0.4%           100.0%         7,600       0.4%
   Solarium....................       1      1982             162,817             0.2%            82.2%         2,624       0.1%
   The Quadrant................       1      1985             313,302             0.4%            95.1%         6,595       0.4%
Minneapolis
   I-494
   Northland Plaza.............       1      1985             296,965             0.4%            94.9%         7,414       0.4%
 Minneapolis CBD
   LaSalle Plaza...............       1      1991             588,908             0.8%            98.8%        15,994       0.9%
Phoenix
 Central Corridor
   49 East Thomas Road(k)......       1      1974/1993         18,892             0.0%            73.3%           136       0.0%
   One Phoenix Plaza(l)........       1      1989             586,403             0.8%           100.0%         8,116       0.5%
Portland
 Downtown
   1001 Fifth Avenue(b)........       1      1980             368,138             0.5%            94.1%         6,549       0.4%
Seattle
 Bellevue CBD
   City Center Bellevue........       1      1987             472,587             0.6%            97.6%        11,323       0.6%
   One Bellevue Center(b)......       1      1983             344,715             0.4%            95.1%         7,777       0.4%
   Rainier Plaza(b)............       1      1986             410,855             0.5%            98.5%        10,136       0.6%
   Sunset North Corporate
    Campus(d)(m)...............       3      1999             460,629             0.6%            55.5%         7,141       0.4%
 CBD
   1111 Third Avenue...........       1      1980             528,282             0.7%            89.0%        10,136       0.6%
   Bank of America Tower.......       2      1985           1,537,932             2.0%            98.4%        40,068       2.2%
   Nordstrom Medical Tower.....       1      1986             101,431             0.1%            87.3%         2,387       0.1%
   Second and Seneca
    Buildings..................       2      1991             480,272             0.6%            96.2%        10,936       0.6%
   Second and Spring
    Building...................       1      1906/1989        134,871             0.2%            79.1%         2,486       0.1%
   Wells Fargo Center..........       1      1983             915,883             1.2%            94.7%        23,323       1.3%
St. Louis
 Mid County
   Interco Corporate Tower.....       1      1986             339,163             0.4%            93.6%         7,408       0.4%
                                    ---                    ----------           ------           ------    ----------     ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      42                    12,428,878            16.1%            92.1%       256,365      14.3%
                                    ---                    ----------           ------           ------    ----------     ------
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       1      1991             566,434             0.7%            86.8%        10,607       0.6%
   Two California Plaza(b).....       1      1992           1,329,809             1.7%            57.2%        20,522       1.1%
 Pasadena
   Pasadena Towers(d)..........       2      1990-91          439,367             0.6%            89.0%        10,690       0.6%
Los Angeles
 Westwood
   10880 Wilshire
    Boulevard(b)...............       1      1970/1992        534,047             0.7%            96.7%        15,890       0.9%
   10960 Wilshire Boulevard....       1      1971/1992        543,804             0.7%            98.3%        16,113       0.9%
Orange County
 Airport Office Area
   1920 Main Plaza.............       1      1988             305,662             0.4%            89.7%         6,296       0.4%
   2010 Main Plaza.............       1      1988             280,882             0.4%            95.0%         7,624       0.4%
 Anaheim Stadium Area
   500 Orange Tower(n).........       1      1988             290,765             0.4%            92.8%         5,288       0.3%
Orange County
 Town & Country
   1100 Executive Tower........       1      1987             366,747             0.5%           100.0%         7,055       0.4%
San Diego
   The Plaza at La Jolla
    Village(d).................       5      1987-1990        635,419             0.8%            94.3%        15,261       0.9%
   Smith Barney Tower..........       1      1987             187,999             0.2%            78.8%         3,722       0.2%


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(a)
--------------                   ---------   ---------------
   Denver Corporate Center II &
    III........................       12         $19.62
   Metropoint..................       20         $21.83
   Metropoint II(d)(j).........        8         $23.82
   Terrace Building............       20         $20.60
   Millennium Plaza............        3         $23.03
   Solarium....................       26         $19.60
   The Quadrant................       35         $22.14
Minneapolis
   I-494
   Northland Plaza.............       53         $26.30
 Minneapolis CBD
   LaSalle Plaza...............       38         $27.48
Phoenix
 Central Corridor
   49 East Thomas Road(k)......       13         $ 9.80
   One Phoenix Plaza(l)........        1         $13.84
Portland
 Downtown
   1001 Fifth Avenue(b)........       57         $18.90
Seattle
 Bellevue CBD
   City Center Bellevue........       76         $24.54
   One Bellevue Center(b)......       30         $23.72
   Rainier Plaza(b)............       57         $25.06
   Sunset North Corporate
    Campus(d)(m)...............        5         $27.91
 CBD
   1111 Third Avenue...........       40         $21.56
   Bank of America Tower.......      142         $26.48
   Nordstrom Medical Tower.....       16         $26.94
   Second and Seneca
    Buildings..................       28         $23.66
   Second and Spring
    Building...................        4         $23.31
   Wells Fargo Center..........       68         $26.89
St. Louis
 Mid County
   Interco Corporate Tower.....       27         $23.35
                                   -----         ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,248         $22.41
                                   -----         ------
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       37         $21.58
   Two California Plaza(b).....       35         $26.97
 Pasadena
   Pasadena Towers(d)..........       35         $27.33
Los Angeles
 Westwood
   10880 Wilshire
    Boulevard(b)...............       46         $30.76
   10960 Wilshire Boulevard....       31         $30.13
Orange County
 Airport Office Area
   1920 Main Plaza.............       40         $22.97
   2010 Main Plaza.............       30         $28.58
 Anaheim Stadium Area
   500 Orange Tower(n).........       47         $19.61
Orange County
 Town & Country
   1100 Executive Tower........       22         $19.24
San Diego
   The Plaza at La Jolla
    Village(d).................       81         $25.47
   Smith Barney Tower..........       23         $25.12

                                                                               PERCENT
                                                                               OF TOTAL                                 PERCENT OF
                                                           APPROXIMATE        PORTFOLIO                    ANNUALIZED   PORTFOLIO
PRIMARY MARKET                   NUMBER OF   YEAR BUILT/    RENTABLE           RENTABLE         PERCENT       RENT      ANNUALIZED
SUB MARKET                       BUILDINGS    RENOVATED    SQUARE FEET       SQUARE FEET        OCCUPIED   (000'S)(A)      RENT
--------------                   ---------   -----------   -----------   --------------------   --------   ----------   ----------
San Francisco
 Financial District
   201 Mission Street..........       1      1981             483,289             0.6%            99.7%        13,322       0.7%
   301 Howard Building.........       1      1988             307,396             0.4%            94.9%         9,197       0.5%
   580 California..............       1      1984             313,012             0.4%            98.7%        10,253       0.6%
   60 Spear Street Building....       1      1967/1987        133,782             0.2%            98.2%         3,486       0.2%
   One Maritime Plaza..........       1      1967/1990        534,878             0.7%            97.5%        17,118       1.0%
   One Market(b)...............       1      1976/1995      1,460,081             1.9%            92.8%        41,050       2.3%
San Jose
 Mountain View
   Shoreline Technology Park...      12      1985-1991        726,508             0.9%           100.0%        15,114       0.8%
 Palo Alto
   Palo Alto Square(b).........       6      1971/1985        320,468             0.4%            98.3%        11,344       0.6%
 Santa Clara
   Lake Marriott Business
    Park.......................       7      1981             401,402             0.5%            99.0%         6,368       0.4%
 Sunnyvale
   Sunnyvale Business Center...       3      1990             175,000             0.2%           100.0%         3,219       0.2%
                                    ---                    ----------           ------           ------    ----------     ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      50                    10,336,751            13.4%            90.2%       249,541      13.9%
                                    ---                    ----------           ------           ------    ----------     ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................     294                    77,015,610           100.0%            93.7%    $1,793,519     100.0%
                                    ===                    ==========           ======           ======    ==========     ======


                                               ANNUALIZED
                                                  RENT
PRIMARY MARKET                   NUMBER OF    PER OCCUPIED
SUB MARKET                        LEASES     SQUARE FOOT(A)
--------------                   ---------   ---------------
San Francisco
 Financial District
   201 Mission Street..........       20         $27.66
   301 Howard Building.........       30         $31.54
   580 California..............       23         $33.18
   60 Spear Street Building....        8         $26.54
   One Maritime Plaza..........       37         $32.81
   One Market(b)...............      116         $30.31
San Jose
 Mountain View
   Shoreline Technology Park...       12         $20.80
 Palo Alto
   Palo Alto Square(b).........       23         $36.00
 Santa Clara
   Lake Marriott Business
    Park.......................       15         $16.03
 Sunnyvale
   Sunnyvale Business Center...        3         $18.40
                                   -----         ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      714         $26.77
                                   -----         ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................    6,347         $24.86
                                   =====         ======

---------------
(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1999, for the 12 months ending December 31, 2000, are approximately $7.0 million.
(b) All or a portion of this Office Property is held subject to a ground lease with the exception of Denver Post Tower which is subject to an air rights lease.
(c) This Office Property is held in a private real estate investment trust in which the Company and the Trust owns 51.6% of the outstanding shares.
(d) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza and Sunset North Corporate Campus, an affiliated party.
(e) This Office Property was a development project placed in-service in November 1998. It is currently 78.0% occupied.
(f) This Office Property completed a major redevelopment in June 1999. The property currently is 51.8% occupied and 64.3% leased, with occupancy to take place some time in the future.
(g) The Company's interest in the amenities component of this Office Property is primarily attributable to its ownership of mortgage indebtedness encumbering the theatre/plaza, retail, health club and parking facilities associated therewith.
(h) The Company acquired a first mortgage note secured by this Office Property. In accordance with certain agreements concerning the first mortgage note, the Company controls financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.
(i) This Office Property was a development project purchased and placed in-service in July 1999. It is currently 26.9% occupied and 57.9% leased, with occupancy to take place some time in the future.
(j) This was a development project that was placed in-service in May 1999. It is currently 85.7% occupied and 95.0% leased, with occupancy to take place some time in the future.
(k) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.
(l) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts of reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

(m) This Office Property was a development project placed in-service in December 1999. It is currently 55.6% occupied and 96.9% leased with occupancy to take place some time in the future.
(n) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

PARKING FACILITIES

                                                                                 NUMBER OF   NUMBER OF      MANAGEMENT
REGION             PROPERTY NAME                           STATE   CITY           SPACES      GARAGES        COMPANY
------             --------------------------------------  -----   ------------  ---------   ---------   ----------------
CENTRAL REGION
                   Adams-Wabash Garage(a)                   IL     Chicago           670          1      Standard Parking
                   Theater District Garage(a)(b)            IL     Chicago         1,020          1      Standard Parking
                   203 North LaSalle Garage(a)(b)           IL     Chicago         1,196          1      Standard Parking
                   Capitol Commons Garage(b)(c)             IN     Indianapolis      986          1      Central Parking
                   Milwaukee Center Garage(a)(c)            WI     Milwaukee         815          1      Standard Parking
NORTHEAST REGION
                   Boston Harbor Garage                     MA     Boston          1,380          1      Standard Parking
                   1616 Sansom Street Garage(a)             PA     Philadelphia      240          1      Central Parking
                   1111 Sansom Street Garage(a)             PA     Philadelphia      250          1      Central Parking
                   Juniper/Locust Street Garage(a)          PA     Philadelphia      541          1      Central Parking
                   15th & Sansom Street Garage(a)           PA     Philadelphia      313          1      Central Parking
                   1602-34 Chancellor Garage(a)             PA     Philadelphia      416          1      Central Parking
                   Riverfront Center                        PA     Pittsburgh        741          1      Standard Parking
                   Forbes & Allies Garage(a)(d)             PA     Pittsburgh      1,310          2      Central Parking
                   MacArthur Airport                        NY     Islip           2,575          1      Standard Parking
WEST REGION
                   517 Marquette Garage(a)                  MN     Minneapolis       589          1      Standard Parking
                   St. Louis Parking Garages(a)(e)          MO     St. Louis       7,464          4      Central Parking
                                                                                  ------        ---
TOTAL EOP STAND-ALONE                                                             20,506         20
TOTAL EOP PORTFOLIO                                                               67,178         83
                                                                                  ------        ---
GRAND TOTAL                                                                       87,684        103
                                                                                  ======        ===

---------------
(a) Each of these parking Facilities is operated by the designated third-party service companies (each, a "Service Company") under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses.

(b) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(c)  This Parking Facility is held subject to a ground lease.

(d) The Company acquired a leasehold interest in this parking facility. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

(e) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

     As of December 31, 1999, the Office Properties were leased to 6,347 tenants; no single tenant accounted for more than 1.6% of the Company's aggregate annualized rent or 1.2% of the aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.2% of the annualized rent and 3.2% of the occupied square feet).

LEASE EXPIRATION

                                  2000 AND
                                  MONTH TO
                                   MONTH           2001           2002           2003           2004           2005
                                ------------   ------------   ------------   ------------   ------------   ------------
CENTRAL REGION TOTALS
Square Feet (1)..............      1,165,841        952,407      1,152,928      1,818,728      1,300,777      1,191,066
% Square Feet (2)............           9.0%           7.4%           8.9%          14.1%          10.1%           9.2%
Annualized Rent (3)..........   $ 29,464,813   $ 21,687,541   $ 29,874,913   $ 52,855,288   $ 32,640,620   $ 28,116,486
Number of Leases.............            260            184            196            156            147             68
Rent Per Square Foot.........   $      25.27   $      22.77   $      25.91   $      29.06   $      25.09   $      23.61
NORTHEAST REGION TOTALS
Square Feet (1)..............      1,465,183      2,856,718      3,222,555      2,236,024      1,987,388      1,738,436
% Square Feet (2)............           6.9%          13.5%          15.3%          10.6%           9.4%           8.2%
Annualized Rent (3)..........   $ 38,237,836   $ 97,376,144   $ 93,821,096   $ 67,063,699   $ 55,920,198   $ 50,622,527
Number of Leases.............            265            214            246            220            189            103
Rent Per Square Foot.........   $      26.10   $      34.09   $      29.11   $      29.99   $      28.14   $      29.12
SOUTHEAST REGION TOTALS
Square Feet (1)..............      1,196,358      1,400,715        698,108        645,026        957,218        607,591
% Square Feet (2)............          13.9%          16.3%           8.1%           7.5%          11.1%           7.0%
Annualized Rent (3)..........   $ 23,744,341   $ 25,914,990   $ 14,824,862   $ 14,133,610   $ 15,352,588   $ 10,716,863
Number of Leases.............            159            129            116             69             76             27
Rent Per Square Foot.........   $      19.85   $      18.50   $      21.24   $      21.91   $      16.04   $      17.64
SOUTHWEST REGION TOTALS
Square Feet (1)..............      2,056,332      1,723,192      1,684,150      1,423,838      1,298,904        509,777
% Square Feet (2)............          17.7%          14.9%          14.5%          12.3%          11.2%           4.4%
Annualized Rent (3)..........   $ 38,383,627   $ 33,685,451   $ 33,878,640   $ 27,872,016   $ 26,169,782   $  9,776,273
Number of Leases.............            353            203            207            169            127             37
Rent Per Square Foot.........   $      18.67   $      19.55   $      20.12   $      19.58   $      20.15   $      19.18
WEST REGION TOTALS
Square Feet (1)..............      1,534,755      1,756,194      1,402,661      1,596,835      1,652,816        778,359
% Square Feet (2)............          12.3%          14.1%          11.3%          12.8%          13.3%           6.3%
Annualized Rent (3)..........   $ 32,967,069   $ 40,617,410   $ 31,297,869   $ 38,526,283   $ 34,063,578   $ 18,104,878
Number of Leases.............            373            220            218            167            125             51
Rent Per Square Foot.........   $      21.48   $      23.13   $      22.31   $      24.13   $      20.61   $      23.26
PACIFIC REGION TOTALS
Square Feet (1)..............      1,276,734      1,640,469        917,224        786,355      1,042,472      1,167,062
% Square Feet (2)............          12.4%          15.9%           8.9%           7.6%          10.1%          11.3%
Annualized Rent (3)..........   $ 28,657,593   $ 39,209,105   $ 27,597,977   $ 22,695,654   $ 32,330,778   $ 31,026,081
Number of Leases.............            148            147            110             90             81             54
Rent Per Square Foot.........   $      22.45   $      23.90   $      30.09   $      28.86   $      31.01   $      26.58
PORTFOLIO TOTALS
Square Feet (1)..............      8,695,203     10,329,695      9,077,626      8,506,806      8,239,575      5,992,291
% Square Feet (2)............          11.3%          13.4%          11.8%          11.0%          10.7%           7.8%
Annualized Rent (3)..........   $191,455,277   $258,490,640   $231,295,357   $223,146,550   $196,477,544   $148,363,108
Number of Leases.............          1,558          1,097          1,093            871            745            340
Rent Per Square Foot.........   $      22.02   $      25.02   $      25.48   $      26.23   $      23.85   $      24.76


                                                                                             2010 AND
                                   2006           2007           2008           2009          BEYOND          TOTALS
                               ------------   ------------   ------------   ------------   ------------   --------------
CENTRAL REGION TOTALS
Square Feet (1)..............       768,093        398,596      1,170,538        723,190      1,789,259       12,431,423
% Square Feet (2)............          5.9%           3.1%           9.1%           5.6%          13.8%            96.1%
Annualized Rent (3)..........  $ 17,065,082   $  8,547,273   $ 24,579,556   $ 20,951,487   $ 35,351,717   $  301,134,774
Number of Leases.............            53             27             34             20             21            1,166
Rent Per Square Foot.........  $      22.22   $      21.44   $      21.00   $      28.97   $      19.76   $        24.22
NORTHEAST REGION TOTALS
Square Feet (1)..............     1,149,329      1,067,203      1,191,205      1,818,988      1,802,888       20,535,917
% Square Feet (2)............          5.4%           5.1%           5.6%           8.6%           8.5%            97.3%
Annualized Rent (3)..........  $ 28,812,093   $ 28,984,493   $ 38,414,130   $ 72,725,796   $ 58,004,225   $  629,982,236
Number of Leases.............            58             40             50             34             27            1,446
Rent Per Square Foot.........  $      25.07   $      27.16   $      32.25   $      39.98   $      32.17   $        30.68
SOUTHEAST REGION TOTALS
Square Feet (1)..............       770,948        145,658        390,847        191,541        788,184        7,792,194
% Square Feet (2)............          8.9%           1.7%           4.5%           2.2%           9.1%            90.4%
Annualized Rent (3)..........  $ 17,749,334   $  2,783,954   $  9,110,405   $  4,002,700   $ 13,216,543   $  151,550,190
Number of Leases.............            14              6             10              7              8              621
Rent Per Square Foot.........  $      23.02   $      19.11   $      23.31   $      20.90   $      16.77   $        19.45
SOUTHWEST REGION TOTALS
Square Feet (1)..............       757,350        321,068        357,429        163,075        334,348       10,629,463
% Square Feet (2)............          6.5%           2.8%           3.1%           1.4%           2.9%            91.6%
Annualized Rent (3)..........  $ 13,878,136   $  6,176,764   $  8,520,016   $  2,977,750   $  3,627,639   $  204,946,093
Number of Leases.............            26              6             10              8              6            1,152
Rent Per Square Foot.........  $      18.32   $      19.24   $      23.84   $      18.26   $      10.85   $        19.28
WEST REGION TOTALS
Square Feet (1)..............       637,567        682,127        802,404        336,480        261,795       11,441,993
% Square Feet (2)............          5.1%           5.5%           6.5%           2.7%           2.1%            92.1%
Annualized Rent (3)..........  $ 14,148,550   $ 14,501,684   $ 22,491,029   $  8,723,317   $    923,364   $  256,365,031
Number of Leases.............            26             25             21             16              6            1,248
Rent Per Square Foot.........  $      22.19   $      21.26   $      28.03   $      25.93   $       3.53   $        22.41
PACIFIC REGION TOTALS
Square Feet (1)..............       607,837        830,044        297,305        166,746        590,867        9,323,115
% Square Feet (2)............          5.9%           8.0%           2.9%           1.6%           5.7%            90.2%
Annualized Rent (3)..........  $ 17,962,445   $ 26,505,489   $ 10,225,055   $  4,111,730   $  9,219,081   $  249,540,989
Number of Leases.............            25             20             14             13             12              714
Rent Per Square Foot.........  $      29.55   $      31.93   $      34.39   $      24.66   $      15.60   $        26.77
PORTFOLIO TOTALS
Square Feet (1)..............     4,691,124      3,444,696      4,209,728      3,400,020      5,567,341       72,154,105
% Square Feet (2)............          6.1%           4.5%           5.5%           4.4%           7.2%            93.7%
Annualized Rent (3)..........  $109,615,641   $ 87,499,657   $113,340,191   $113,492,779   $120,342,569   $1,793,519,312
Number of Leases.............           202            124            139             98             80            6,347
Rent Per Square Foot.........  $      23.37   $      25.40   $      26.92   $      33.38   $      21.62   $        24.86

---------------
(1) Total net rentable square feet represented by expiring leases.

(2) Percentage of total net rentable feet represented by expiring leases.

(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1999 for the 12 months ending December 31, 2000 are approximately $7.0 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                     ANNUALIZED   PERCENTAGE
                                                      PERCENTAGE                      RENT OF         OF
                                           SQUARE      OF TOTAL                       EXPIRING    ANNUALIZED
                             NUMBER OF   FOOTAGE OF    OCCUPIED    ANNUALIZED RENT   LEASES PER    RENT OF
YEAR OF LEASE                 LEASES      EXPIRING      SQUARE       OF EXPIRING       SQUARE      EXPIRING
EXPIRATION                   EXPIRING      LEASES        FEET          LEASES           FOOT      LEASES(1)
-------------                ---------   ----------   ----------   ---------------   ----------   ----------
2000(2)....................    1,558      8,695,203       12.2%    $  191,455,277      $22.02        10.7%
2001.......................    1,097     10,329,695       14.5%       258,490,640       25.02        14.4%
2002.......................    1,093      9,077,626       12.7%       231,295,357       25.48        12.9%
2003.......................      871      8,506,806       11.9%       223,146,550       26.23        12.4%
2004.......................      745      8,239,575       11.6%       196,477,544       23.85        11.0%
2005.......................      340      5,992,291        8.4%       148,363,108       24.76         8.3%
2006.......................      202      4,691,124        6.6%       109,615,641       23.37         6.1%
2007.......................      124      3,444,696        4.8%        87,499,657       25.40         4.9%
2008.......................      139      4,209,728        5.9%       113,340,191       26.92         6.3%
2009.......................       98      3,400,020        4.8%       113,492,779       33.38         6.3%
2010 and beyond............       80      4,642,725        6.6%       120,342,568       25.92         6.7%
                               -----     ----------    --------    --------------      ------       -----
                               6,347     71,229,489    100.0%(3)   $1,793,519,312      $24.86       100.0%
                               =====     ==========    ========    ==============      ======       =====

---------------
(1) Based on current payable rent.
(2) Represents lease expirations from January 1, 2000 to December 31, 2000 and month-to-month leases.
(3) Reconciliation for total net rentable square footage is as follows:

                                                                SQUARE       PERCENT
                                                                FOOTAGE      OF TOTAL
                                                              -----------   ----------
Square footage occupied by tenants..........................   71,229,489      92.5%
Square footage used for management offices, building use and
  remeasurement adjustments.................................      924,616       1.2%
                                                              -----------     -----
Total occupied square footage...............................   72,154,105      93.7%
Square footage vacant.......................................    4,861,505       6.3%
                                                              -----------     -----
Total net rentable square footage...........................   77,015,610     100.0%
                                                              ===========     =====

LEASE DISTRIBUTION

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1999.

                                                                        PERCENTAGE OF
                                                                          AGGREGATE
                                             PERCENT                      PORTFOLIO                       ANNUALIZED
                                 NUMBER OF   OF ALL    TOTAL OCCUPIED     OCCUPIED                         RENT PER
SQUARE FEET UNDER LEASE           LEASES     LEASES     SQUARE FEET      SQUARE FEET    ANNUALIZED RENT   SQUARE FOOT
-----------------------          ---------   -------   --------------   -------------   ---------------   -----------
2,500 or Less..................    2,344      36.9%       2,808,421          3.9%       $   66,506,838      $23.68
2,501 -- 5,000.................    1,362      21.5%       4,881,001          6.9%          116,678,260       23.90
5,001 -- 7,500.................      703      11.1%       4,288,874          6.0%          102,424,463       23.88
7,501 -- 10,000................      378       6.0%       3,289,304          4.6%           79,011,887       24.02
10,001 -- 20,000...............      788      12.4%      11,217,665         15.7%          274,845,107       24.50
20,001 -- 40,000...............      440       6.9%      12,013,701         16.9%          303,597,750       25.27
40,001 -- 60,000...............      132       2.1%       6,414,137          9.0%          159,275,119       24.83
60,001 -- 100,000..............      105       1.7%       7,965,161         11.2%          202,839,031       25.47
100,001 or Greater.............       95       1.5%      18,351,225         25.8%          488,340,856       26.61
                                   -----     ------      ----------        ------       --------------      ------
TOTAL/WEIGHTED AVERAGE.........    6,347     100.0%      71,229,489        100.0%       $1,793,519,312      $24.86
                                   =====     ======      ==========        ======       ==============      ======


                                  PERCENTAGE OF
                                    AGGREGATE
                                    PORTFOLIO
SQUARE FEET UNDER LEASE          ANNUALIZED RENT
-----------------------          ---------------
2,500 or Less..................        3.7%
2,501 -- 5,000.................        6.5%
5,001 -- 7,500.................        5.7%
7,501 -- 10,000................        4.4%
10,001 -- 20,000...............       15.3%
20,001 -- 40,000...............       16.9%
40,001 -- 60,000...............        8.9%
60,001 -- 100,000..............       11.3%
100,001 or Greater.............       27.2%
                                     ------
TOTAL/WEIGHTED AVERAGE.........      100.0%
                                     ======

OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square footage occupied, of the Office Properties owned by the Company at the indicated date:

                                                                   AGGREGATE          PERCENTAGE OF
                                                                RENTABLE SQUARE      RENTABLE SQUARE
DATE                                                                FOOTAGE           FEET OCCUPIED
----                                                            ---------------      ---------------
December 31, 1992...........................................       9,095,684               73%
December 31, 1993...........................................      13,550,553               80%
December 31, 1994...........................................      18,505,591               88%
December 31, 1995...........................................      23,097,222               86%
December 31, 1996...........................................      29,127,289               90%
December 31, 1997...........................................      65,291,790               94%
December 31, 1998...........................................      75,100,727               95%
December 31, 1999...........................................      77,015,610               94%

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units. The Trust's Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol EOP. The following table sets forth, for the periods indicated, the high and low closing prices of the Trust's Common Shares and the distributions paid on the Company's Units:

YEAR   QUARTER     HIGH       LOW       CLOSE    DIVIDEND
----   -------   --------   --------   -------   --------
1999   Fourth    $ 24.625   $  21.00   $24.625    $0.42
        Third    $  25.75   $  23.25   $ 23.25    $0.42
       Second    $  29.25   $ 25.125   $25.625    $0.37
        First    $  26.75   $  24.00   $25.375    $0.37
1998   Fourth    $ 25.625   $22.9375   $ 24.00    $0.37
        Third    $28.6875   $  20.75   $ 24.50    $0.37
       Second    $  31.00   $24.9375   $28.375    $0.32
        First    $ 31.875   $  28.00   $30.625    $0.32

     The number of holders of record of Units on March 1, 1999 was 269. The number of outstanding Units was 281,452,852 as of March 1, 2000.

     ISSUANCE OF UNREGISTERED SECURITIES. Any Units issued by the Company are convertible into Common Shares of the Trust on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions.

     In October 1999, the Company acquired an Office Property from an affiliated party for approximately $78.3 million. Of this amount, the Company issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 1,035,389 Units at a price of $29.50 per Unit. The Units were recorded at $23.64 each for a total of $24.5 million for accounting purposes.

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

                                             EOP OPERATING LIMITED PARTNERSHIP               EQUITY OFFICE PREDECESSORS
                                         ------------------------------------------   -----------------------------------------
                                                                     FOR THE PERIOD   FOR THE PERIOD
                                            FOR THE YEARS ENDED      FROM JULY 11,    FROM JANUARY 1,     FOR THE YEARS ENDED
                                               DECEMBER 31,           1997 THROUGH     1997 THROUGH          DECEMBER 31,
                                         -------------------------    DECEMBER 31,       JULY 10,       -----------------------
                                            1999          1998            1997             1997            1996         1995
                                         -----------   -----------   --------------   ---------------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other............  $ 1,919,056   $ 1,658,420    $   406,713        $ 327,017      $  493,396   $  356,959
                                         -----------   -----------    -----------        ---------      ----------   ----------
    Total revenues.....................    1,942,243     1,679,699        412,968          339,104         508,124      371,457
                                         -----------   -----------    -----------        ---------      ----------   ----------
Expenses:
  Interest.............................      413,995       338,611         76,675           80,481         119,595      100,566
  Depreciation and amortization........      358,989       305,982         70,346           66,034          96,237       74,156
  Property operating and ground
    rent(2)............................      669,763       600,367        155,679          127,285         201,067      151,488
  General and administrative...........       80,927        63,564         17,690           17,201          23,145       21,987
  Provision for value impairment.......           --            --             --               --              --       20,248
                                         -----------   -----------    -----------        ---------      ----------   ----------
    Total expenses.....................    1,523,674     1,308,524        320,390          291,001         440,044      368,445
                                         -----------   -----------    -----------        ---------      ----------   ----------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, net
  gain/(loss) on sales of real estate
  and extraordinary items..............      418,569       371,175         92,578           48,103          68,080        3,012
Minority interests.....................       (1,981)       (2,114)          (789)            (912)         (2,086)      (2,129)
Income from investment in
  unconsolidated joint ventures........       13,824        11,267          3,173            1,982           2,093        2,305
Net gain/(loss) on sales of real estate
  and extraordinary items..............       49,113         4,927        (16,240)          12,236           5,338       31,271
                                         -----------   -----------    -----------        ---------      ----------   ----------
Net income.............................      479,525       385,255         78,722           61,409          73,425       34,459
Put option settlement..................       (5,658)           --             --               --              --           --
Preferred distributions................      (43,603)      (32,202)          (649)              --              --           --
                                         -----------   -----------    -----------        ---------      ----------   ----------
Net income available for Units.........  $   430,264   $   353,053    $    78,073        $  61,409      $   73,425   $   34,459
                                         ===========   ===========    ===========        =========      ==========   ==========
Net income available per weighted
  average Unit outstanding -- Basic....        $1.49         $1.25          $0.44
                                         ===========   ===========    ===========
Net income available per weighted
  average Unit outstanding --
  Diluted..............................        $1.48         $1.24          $0.43
                                         ===========   ===========    ===========
Weighted average Units outstanding --
  Basic................................  288,326,547   282,114,343    178,647,562
                                         ===========   ===========    ===========
Weighted average Units outstanding --
  Diluted..............................  291,157,204   283,974,532    180,014,027
                                         ===========   ===========    ===========

                                             EOP OPERATING LIMITED PARTNERSHIP               EQUITY OFFICE PREDECESSORS
                                         ------------------------------------------   -----------------------------------------
                                                                     FOR THE PERIOD   FOR THE PERIOD
                                            FOR THE YEARS ENDED      FROM JULY 11,    FROM JANUARY 1,     FOR THE YEARS ENDED
                                               DECEMBER 31,           1997 THROUGH     1997 THROUGH          DECEMBER 31,
                                         -------------------------    DECEMBER 31,       JULY 10,       -----------------------
                                            1999          1998            1997             1997            1996         1995
                                         -----------   -----------   --------------   ---------------   ----------   ----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of period):
Investment in real estate, net of
  accumulated depreciation.............  $12,572,153   $13,331,560    $10,976,319               --      $3,291,815   $2,393,403
Total Assets...........................  $14,046,058   $14,261,291    $11,751,672               --      $3,912,565   $2,650,890
Mortgage debt, unsecured notes and
  lines of credit......................  $ 5,851,918   $ 6,025,405    $ 4,284,317               --      $1,964,892   $1,434,827
Total Liabilities......................  $ 6,336,531   $ 6,472,613    $ 4,591,697               --      $2,174,483   $1,529,334
Minority Interests.....................  $    39,027   $    28,360    $    29,612               --      $   11,080   $   31,587
Preferred Units........................  $   615,000   $   615,000    $   200,000               --              --           --
Partners' Capital/Owners' Equity.......  $ 7,055,500   $ 7,145,318    $ 6,930,363               --      $1,727,002   $1,089,969
OTHER DATA:
General and administrative expenses as
  a percentage of total revenues.......         4.2%          3.8%           4.3%             5.1%            4.6%         5.9%
Number of Office Properties............          294           284            258               --              84           73
Net rentable square feet of Office
  Properties (in millions).............         77.0          75.1           65.3               --            29.2         23.1
Occupancy of Office Properties.........          94%           95%            94%               --             90%          86%
Number of Parking Facilities...........           20            19             17               --              10            3
Number of spaces at Parking
  Facilities...........................       20,506        18,059         16,749               --           7,321        3,323
Funds from Operations(3)...............  $   748,983   $   662,585    $   163,253        $ 113,022      $  160,460   $   96,104
                                         ===========   ===========    ===========        =========      ==========   ==========
Property Net Operating Income(4).......  $ 1,256,180   $ 1,065,714    $   253,418        $ 202,108      $  294,556   $  206,341
                                         ===========   ===========    ===========        =========      ==========   ==========
Earnings before interest, taxes,
  depreciation and amortization(5).....  $ 1,228,913   $ 1,049,577    $   242,969        $ 197,489      $  286,128   $  200,438
                                         ===========   ===========    ===========        =========      ==========   ==========
Cash flow provided by operating
  activities...........................  $   720,711   $   759,151    $   190,754        $  95,960      $  165,975   $   93,878
                                         ===========   ===========    ===========        =========      ==========   ==========
Cash flow (used for) investing
  activities...........................  $   (67,138)  $(2,231,712)   $(1,592,272)       $(571,068)     $ (924,227)  $ (380,615)
                                         ===========   ===========    ===========        =========      ==========   ==========
Cash flow (used for) provided by
  financing activities.................  $  (718,315)  $ 1,310,788    $ 1,630,346        $ 245,851      $1,057,551   $  276,513
                                         ===========   ===========    ===========        =========      ==========   ==========

---------------

(1) The selected financial data at December 31, 1999, 1998, 1997, 1996 and 1995 and for the five years ended December 31, 1999 has been derived from the historical consolidated or combined financial statements of the Company and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors.

(2) Property operating expenses includes real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the
     Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income to Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Funds from Operations".

(4) Property Net Operating Income is defined as rental income including tenant reimbursements, parking and other income less property operating expenses including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income excluding interest expense, taxes, depreciation and amortization, net gain/(loss) on sales of real estate, gains/losses from extraordinary items and income from investment in unconsolidated joint ventures plus the Company's share of EBITDA for the unconsolidated joint ventures. EBITDA is presented because the Company believes this data is used by some investors to evaluate the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of its operating performance due to the significance of the Company's long-lived assets and because this data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of EBITDA, have been, and will be, incurred by the Company. Investors are cautioned that these excluded items are significant components in understanding and assessing the Company's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to activities prior to the Trust's initial public offering ("IPO") on July 11, 1997, contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Market Risk" and "Developments" disclosures, which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of December 31, 1999. Among the factors that the Company has made assumptions are the following:

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

     - The Company's continued access to adequate credit facilities on acceptable terms, including any amounts required for the Cornerstone Merger.

     -  The demand from the Company's customers for office-related services.

1999 HIGHLIGHTS:

     - Acquired ten Office Properties containing approximately 1.9 million square feet and one Parking Facility for approximately $393.2 million in the aggregate.

     - Invested approximately $73.9 million in mezzanine debt financing on the SunAmerica Center office property.

     - Sold four Office Properties containing .7 million square feet in non-core markets and one redevelopment property for approximately $98.0 million.

     - Sold a partial interest in twelve Office Properties for net proceeds of approximately $480 million to Lend Lease Australia/U.S. Properties.

     - Issued the $1.0 Billion Notes in three tranches due in three, five and ten years with an effective overall interest rate of 6.8% per annum and issued the $200 Million Notes due in 30 years with an effective interest rate of 7.6% per annum.

     - Repaid the $328 Million Credit Facility and the $200 Million Credit Facility.

     - Introduced Access, a strategic business service unit providing additional products and services to Equity Office customers. The initial offerings include telecom, office suites, ATMs, training tools, and informational and advertising venues.

     - The Trust received a Private Letter Ruling from the Internal Revenue Service allowing participation in the delivery of telecommunications services to customers without violation of REIT rules.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1998. The buildings and total square feet shown include Properties the Company owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partner's share of the square feet of these Properties, the Company effectively owned approximately 72.9 million square feet of office space as of December 31, 1999.

                                                              OFFICE PROPERTIES           PARKING FACILITIES
                                                        ------------------------------    -------------------
                                                        BUILDINGS    TOTAL SQUARE FEET    GARAGES     SPACES
                                                        ---------    -----------------    --------    -------
PROPERTIES OWNED AS OF:
January 1, 1998.....................................       258          65,291,790           17       16,749
  Acquisitions......................................        28          10,425,595            2        1,310
  Developments placed in service....................         3             257,528           --           --
  Dispositions......................................        (5)           (986,391)          --           --
  Building remeasurements...........................        --             112,205                        --
                                                           ---          ----------           --       ------
December 31, 1998...................................       284          75,100,727           19       18,059
  Acquisitions......................................        10           1,947,639            1        2,575
  Developments placed in service....................         4             610,810            1          589
  Dispositions......................................        (4)           (668,796)          --           --
  Building remeasurements...........................        --              25,230           --           42
  Reclassifications(1)..............................        --                  --           (1)        (759)
                                                           ---          ----------           --       ------
December 31, 1999 ("Total Portfolio")...............       294          77,015,610           20       20,506
                                                           ===          ==========           ==       ======

---------------
(1) The 601 Tchoupitoulas garage was previously considered a stand-alone garage and included in the number of Parking Facilities owned by the Company. Effective in the second quarter of 1999, this garage is no longer considered a stand-alone Parking Facility.

     As a result of the acquisition and disposition of Properties, the financial data presented shows changes in revenues and expenses from period-to-period. Therefore the Company does not believe its period-to-period financial data are comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

     As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 236 Office Properties and 16 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                           TOTAL PORTFOLIO                                 CORE PORTFOLIO
                            ---------------------------------------------   ---------------------------------------------
                                                      INCREASE/      %                                INCREASE/      %
                               1999         1998      (DECREASE)   CHANGE      1999         1998      (DECREASE)   CHANGE
                            ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
                                                               (DOLLARS IN THOUSANDS)
Property revenues.........  $1,919,056   $1,658,420    $260,636    15.7%    $1,379,062   $1,314,411    $ 64,651     4.9%
Fee income................       8,939        9,571        (632)    (6.6)           --           --          --       --
Interest/dividend
  income..................      14,248       11,708       2,540     21.7         1,554        1,844        (290)   (15.7)
                            ----------   ----------    --------    -----    ----------   ----------    --------    -----
    Total revenues........   1,942,243    1,679,699     262,544     15.6     1,380,616    1,316,255      64,361      4.9
                            ----------   ----------    --------    -----    ----------   ----------    --------    -----
Interest expense..........     413,995      338,611      75,384     22.3       110,731      139,927     (29,196)   (20.9)
Depreciation and
  amortization............     358,989      305,982      53,007     17.3       262,894      243,006      19,888      8.2
Property operating
  expenses................     662,876      592,706      70,170     11.8       477,623      469,771       7,852      1.7
Ground rent...............       6,887        7,661        (774)   (10.1)        6,179        7,203      (1,024)   (14.2)
General and
  administrative..........      80,927       63,564      17,363     27.3           468          403          65     16.1
                            ----------   ----------    --------    -----    ----------   ----------    --------    -----
    Total expenses........   1,523,674    1,308,524     215,150     16.4       857,895      860,310      (2,415)    (0.3)
                            ----------   ----------    --------    -----    ----------   ----------    --------    -----
Income before allocation
  to minority interests,
  income from investment
  in unconsolidated joint
  ventures, net gain on
  sales of real estate and
  extraordinary items.....     418,569      371,175      47,394     12.8       522,721      455,945      66,776     14.6
Minority Interests........      (1,981)      (2,114)        133     (6.3)       (1,972)      (2,096)        124     (5.9)
Income from investment in
  unconsolidated joint
  ventures................      13,824       11,267       2,557     22.7        10,512        8,928       1,584     17.7
Net gain on sales of real
  estate..................      59,661       12,433      47,228    379.9            --           --          --       --
Extraordinary items.......     (10,548)      (7,506)     (3,042)    40.5        (9,527)          --      (9,527)      --
                            ----------   ----------    --------    -----    ----------   ----------    --------    -----
Net income................  $  479,525   $  385,255    $ 94,270    24.5%    $  521,734   $  462,777    $ 58,957    12.7%
                            ==========   ==========    ========    =====    ==========   ==========    ========    =====
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general
  and administrative,
  ground rent and interest
  expense.................  $1,256,180   $1,065,714    $190,466    17.9%    $  901,439   $  844,640    $ 56,799     6.7%
                            ==========   ==========    ========    =====    ==========   ==========    ========    =====

Property Revenues

     The increase in property revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from 93.8% at January 1, 1998 to 94.6% at December 31, 1999. This increase represents approximately .5 million square feet of additional occupancy in the Core Portfolio.

     Property revenues for the Total Portfolio include lease termination fees of approximately $15.9 million and $15.5 million for the years ended December 31, 1999 and 1998, respectively, and property revenues for the Core Portfolio include lease termination fees of approximately $12.8 million and $14.0 million for the years ended December 31, 1999 and 1998, respectively (lease termination fees are included in the "other revenue" category on the consolidated statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the

Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property revenues for the Total Portfolio also include straight-line rent adjustments of approximately $65.4 million and $68.1 million for the years ended December 31, 1999 and 1998, respectively. Property revenues for the Core Portfolio include straight-line rent adjustments of approximately $44.7 million and $58.0 million for the years ended December 31, 1999 and 1998, respectively.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding primarily attributable to property acquisitions. The following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets decreased to 41.7% from 42.3%.

     - Interest coverage ratio decreased to 2.9 times from 3.0 times.

     - Weighted average interest rate increased to 7.2% from 7.1%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt with proceeds from various unsecured notes offerings and borrowing on the lines of credit. Interest expense on the unsecured notes and the lines of credit is not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made to the Properties.

Property Operating Expenses

     Core Portfolio property operating expenses increased due to an increase in real estate tax expense of approximately $10.1 million due to higher property tax assessments in certain markets and an increase in insurance expense. These increases were partially offset by decreases in repairs and maintenance and other property operating expenses.

General and Administrative Expenses

     General and administrative expenses increased due to increases in the size of the Company's portfolio and additional expenses associated with being a public company. During 1999, the Company made significant investments in its information systems, including the hiring of additional personnel and established a real estate services group. In addition, the Company incurred severance costs during 1999 that were not incurred in 1998. While general and administrative expenses are expected to continue to increase along with any increase in the size of the Company's portfolio, it is also anticipated that the Company will realize economies of scale with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the partial sale of twelve Office Properties in December 1999. The Company retained an equity interest in the twelve Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 77 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                            TOTAL PORTFOLIO                              CORE PORTFOLIO
                              -------------------------------------------   -----------------------------------------
                                                      INCREASE/      %                            INCREASE/      %
                                 1998        1997     (DECREASE)   CHANGE     1998       1997     (DECREASE)   CHANGE
                              ----------   --------   ----------   ------   --------   --------   ----------   ------
                                                              (DOLLARS IN THOUSANDS)
Property revenues...........  $1,658,420   $733,730    $924,690    126.0%   $624,598   $587,006    $ 37,592      6.4%
Fee income..................       9,571      4,950       4,621      93.4         --         --          --        --
Interest/dividend income....      11,708     13,392      (1,684)    (12.6)     1,199      1,408        (209)    (14.8)
                              ----------   --------    --------    ------   --------   --------    --------    ------
    Total revenues..........   1,679,699    752,072     927,627     123.3    625,797    588,414      37,383       6.4
                              ----------   --------    --------    ------   --------   --------    --------    ------
Interest expense............     338,611    157,156     181,455     115.5     83,296    118,583     (35,287)    (29.8)
Depreciation and
  amortization..............     305,982    136,380     169,602     124.4    113,005    106,782       6,223       5.8
Property operating
  expenses..................     592,706    278,204     314,502     113.0    221,855    217,748       4,107       1.9
Ground rent.................       7,661      4,760       2,901      60.9      4,413      4,611        (198)     (4.3)
General and
  administrative............      63,564     34,891      28,673      82.2        334        440        (106)    (24.1)
                              ----------   --------    --------    ------   --------   --------    --------    ------
    Total expenses..........   1,308,524    611,391     697,133     114.0    422,903    448,164     (25,261)     (5.6)
                              ----------   --------    --------    ------   --------   --------    --------    ------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, gain on sales of
  real estate and
  extraordinary items.......     371,175    140,681     230,494     163.8    202,894    140,250      62,644      44.7
Minority interests..........      (2,114)    (1,701)       (413)     24.3     (2,026)    (1,679)       (347)     20.7
Income from investment in
  unconsolidated joint
  ventures..................      11,267      5,155       6,112     118.6      2,605      2,432         173       7.1
Gain on sales of real
  estate....................      12,433     12,636        (203)     (1.6)        --         --          --        --
Extraordinary items.........      (7,506)   (16,640)      9,134     (54.9)        --    (14,971)     14,971    (100.0)
                              ----------   --------    --------    ------   --------   --------    --------    ------
Net income..................  $  385,255   $140,131    $245,124    174.9%   $203,473   $126,032    $ 77,441     61.4%
                              ==========   ========    ========    ======   ========   ========    ========    ======
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense...................  $1,065,714   $455,526    $610,188    134.0%   $402,743   $369,258    $ 33,485      9.1%
                              ==========   ========    ========    ======   ========   ========    ========    ======

Property Revenues

     The increase in property revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from 91.9% at January 1, 1997 to 96.1% as of December 31, 1998. This increase represents approximately 1.2 million square feet of additional occupancy in the Core Portfolio.

     Property revenues for the Total Portfolio include lease termination fees of approximately $15.5 million and $3.9 million for the years ended December 31, 1998 and 1997, respectively, and property revenues for the Core Portfolio include lease termination fees of approximately $3.7 million and $3.8 million for the years ended December 31, 1998 and 1997, respectively, (lease termination fees are included in the "other revenue" category on the consolidated and combined statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property revenues for the Total Portfolio include straight-line rent adjustments of approximately $68.1 million and $27.7 million, for the years ended December 31, 1998 and 1997, respectively. Property revenues for the Core Portfolio include straight-line rent adjustments of approximately $26.2 million and $23.4 million, for the years ended December 31, 1998 and 1997, respectively.

Fee Income

     The increase in fee income for the Total Portfolio is mainly due to lease commissions received of approximately $2.8 million at a single property and the addition of several properties the Company manages.

Interest/Dividend Income

     Interest/dividend income for the Total Portfolio decreased mainly as a result of less cash and cash equivalents on deposit during 1998 partially offset by dividend income earned during the year on an investment in preferred securities.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding attributable primarily to Property acquisitions. The following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 42.3% from 36.5%.

     - Interest coverage ratio increased to 3.0 times from 2.8 times.

     - Weighted average interest rate decreased to 7.1% from 7.2%.

     The decrease in interest expense in the Core Portfolio is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt. Interest on unsecured debt is not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased as a result of Properties acquired and capital and tenant improvements made during 1998 and 1997. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements. In addition, a portion of the increase in the depreciation and amortization expense for the Total and Core Portfolio was due to recording substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of real estate taxes. Real estate taxes increased approximately $4.6 million from the prior period of which approximately $2.3 million related to higher property tax assessments in certain markets and $2.3 million related to lower real estate tax refunds. Insurance expense decreased approximately $1.6 million from the prior period as the Company's ability to achieve economies of scale on its insurance coverage resulted in lower premiums in 1998.

General and Administrative Expenses

     General and administrative expenses increased due to the size of the Company's portfolio increasing and additional expenses associated with being a public company. While general and administrative expenses are expected to continue to increase along with any increase in the size of the portfolio, it is currently anticipated that the Company's general and administrative expenses as a percentage of total revenues will remain stable with future growth. General and administrative expense was approximately 3.8% and 4.6% of total revenues for the years ended December 31, 1998 and 1997, respectively.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for 1999, 1998, and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to January 1, 1998.

                                              TOTAL PORTFOLIO                            CORE PORTFOLIO
                                  ---------------------------------------   ----------------------------------------
                                                      INCREASE/      %                          INCREASE/       %
                                   1999      1998     (DECREASE)   CHANGE    1999      1998     (DECREASE)   CHANGE
                                  -------   -------   ----------   ------   -------   -------   ----------   -------
                                                                (DOLLARS IN THOUSANDS)
Property revenues...............  $37,236   $29,435    $ 7,801      26.5%   $32,617   $29,295    $ 3,322       11.3%
Interest/dividend income........      495       140        355      253.6        77       140        (63)      (45.0)
                                  -------   -------    -------     ------   -------   -------    -------     -------
         Total revenues.........   37,731    29,575      8,156       27.6    32,694    29,435      3,259        11.1
                                  -------   -------    -------     ------   -------   -------    -------     -------
Interest expense................    3,181     5,496     (2,315)     (42.1)    3,014     5,490     (2,476)      (45.1)
Depreciation and amortization...    6,581     5,542      1,039       18.7     5,505     5,542        (37)       (0.7)
Property operating expenses.....    7,905     8,096       (191)      (2.4)    7,716     8,093       (377)       (4.7)
Ground rent.....................       50        50         --         --        50        50         --          --
General and administrative......      105        72         33       45.8       105        72         33        45.8
                                  -------   -------    -------     ------   -------   -------    -------     -------
         Total expenses.........   17,822    19,256     (1,434)      (7.4)   16,390    19,247     (2,857)      (14.8)
                                  -------   -------    -------     ------   -------   -------    -------     -------
Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint
  ventures......................   19,909    10,319      9,590       92.9    16,304    10,188      6,116        60.0
Minority interests..............     (463)     (360)      (103)      28.6      (463)     (360)      (103)       28.6
Income from investment in
  unconsolidated joint
  ventures......................    1,740     1,884       (144)      (7.6)    1,740     1,884       (144)       (7.6)
                                  -------   -------    -------     ------   -------   -------    -------     -------
Net income......................  $21,186   $11,843    $ 9,343      78.9%   $17,581   $11,712    $ 5,869       50.1%
                                  =======   =======    =======     ======   =======   =======    =======     =======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense.......................  $29,331   $21,339    $ 7,992      37.5%   $24,901   $21,202    $ 3,699       17.4%
                                  =======   =======    =======     ======   =======   =======    =======     =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of ten Parking Facilities acquired prior to January 1, 1997.

                                            TOTAL PORTFOLIO                            CORE PORTFOLIO
                                ---------------------------------------   ----------------------------------------
                                                    INCREASE/      %                          INCREASE/       %
                                 1998      1997     (DECREASE)   CHANGE    1998      1997     (DECREASE)   CHANGE
                                -------   -------   ----------   ------   -------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Property revenues.............  $29,435   $22,211     $7,224      32.5%   $23,467   $20,669     $2,798       13.5%
Interest/dividend income......      140       249       (109)     (43.8)      139       249       (110)      (44.2)
                                -------   -------     ------     ------   -------   -------     ------     -------
         Total revenues.......   29,575    22,460      7,115       31.7    23,606    20,918      2,688        12.9
                                -------   -------     ------     ------   -------   -------     ------     -------
Interest expense..............    5,496     5,427         69        1.3     5,490     5,426         64         1.2
Depreciation and
  amortization................    5,542     3,954      1,588       40.2     4,628     3,755        873        23.2
Property operating expenses...    8,096     4,950      3,146       63.6     6,401     4,613      1,788        38.8
Ground rent...................       50        46          4        8.7        50        46          4         8.7
General and administrative....       72        55         17       30.9        53        55         (2)       (3.6)
                                -------   -------     ------     ------   -------   -------     ------     -------
         Total expenses.......   19,256    14,432      4,824       33.4    16,622    13,895      2,727        19.6
                                -------   -------     ------     ------   -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures....................   10,319     8,028      2,291       28.5     6,984     7,023        (39)       (0.6)
Minority interests............     (360)     (323)       (37)      11.5      (360)     (323)       (37)       11.5
Income from investment in
  unconsolidated joint
  ventures....................    1,884     2,461       (577)     (23.4)       --        --         --          --
                                -------   -------     ------     ------   -------   -------     ------     -------
Net income....................  $11,843   $10,166     $1,677      16.5%   $ 6,624   $ 6,700     $  (76)     (1.1)%
                                =======   =======     ======     ======   =======   =======     ======     =======
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense........  $21,339   $17,261     $4,078      23.6%   $17,066   $16,056     $1,010        6.3%
                                =======   =======     ======     ======   =======   =======     ======     =======

PROPERTY DISPOSITIONS

     The Company has disposed of the following properties since January 1, 1997:

YEAR                                              PROPERTY
----                      ---------------------------------------------------------
1999....................  Atrium Towers 5100                     SunTrust Center(1)
                          Brookline 215 Fremont                  Promenade II(1)
                          Street One Columbus 10                 Pasadena Towers(1)
                          & 30 South Wacker(1)                   Preston Commons(1)
                          Bank One Center(1)                     Sterling Plaza(1)

1998....................  First Union Center                     Westshore Center
                          One Clearlake Centre                   Walker Building
                          Tampa Commons

1997....................  Barton Oaks Plaza II                   8383 Wilshire

     After the Company sold the above properties, the Company continued as the property manager for One Columbus, First Union Center, One Clearlake Centre, Tampa Commons and Westshore Center as well as the Properties described in Note
(1) below. Below is a summary of the results of operations of these office properties through their respective disposition dates:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Property revenue...........................................  $166,113    $187,876    $132,647
Interest income............................................       300         103         149
                                                             --------    --------    --------
          Total income.....................................   166,413     187,979     132,796
                                                             --------    --------    --------
Interest expense...........................................    10,762      12,803      21,077
Depreciation and amortization..............................    26,580      30,250      22,788
Property operating expense.................................    59,124      70,486      47,503
Ground Rent................................................        --         265          --
General and administrative.................................        44          75          77
                                                             --------    --------    --------
          Total expenses...................................    96,510     113,879      91,445
                                                             --------    --------    --------
Income before gain on sales of real estate and
  extraordinary items......................................    69,903      74,100      41,351
Minority interest -- partially owned properties............        (9)        (19)         (4)
Gain on sales of real estate and extraordinary items.......    58,869      12,433       9,599
                                                             --------    --------    --------
Net income.................................................  $128,763    $ 86,514    $ 50,946
                                                             ========    ========    ========
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense.....................................  $106,989    $117,390    $ 85,144
                                                             ========    ========    ========

---------------
(1) These Office Properties were partially sold in December 1999. The above condensed statements of operations include the results of operations for these Properties through their disposition date. Since the Company retained an equity interest in these Office Properties and shares equally in the control of the operations and major decisions of these Properties, the Company now accounts for these Properties under the equity method of accounting. The following table shows the Company's share of the results of operations excluding the gain on sales of real estate from these Properties under the equity method as if they were partially sold on January 1, 1997 or the Properties original acquisition date if the Property was acquired subsequent to January 1, 1997:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
     Net income.............................................  $35,650     $32,992     $12,733
                                                              =======     =======     =======
     Interest expense.......................................  $ 4,399     $ 4,693     $ 6,316
                                                              =======     =======     =======
     Depreciation and amortization (real estate related)....  $13,539     $13,622     $ 6,753
                                                              =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, the Company has established annual distribution rates as follows:

     - $1.68 per annum per Unit

     - 8.98% per annum ($2.245 per unit) per Series A Preferred Unit

     - 5.25% per annum ($2.625 per unit) per Series B Preferred Unit

     - 8.625% per annum ($2.15625 per unit) per Series C Preferred Unit

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and borrowings under its unsecured credit facilities. The Company also expects that its unsecured credit facilities will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or capital financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at December 31, 1999 and 1998, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $3.9 million and $2.7 million) of approximately $10.6 million and $17.8 million, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain property acquisitions and the issuances of unsecured notes.

                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
DEBT SUMMARY:                                                        (DOLLARS IN THOUSANDS)
Balance
  Fixed rate................................................     $5,272,608          $4,739,018
  Variable rate.............................................        579,310           1,286,387
                                                                 ----------          ----------
     Total..................................................     $5,851,918          $6,025,405
                                                                 ==========          ==========
Percent of total debt:
  Fixed rate................................................          90.1%               78.7%
  Variable rate.............................................           9.9%               21.3%
                                                                 ----------          ----------
     Total..................................................         100.0%              100.0%
                                                                 ==========          ==========
Effective interest rate at end of period:
  Fixed rate................................................           7.1%                7.3%
  Variable rate.............................................           7.4%                6.4%
                                                                 ----------          ----------
     Effective interest rate................................           7.2%                7.1%
                                                                 ==========          ==========

     A majority of the variable rate debt shown above bears interest based on various spreads over LIBOR.

MORTGAGE FINANCING

     As of December 31, 1999, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $264.8 million) consisted of approximately $1.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $126.3 million of variable rate debt based on various spreads over LIBOR or the prime rate. The Company's mortgage debt at December 31, 1999 will mature as follows:

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                                -----------
2000........................................................    $  186,809
2001........................................................       200,194
2002........................................................        73,151
2003........................................................       184,454
2004........................................................       224,070
Thereafter..................................................       864,619
                                                                ----------
     Subtotal...............................................     1,733,297
Net premium (net of accumulated amortization of $4.0
  million)..................................................        10,574
                                                                ----------
     Total..................................................    $1,743,871
                                                                ==========

     In February 2000, upon its maturity, the mortgage note secured by the Civic Opera House was repaid in the amount of approximately $30.6 million.

     The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

CREDIT FACILITIES

Lines of Credit

     In 1998, the Company obtained a revolving credit facility for $1.0 billion (the "$1.0 Billion Credit Facility") maturing on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the facility which are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs from the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee (based on the aggregate amount of the facility) equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of March 1, 2000 and December 31,1999, there was approximately $397.6 million and $453.0 million outstanding on the facility, respectively.

     In January 2000, the Company obtained an additional unsecured borrowing facility from the Chase Manhattan Bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 1, 2000, the Company owed $200 million under this facility at a weighted-average rate of 6.4%. On each of March 15, 2000 and March 24, 2000, the note is repayable in two $100 million installments.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes outstanding as of December 31,1999:

                                                                 (DOLLARS IN     STATED    EFFECTIVE
TRANCHE                                                          THOUSANDS)       RATE      RATE(1)
-------                                                         -------------    ------    ---------
3 Year Notes due 2002.......................................     $  200,000       6.4%        6.6%
4 Year MOPPRS due 2002(2)...................................        250,000       6.4%        6.3%
5 Year Notes due 2003.......................................        300,000       6.4%        6.8%
5 Year Notes due 2004.......................................        300,000       6.5%        6.7%
6 Year Notes due 2004.......................................        250,000       6.5%        6.7%
7 Year Notes due 2004.......................................         30,000       7.2%        7.3%
7 Year Notes due 2005.......................................        400,000       6.6%        7.0%
8 Year Notes due 2005.......................................         50,000       7.4%        7.7%
9 Year Notes due 2006.......................................         50,000       7.4%        7.7%
9 Year Notes due 2007.......................................        300,000       6.8%        6.8%
10 Year Notes due 2007......................................         50,000       7.4%        7.7%
10 Year Notes due 2008......................................        300,000       6.8%        7.0%
10 Year Notes due 2009......................................        500,000       6.8%        6.9%
20 Year Notes due 2018......................................        250,000       7.3%        7.6%
30 Year Notes due 2028......................................        225,000       7.3%        7.3%
30 Year Notes due 2029......................................        200,000       7.5%        7.6%
                                                                 ----------       ---         ---
  Subtotal..................................................      3,655,000       6.8%        7.0%
                                                                                  ===         ===
Net premium (net of accumulated amortization of $.1
  million)..................................................             47
                                                                 ----------
  Total.....................................................     $3,655,047
                                                                 ==========

---------------
(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs, and premiums and discounts on certain unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

     The Company previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $1.2 billion of unsecured notes in 1999 under this registration statement.

Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of the Trust's Common Shares and the Company's Units during 1999 is as follows:

                                                     COMMON SHARES      UNITS          TOTAL
                                                     -------------    ----------    -----------
Balance at January 1, 1999.......................     259,901,657     28,645,699    288,547,356
  Common Shares exchanged for Units(1)...........      (8,220,969)     8,220,969             --
  Repurchases(2).................................      (1,040,034)    (1,189,652)    (2,229,686)
  Units redeemed for Common Shares...............         833,493       (833,493)            --
  Put Options exercised..........................              --     (1,675,000)    (1,675,000)
  Units issued for Palo Alto Square
     acquisition.................................              --      1,035,389      1,035,389
  Restricted Shares retired......................         (20,000)            --        (20,000)
  Share options exercised........................         128,287             --        128,287
                                                      -----------     ----------    -----------
Balance at December 31, 1999.....................     251,582,434     34,203,912    285,786,346
                                                      ===========     ==========    ===========

---------------
(1) Certain Common Shares were placed in escrow subject to release pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of Consolidation. In 1999, 11,332,203 Common Shares were released from escrow and 8,220,969 of such Common Shares were cancelled and exchanged for Units, which represented a reallocation of Units owned by the Trust to other minority interest partners. This reallocation did not change the total number of Units outstanding or the amount of fully diluted Common Shares and Units outstanding.

(2) In 1999, the Trust announced a share repurchase plan. During 1999, 715,600 Common Shares were repurchased at an average share price of $23.14 for approximately $16.6 million in the aggregate and were retired along with a corresponding number of Units. An additional 4,742,500 Common Shares were repurchased and retired, along with a corresponding number of Units, between January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate. In February 2000, the Trust suspended its share repurchase plan in anticipation of the Cornerstone Merger. Prior to the implementation of the Trust's share repurchase plan, the Trust repurchased 324,434 Common Shares and the Company repurchased approximately 1.2 million Units in a private transaction, which resulted in the Company repurchasing an equivalent number of Units from the Trust.

     The Trust previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Trust may or may not issue the securities separately or together, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

CORNERSTONE MERGER

     On February 11, 2000, the Trust, the Company, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into the Trust and Cornerstone Partnership will merge with and into the Company (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or 0.7009 of the Trust's Common Shares based on a prevailing transaction price of $25.68125 per common share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending the existing line of credit.

     The Cornerstone Merger is expected to be completed in the third quarter of 2000 and is subject to the approval of the shareholders of the Trust and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 380 office properties consisting of approximately 95.5 million square feet.

MARKET RISK

QUALITATIVE INFORMATION ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and unitholders and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2029) has a fixed interest rate, which minimizes the risk of fluctuating interest rates. The Company also utilizes certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

     As of December 31, 1999, the Company has total outstanding debt of approximately $5.9 billion of which approximately $.6 billion, or 10%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by 10% (or approximately 74 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $4.3 million. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $157.1 million. If market rates of interest on the Company's variable rate debt decrease by 10% (or approximately 74 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $4.3 million. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $166.2 million.

     As of December 31, 1998, the Company had total outstanding debt of approximately $6.0 billion of which approximately $1.3 billion, or 21%, was variable rate debt. If market rates of interest on the Company's variable rate debt increased by 10% (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would have decreased future earnings and cash flows by approximately $8.2 million. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would have decreased by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decreased by 10% (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would have increased future earnings and cash flows by approximately $8.2 million. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would have increased by approximately $146.0 million.

Market Rate Risk

     On August 12, 1999, the Trust and the WR Holders amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Trust and the WR Holders also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of the 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to partners' capital.

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders), the WR Holders can require the Trust to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales will result in the Company making an equal payment to the Trust and will be recorded as a reduction in partners' capital. For put options exercised as aforesaid; any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

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

     The Company has several investments in marketable securities. If the market price of these securities increases or decreases by 10%, the Company's investment in the securities would increase or decrease by approximately $7.4 million. The change in market price would also be reflected as a corresponding adjustment to accumulated other comprehensive income. There will be no impact on earnings or cash flows of the Company from market price fluctuations unless the Company disposes of its investments.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company's financial structure.

CAPITAL IMPROVEMENTS

     The Company considers capital improvements and revenue enhancing tenant improvements when a property is acquired in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the following two years are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the years ended December 31, 1999, 1998 and 1997 were approximately $64.9 million, $44.1 million and $46.8 million, respectively or $.84, $.59 and $.72 per square foot, respectively. These amounts exclude capital and tenant improvements of approximately $133.2 million, $70.0 million and $31.2 million incurred for the years ended December 31, 1999, 1998 and 1997, respectively, for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the years ended December 31, 1999, 1998 and 1997. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
Number of Office Properties.................................      294      284      258
Rentable square feet (in millions)..........................     77.0     75.1     65.3
Annual capital expenditures per square foot.................    $0.22    $0.17    $0.08

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the years ended December 31, 1999, 1998 and 1997. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                1999(1)     1998(1)     1997(1)
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Number of Office Properties.................................        294         284         258
Rentable square feet (in millions)..........................       77.0        75.1        65.3
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................    $23,873     $42,817     $18,272
  Per square foot improved..................................    $ 20.25     $ 16.33     $ 19.74
  Per total square foot.....................................    $  0.31     $  0.57     $  0.27
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................    $31,638     $27,176     $ 8,334
  Per square foot improved..................................    $  7.30     $  7.74     $  5.73
  Per total square foot.....................................    $  0.41     $  0.36     $  0.12
Retenanted space:
  Amounts (in thousands)....................................    $52,056     $33,324     $14,806
  Per square foot improved..................................    $ 13.88     $ 16.97     $ 15.10
  Per total square foot.....................................    $  0.68     $  0.44     $  0.22
                                                                -------     -------     -------
Total non-revenue enhancing (in thousands)..................    $83,694     $60,500     $23,140
Per square foot improved....................................    $ 10.35     $ 11.05     $  9.50
Per total square foot.......................................    $  1.09     $  0.80     $  0.35

---------------

(1) The per square foot calculations as of December 31, 1999, 1998 and 1997 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the year divided by the total square footage being improved or total building square footage. The actual amounts incurred as of December 31, 1999, 1998 and 1997 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      1999         1998         1997
                                                                    --------     --------     --------
                                                                          (DOLLARS IN MILLIONS)
    Revenue enhancing...........................................     $32.9        $39.0        $18.4
    Non-revenue enhancing renewal...............................     $31.9        $33.2        $12.4
    Non-revenue enhancing retenanted............................     $57.4        $51.9        $33.5

DEVELOPMENTS

     The Company currently owns several Properties in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the line of credit. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of December 31, 1999, the Company had incurred approximately $229.2 million of costs in connection with the Properties being developed. The Properties under development as of December 31, 1999 are as follows:

                                               ESTIMATED
                                                 PLACE                                           TOTAL
                                               IN SERVICE   PERCENT     SQUARE       COSTS     ESTIMATED
PROPERTY                       LOCATION         DATE(a)     LEASED       FEET      INCURRED     COSTS(a)
--------                   -----------------   ----------   -------   ----------   ---------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
Prominence in Buckhead(b)  Atlanta, GA          3Q/1999        58%       424,635   $ 77,519     $ 91,000
150 California             San Francisco, CA    1Q/2000        11%       201,554     42,939       66,000
John Marshall III          McLean, VA           1Q/2000       100%       180,000     42,602       48,000
Riverside Center           Newton, MA           2Q/2000        82%       494,710     72,331      112,000
                                                              ---     ----------   --------     --------
                                                               65%     1,300,899    235,391      317,000
TAKE-OUT PROJECTS
World Trade Center(c)      Seattle, WA          2Q/2000       100%       186,787        164       39,000
JOINT VENTURES
Three Bellevue Center(d)   Bellevue, WA         2Q/2000        23%       471,635     36,121       72,000
                                                              ---     ----------   --------     --------
GRAND TOTAL/WEIGHTED
  AVERAGE                                                      58%     1,959,321   $271,676     $428,000
                                                              ===     ==========   ========     ========

BALANCE SHEET RECONCILIATION         COST INCURRED
----------------------------         -------------
Wholly-Owned Developments..........    $235,391
Take Out Projects..................         164
Leasing Commissions(e).............      (6,330)
                                       --------
Developments in process............    $229,225
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

(c) The Company expects to acquire this property upon full occupancy in May 2000. This transaction is contingent upon certain terms and conditions as set forth in its purchase agreement. There can be no assurance that this transaction will be consummated.

(d) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which up to $60 million will be funded by a development loan.

(e) Deferred leasing costs are classified separately on the balance sheet.

     In addition to the properties described above, the Company owns various land parcels available for development. However, no significant development activity is taking place on these sites at this time.

YEAR 2000

OVERVIEW OF Y2K PROBLEM

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19." If the Y2K problem had been left uncorrected, many time sensitive computer systems in use at the Company may have recognized a date using "00" as the year 1900 rather than the year 2000.

THE YEAR 2000 PROGRAM

     Over the course of 1998 and 1999, the Company developed and implemented a Y2K readiness program (the "Program") to identify and correct potential Y2K problems. The initial phase of the Program was devoted to assessing the Company's Y2K readiness. During this phase, the Company inventoried all of its information and operating systems and, through a combination of physical inspections, vendor inquiries and research, determined which of the systems could have potential Y2K problems. When the Company's research or inquiries indicated that a particular system had a Y2K problem, the system was upgraded, replaced or retired. If the assessment revealed only the possibility of a Y2K problem, the Company performed an analysis of the impact that a system failure would have on the Company's operations and the likelihood that such a failure would occur. Based on such analysis, the Company determined whether validation testing of each particular system was warranted. With only minor exceptions, all building operating systems were tested, as well as all information systems that were deemed critical to the Company's operation. During the final phase of the Program, contingency plans were developed for each of the Company's Properties and for most of the information systems that were deemed to be critical. Throughout the implementation of the Program, the Company used its best efforts to keep its tenants, investors and other interested parties apprised of the progress of the Company's Year 2000 Program.

YEAR 2000 PROGRAM RESULTS

     The Year 2000 Program was successful in uncovering and proactively correcting a number of Y2K problems with respect to the Company's information systems and building operating systems. Without limitation, material Y2K problems were corrected in advance of January 1, 2000 with respect to the Company's Network Operating Systems and Accounting and Property Management Systems. Other Y2K problems were identified and corrected in connection with building operating systems, such as the garage revenue control, building automation and card key access systems.

     As a precaution and service to those tenants that were conducting their own Year 2000 tests, each of the Company's Properties was staffed on New Years Eve. Without exception, the Properties continued to operate without interruption after the beginning of the new Millennium. Tests of the Company's building operating systems and information systems on New Years Day did not reveal any problems. The Company is not aware of any Y2K problems that have had a material adverse affect on any of its tenants, contractors or service providers.

YEAR 2000 RELATED COSTS

     The total cost of the Company's Year 2000 Program was approximately $9.2 million. Approximately $1.2 million was spent in connection with the assessment, testing, upgrade, remediation and/or replacement of information systems for the Company. Approximately $7.9 million was incurred to assess, test, upgrade, remediate and/or replace building operation systems. In many cases, the systems that were replaced were at or near the end of their useful life. Many of these systems were previously scheduled for replacement and the correction of potential Y2K problems was not the exclusive reason for the upgrade or replacement. The Company anticipates incurring no additional significant costs related to the Program.

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

     The following table reflects the calculation of the Company's Funds from Operations for the years ended December 31, 1999, 1998 and 1997 on a historical basis:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1999          1998          1997(1)
                                                       ---------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
Income before allocations to minority interests,
  income from investment in unconsolidated joint
  ventures, net gain on sales of real estate and
  extraordinary items..............................    $ 418,569    $   371,175    $   140,681
Add back (deduct):
  (Income) allocated to minority interests for
     partially owned properties....................       (1,981)        (2,114)        (1,701)
  Income from investment in unconsolidated joint
     ventures......................................       13,824         11,267          5,155
  Depreciation and amortization (real estate
     related)......................................      368,490        313,519        130,465
  Net amortization of net discount/premium on
     mortgage debt.................................         (658)           940          2,324
  Put option settlement............................       (5,658)            --             --
  Preferred distributions..........................      (43,603)       (32,202)          (649)
                                                       ---------    -----------    -----------
Funds from Operations(2)...........................      748,983        662,585        276,275
  Less deferred rental revenue.....................      (65,397)       (68,107)       (27,740)
  Plus deferred rental expense.....................        2,083          2,613          2,206
                                                       ---------    -----------    -----------
Adjusted Funds from Operations.....................    $ 685,669    $   597,091    $   250,741
                                                       =========    ===========    ===========
Cash Flow provided by (used for):
  Operating Activities.............................    $ 720,711    $   759,151    $   286,714
  Investing Activities.............................    $ (67,138)   $(2,231,712)   $(2,163,340)
  Financing Activities(3)..........................    $(718,315)   $ 1,310,788    $ 1,876,197
Ratio of earnings to combined fixed charges and
  preferred share distributions....................          1.8            1.8            1.8

---------------

(1) Represents the combined results of Equity Office Predecessors for the period from January 1 through July 10, 1997 and the Company from July 11 through December 31, 1997.

(2) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(3) For the year ended December 31, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk section.

ITEM 8.  FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Partners of EOP Operating Limited Partnership

     We have audited the accompanying consolidated balance sheets of EOP Operating Limited Partnership (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows of the Company for the years ended December 31, 1999 and 1998 and the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in Note 1, for the period from January 1, 1997 to July 10, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EOP Operating Limited Partnership at December 31, 1999 and 1998, the consolidated results of EOP Operating Limited Partnership's operations and cash flows for the years ended December 31, 1999 and 1998 and the period from July 11, 1997 to December 31, 1997, and the combined results of the Equity Office Predecessors', as defined in Note 1, operations and cash flows for the period from January 1, 1997 to July 10, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
February 8, 2000, except for Note 24,
as to which the date is February 15, 2000

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
  Investment in real estate.................................    $12,847,389    $13,349,627
  Developments in process...................................        229,225        268,373
  Land available for development............................        125,926         65,819
  Accumulated depreciation..................................       (630,387)      (352,259)
                                                                -----------    -----------
  Investment in real estate, net of accumulated
    depreciation............................................     12,572,153     13,331,560
  Cash and cash equivalents.................................          2,338         67,080
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,244 and $1,013, respectively)...         54,497         36,193
  Deferred rent receivable..................................        138,697         87,115
  Escrow deposits and restricted cash.......................         19,754        159,576
  Investment in unconsolidated joint ventures...............        865,863        378,534
  Deferred financing costs (net of accumulated amortization
    of $14,863 and $6,242, respectively)....................         55,196         53,181
  Deferred leasing costs (net of accumulated amortization of
    $22,461 and $9,714, respectively).......................         97,743         65,090
  Prepaid expenses and other assets (net of discount on note
    receivable of $62,393 and $0, respectively).............        239,817         82,962
                                                                -----------    -----------
    Total Assets............................................    $14,046,058    $14,261,291
                                                                ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net premium of $10,574 and
    $13,517, respectively)..................................    $ 1,743,871    $ 2,350,088
  Unsecured notes (including a net premium of $47 and
    $4,317, respectively)...................................      3,655,047      2,459,317
  Lines of credit...........................................        453,000      1,216,000
  Accounts payable and accrued expenses.....................        318,003        347,970
  Due to affiliates.........................................             --          1,136
  Dividend/distribution payable.............................          5,446          5,080
  Other liabilities.........................................        161,164         93,022
                                                                -----------    -----------
    Total Liabilities.......................................      6,336,531      6,472,613
                                                                -----------    -----------
  Commitments and contingencies.............................
  Minority Interests -- partially owned properties..........         39,027         28,360
                                                                -----------    -----------
  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 8,000,000
     issued and outstanding.................................        200,000        200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 6,000,000 issued and outstanding.................        300,000        300,000
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,600,000
     issued and outstanding.................................        115,000        115,000
  General Partners Capital..................................         58,381        118,309
  Limited Partners Capital..................................      6,986,181      7,027,009
  Accumulated other comprehensive income....................         10,938             --
                                                                -----------    -----------
    Total Partners' Capital.................................      7,670,500      7,760,318
                                                                -----------    -----------
    Total Liabilities and Partners' Capital.................    $14,046,058    $14,261,291
                                                                ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS

                                                           EOP OPERATING LIMITED PARTNERSHIP
                                                    ------------------------------------------------      EQUITY OFFICE
                                                                                      FOR THE PERIOD      PREDECESSORS
                                                                                      FROM JULY 11,    -------------------
                                                    FOR THE YEAR ENDED DECEMBER 31,    1997 THROUGH    FOR THE PERIOD FROM
                                                    -------------------------------    DECEMBER 31,      JANUARY 1, 1997
                                                         1999             1998             1997           JULY 10, 1997
                                                    --------------   --------------   --------------   -------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues:
  Rental..........................................   $  1,493,196     $  1,299,044     $    314,233         $256,146
  Tenant reimbursements...........................        281,358          239,390           63,196           43,241
  Parking.........................................        112,204           94,241           25,960           21,091
  Other...........................................         32,298           25,745            3,324            6,539
  Fee income......................................          8,939            9,571            2,440            2,510
  Interest / dividends............................         14,248           11,708            3,815            9,577
                                                     ------------     ------------     ------------         --------
    Total revenues................................      1,942,243        1,679,699          412,968          339,104
                                                     ------------     ------------     ------------         --------
Expenses:
  Interest:
    Expense incurred..............................        413,995          338,611           76,675           80,481
    Amortization of deferred financing costs......          4,693            6,404            4,178            2,771
  Depreciation....................................        339,751          291,213           64,695           57,379
  Amortization....................................         14,545            8,365            1,473            5,884
  Real estate taxes...............................        243,778          203,805           47,579           34,000
  Insurance.......................................          9,589            7,736            3,196            3,060
  Repairs and maintenance.........................        209,630          191,588           50,285           45,540
  Property operating..............................        199,879          189,577           52,235           42,309
  Ground rent.....................................          6,887            7,661            2,384            2,376
  General and administrative......................         80,927           63,564           17,690           17,201
                                                     ------------     ------------     ------------         --------
    Total expenses................................      1,523,674        1,308,524          320,390          291,001
                                                     ------------     ------------     ------------         --------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, net gain on sales of real estate and
  extraordinary items.............................        418,569          371,175           92,578           48,103
Minority Interests -- partially owned
  properties......................................         (1,981)          (2,114)            (789)            (912)
Income from investment in unconsolidated joint
  ventures........................................         13,824           11,267            3,173            1,982
Net gain on sales of real estate..................         59,661           12,433              126           12,510
                                                     ------------     ------------     ------------         --------
Income before extraordinary items.................        490,073          392,761           95,088           61,683
Extraordinary items...............................        (10,548)          (7,506)         (16,366)            (274)
                                                     ------------     ------------     ------------         --------
Net income........................................        479,525          385,255           78,722           61,409
Put option settlement.............................         (5,658)              --               --               --
Preferred distributions...........................        (43,603)         (32,202)            (649)              --
                                                     ------------     ------------     ------------         --------
Net income available for Units....................   $    430,264     $    353,053     $     78,073         $ 61,409
                                                     ============     ============     ============         ========
Net income available per weighted average Unit
  outstanding  -- Basic...........................   $       1.49     $       1.25     $       0.44
                                                     ============     ============     ============
Weighted average Units outstanding  -- Basic......    288,326,547      282,114,343      178,647,562
                                                     ============     ============     ============
Net income available per weighted average Unit
  outstanding  -- Diluted.........................   $       1.48     $       1.24     $       0.43
                                                     ============     ============     ============
Weighted average Units outstanding  -- Diluted....    291,157,204      283,974,532      180,014,027
                                                     ============     ============     ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                         AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENT OF CHANGES IN OWNERS' EQUITY

                                                                                                              EQUITY OFFICE
                                                    EOP OPERATING LIMITED PARTNERSHIP                          PREDECESSORS
                                    ------------------------------------------------------------------   ------------------------
                                                                                FOR THE PERIOD FROM        FOR THE PERIOD FROM
                                    FOR THE YEAR ENDED   FOR THE YEAR ENDED    JULY 11, 1997 THROUGH     JANUARY 1, 1997 THROUGH
                                    DECEMBER 31, 1999    DECEMBER 31, 1998       DECEMBER 31, 1997            JULY 10, 1997
                                    ------------------   ------------------   ------------------------   ------------------------
                                                                       (DOLLARS IN THOUSANDS)
PARTNERS' CAPITAL:
Balance, beginning of period.......     $7,760,318           $7,130,363              $       --                $        --
  Net proceeds from IPO............             --                   --                 564,506                         --
  Contribution of net assets from
    Consolidation at fair value in
    exchange for Units.............             --                   --               2,830,919                         --
  Issuance of Units, put options
    and warrants for
    acquisitions...................         24,476              204,008                 357,672                         --
  Amortization of restricted share
    awards.........................          4,933                3,129                      --                         --
  Issuance of Units through
    exercise of share options......          2,681               15,435                      --                         --
  Issuance of preferred units......             --              415,000                 200,000                         --
  Preferred units and other
    offering costs.................           (827)             (14,630)                     --                         --
  Sale of Units, net...............                              43,983                 273,950                         --
  Issuance of Units for Beacon
    Merger.........................             --                   --               2,921,838                         --
  Units issued for restricted units
    and trustee fees...............                                  --                     165                         --
  Issuance of Units in exchange for
    Common Shares..................                                  --                      --                         --
  Units repurchased by the
    Company........................        (51,381)                  --                      --                         --
  Put option settlement............        (61,459)                  --                      --                         --
  Preferred distributions..........        (43,603)             (32,202)                   (649)                        --
  Distributions declared to
    partners.......................       (455,101)            (390,023)                (96,760)                        --
                                        ----------           ----------              ----------                -----------
  Total............................      7,180,037            7,375,063               7,051,641                         --
                                        ----------           ----------              ----------                -----------
  Comprehensive Income:
    Net income.....................        479,525              385,255                  78,722                         --
    Other comprehensive income:
      Unrealized holding gains
        arising during the
        period.....................         10,938                   --                      --                         --
                                        ----------           ----------              ----------                -----------
  Comprehensive Income.............        490,463              385,255                  78,722                         --
                                        ----------           ----------              ----------                -----------
Balance, end of period.............     $7,670,500           $7,760,318              $7,130,363                $        --
                                        ==========           ==========              ==========                ===========
OWNERS' EQUITY:
Balance, beginning of period.......     $       --           $       --              $       --                $ 1,727,002
  Contributions....................             --                   --                      --                    285,542
  Distributions....................             --                   --                      --                   (189,752)
  Net income.......................             --                   --                      --                     61,409
  Contribution of Owners' Equity to
    the Company in connection with
    the Consolidation..............             --                   --                      --                 (1,884,201)
                                        ----------           ----------              ----------                -----------
Balance, end of period.............     $       --           $       --              $       --                $        --
                                        ==========           ==========              ==========                ===========
ALLOCATION OF PARTNERS' CAPITAL:
  General Partners Capital.........     $   58,381           $  118,309              $  115,230                $        --
                                        ==========           ==========              ==========                ===========
  Limited Partners Capital.........     $6,986,181           $7,027,009              $6,815,133                $        --
                                        ==========           ==========              ==========                ===========
  Accumulated other comprehensive
    income.........................     $   10,938           $       --              $       --                $        --
                                        ==========           ==========              ==========                ===========
  8.98% Series A Cumulative
    Redeemable Preferred Units.....     $  200,000           $  200,000              $  200,000                $        --
                                        ==========           ==========              ==========                ===========
  5.25% Series B Convertible,
    Cumulative Redeemable Preferred
    Units..........................     $  300,000           $  300,000              $       --                $        --
                                        ==========           ==========              ==========                ===========
  8.625% Series C Cumulative
    Redeemable Preferred Units.....     $  115,000           $  115,000              $       --                $        --
                                        ==========           ==========              ==========                ===========

                            See accompanying notes.

           EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS
                  OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS
                        COMBINED STATEMENT OF CASH FLOWS

                                                                                                          EQUITY OFFICE
                                                         EOP OPERATING LIMITED PARTNERSHIP                PREDECESSORS
                                                ---------------------------------------------------   ---------------------
                                                    FOR THE YEARS ENDED
                                                       DECEMBER 31,            FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                                ---------------------------   JULY 11, 1997 THROUGH      JANUARY 1, 1997
                                                   1999            1998         DECEMBER 31, 1997     THROUGH JULY 10, 1997
                                                -----------    ------------   ---------------------   ---------------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income before put option settlement and
    preferred distributions...................  $   479,525    $   385,255         $    78,722              $  61,409
  Adjustments to reconcile net income before
    put option settlement and preferred
    distributions to net cash provided by
    operating activities:
    Depreciation and amortization.............      358,989        305,982              70,202                 66,034
    Amortization of premiums/discounts on
      unsecured notes and terminated interest
      rate protection agreements..............        3,690          2,898                 144                     --
    Amortization of deferred revenue included
      in other income.........................         (693)            --                  --                     --
    Compensation related to restricted shares
      issued to employees by the Trust........        4,933          2,829                  --                     --
  Income from unconsolidated joint ventures...      (13,824)       (11,267)             (3,173)                (1,982)
  Gain on sales of real estate, net...........      (59,661)       (12,433)               (126)               (12,510)
  Extraordinary items.........................       10,548          7,506              16,366                    274
  Provision for doubtful accounts.............        1,585            890               1,686                  1,175
  Allocation to minority interests............        1,981          2,114                 789                    912
  Changes in assets and liabilities:
    (Increase) decrease in rents receivable...      (19,889)        (4,552)              2,064                  2,664
    (Increase) in deferred rent receivables...      (51,582)       (67,065)            (21,421)                (8,061)
    Decrease (increase) in prepaid expenses
      and other assets........................          429         10,756             (29,551)                (8,839)
    (Decrease) increase in accounts payable
      and accrued expenses....................      (29,186)        87,569              54,076                  2,916
    (Decrease) increase in due to
      affiliates..............................       (1,136)           403                (898)                  (722)
    Increase (decrease) in other
      liabilities.............................       35,002         48,266              21,874                 (7,310)
                                                -----------    -----------         -----------              ---------
      Net cash provided by operating
         activities...........................      720,711        759,151             190,754                 95,960
                                                -----------    -----------         -----------              ---------
INVESTING ACTIVITIES:
  Property acquisitions.......................     (122,419)    (1,930,172)         (1,508,928)              (531,968)
  Cash received from Beacon Merger............           --             --              79,786                     --
  Proceeds from sales of real estate..........      452,659         10,175                  --                 72,078
  Payment of Beacon Merger costs..............           --             --             (62,069)                    --
  Payments for capital and tenant
    improvements..............................     (297,496)      (207,093)            (99,586)               (59,511)
  Distributions from unconsolidated joint
    ventures..................................       45,536         46,122               4,571                     --
  Investments in unconsolidated joint
    ventures..................................      (32,110)       (42,019)                 --                (44,260)
  Payments of lease acquisition costs.........      (55,065)       (46,337)            (15,043)                (9,260)
  Contributions from minority interest partner
    in partially owned properties.............       11,000             --                  --                     --
  Investment in notes receivable and other
    assets....................................     (112,594)            --                  --                     --
  Investment in preferred securities of
    Capital Trust.............................           --        (48,532)                 --                     --
  Decrease (increase) in escrow deposits and
    restricted cash...........................       43,351        (13,856)              8,997                  1,853
                                                -----------    -----------         -----------              ---------
      Net cash (used for) investing
         activities...........................      (67,138)    (2,231,712)         (1,592,272)              (571,068)
                                                -----------    -----------         -----------              ---------

           EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS
                  OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                         EOP OPERATING LIMITED PARTNERSHIP         EQUITY OFFICE
                                                     ------------------------------------------    PREDECESSORS
                                                                                 FOR THE PERIOD   ---------------
                                                           FOR THE YEARS         FROM JULY 11,    FOR THE PERIOD
                                                        ENDED DECEMBER 31,        1997 THROUGH    FROM JANUARY 1,
                                                     -------------------------    DECEMBER 31,     1997 THROUGH
                                                        1999          1998            1997         JULY 10, 1997
                                                     -----------   -----------   --------------   ---------------
                                                                        (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds from Units, net of offering costs.......           --        43,983        838,456               --
  Repurchase of Units..............................      (51,381)           --             --               --
  Proceeds from exercise of share options..........        2,681        15,435         68,191               --
  Distributions to unitholders.....................     (454,516)     (388,954)       (95,569)              --
  Capital contributions............................           --            --             --          287,949
  Capital distributions............................           --            --             --         (288,652)
  Cash contributed from net assets at the IPO......           --            --        181,138               --
  Put option settlement............................      (59,913)           --             --               --
  Payment of preferred distributions...............      (43,822)      (29,581)            --               --
  Proceeds from sale of preferred units, net of
    offering costs.................................           --       400,487             --               --
  Payment of offering costs........................         (854)         (117)            --               --
  Distributions to minority interest in partially
    owned properties...............................       (2,138)       (3,366)          (371)          (3,401)
  Proceeds from mortgage debt......................        3,374        10,865         84,466          154,090
  Proceeds from unsecured notes....................    1,195,587     2,279,572        180,000               --
  Proceeds from lines of credit....................    1,814,500     4,922,500      2,530,425          218,000
  Principal payments on mortgage debt..............     (519,671)      (38,370)      (838,354)         (47,472)
  Principal payments on lines of credit............   (2,577,500)   (5,841,197)    (1,294,750)         (72,500)
  Payments of loan costs...........................      (11,096)      (22,192)        (7,039)          (1,889)
  Termination of interest rate protection
    agreements.....................................           --       (38,277)            --               --
  Prepayment penalties on early extinguishment of
    debt...........................................      (13,566)           --        (16,247)            (274)
                                                     -----------   -----------    -----------        ---------
      Net cash (used for) provided by financing
         activities................................     (718,315)    1,310,788      1,630,346          245,851
                                                     -----------   -----------    -----------        ---------
  Net (decrease) increase in cash and cash
    equivalents....................................      (64,742)     (161,773)       228,828         (229,257)
  Cash and cash equivalents at the beginning of the
    period.........................................       67,080       228,853             25          410,420
                                                     -----------   -----------    -----------        ---------
  Cash and cash equivalents at the end of the
    period.........................................  $     2,338   $    67,080    $   228,853        $ 181,163
                                                     ===========   ===========    ===========        =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including
    capitalized interest of $18,030, $15,077,
    $1,890 and $3,699, respectively................  $   402,683   $   302,415    $    70,658        $  82,969
                                                     ===========   ===========    ===========        =========

                            See accompanying notes.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership, and the predecessors thereof ("Equity Office Predecessors"). The Company is a subsidiary of Equity Office Properties Trust (the "Trust") which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Trust completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of December 31, 1999, the Company owned or had an interest in 294 office properties (the "Office Properties") containing approximately 77.0 million rentable square feet of office space and owned 20 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 20,506 parking spaces. The weighted average occupancy for the Office Properties at December 31, 1999 was approximately 93.7%. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets.

     On July 11, 1997, the Company consummated the Consolidation in connection with the IPO of the Trust, in which the Trust sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") at $21.00 per Common Share generating gross proceeds of approximately $603.8 million. The Trust contributed the net proceeds from the IPO of approximately $564.5 million to the Company in exchange for 28,750,000 units of partnership interest in the Operating Partnership ("Units"). The Company used the net proceeds of the IPO and available cash reserves to repay debt.

     Concurrent with the IPO, the Equity Office Predecessors contributed their interest in the Properties to the Company in exchange for 126,419,397 Units and 122,927,030 Common Shares of the Trust which resulted in the Company issuing 122,927,030 Units to the Trust. In addition, Equity Group Investments, Inc. an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Operating Partnership in exchange for 8,358,822 Units.

     On December 19, 1997, the Trust, the Company, Beacon Properties Corporation, a Maryland corporation ("Beacon") and Beacon Partnership L.P. ("Beacon Partnership") consummated the merger of Beacon with and into the Trust and Beacon Partnership with and into the Company (the "Beacon Merger") at a cost of approximately $4.3 billion in the form of 89,167,003 Units, of which 80,596,117 Units were issued to the Trust, 8,000,000 preferred units, stock options assumed which would result in the Company issuing additional Units to the Trust, $1.2 billion of debt assumed and merger costs of $85 million. As a result of the Beacon Merger, the Company acquired an interest in 130 Beacon properties containing approximately 20.9 million rentable square feet of office space.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements represent the financial condition and results of the Company and its subsidiaries.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Consolidation and the Beacon Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for these transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair values as of the closing dates of the Consolidation and the Beacon Merger and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors includes interests in the properties owned and the Management Business. The financial statements of Equity Office Predecessors is presented on a combined basis because the properties owned and the Management Business were under common control. All intercompany transactions and balances have been eliminated in combination.

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

Rental Income

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for the amount that the Company expects to collect over the remaining lease term rather than currently ("Deferred Rent Receivable"). When the Company acquires a property the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the year ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997, which were not currently collectible as of such dates, were approximately $65.4 million, $68.1 million, $20.0 million and $7.7 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Investments in marketable equity securities and investments in note receivables are reported at fair value and included in other assets. All marketable equity securities held by the Company at December 31, 1999 were designated as available for sale, with unrealized holding gains and losses included in partners' capital as accumulated other comprehensive income.

     Management believes that the carrying basis of the Company's long-term debt consisting of secured and unsecured borrowings and an interest rate protection agreement approximate their respective fair market values as of December 31, 1999 and 1998, respectively. The current value of debt was computed by discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash and cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     The Company periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated future finance transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on a straight-line basis, which approximates the effective yield method.

Derivatives and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is planning to adopt the standard once it is effective and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

Deferred Revenue

     During 1999, the Company received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to the Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue will be amortized into other income over the terms of the respective license agreements. As of December 31, 1999, approximately

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
$31.6 million is recorded as deferred revenue relating to these agreements and is being amortized over a five-year period. Approximately $.7 million was recorded as other income during 1999.

Income Taxes

     The Company is not liable for federal taxes as the partners recognize their proportionate share of the Company's income or loss in their tax returns. The Office Properties and Parking Facilities are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the Management Business is owned by a corporation and is subject to federal and state income taxes. The Company incurred federal and state income and franchise taxes of approximately $.7 million, $1.7 million, $0.2 million and $0.9 million for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997, and the period from January 1, 1997 through July 10, 1997, respectively, which are included in general and administrative expenses.

     The Trust elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organization and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 1999 and 1998 was approximately $10.3 billion and $9.7 billion, respectively.

Minority Interests -- partially owned properties

     The Company reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from these properties attributable to the minority interests are reflected as minority interests in partially owned properties in the statement of operations.

Use of Estimates

     The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements reported herein. These reclassifications have not changed the 1998 or 1997 results, partners' capital or owners' equity.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Parking Facilities, properties under development and vacant land was as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Land........................................................    $ 1,278,310    $ 1,343,308
Land available for development..............................        125,926         65,819
Building....................................................     11,123,181     11,729,616
Building improvements.......................................        162,628         76,631
Tenant improvements.........................................        261,121        191,936
Furniture and fixtures......................................         22,149          8,136
Developments in process.....................................        229,225        268,373
                                                                -----------    -----------
  Gross investment in real estate...........................     13,202,540     13,683,819
Accumulated depreciation....................................       (630,387)      (352,259)
                                                                -----------    -----------
  Net investment in real estate.............................    $12,572,153    $13,331,560
                                                                ===========    ===========

     During the year ended December 31, 1999, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party, except for Palo Alto Square (see footnote (4) below), and was funded from working capital, credit facilities, assumption of mortgage debt, and/or issuance of Units. During 1998 the Company acquired 28 Office Properties, an office property under development, several vacant land parcels and two Parking Facilities, for a total cost of approximately $2.5 billion including the issuance of 7,043,510 Units at a weighted average price of $25.07 per Unit for a total of approximately $176.6 million. During 1997, the Company acquired 176 Office Properties and seven parking facilities, including those acquired in connection with the Beacon Merger, for a total cost of approximately $6.6 billion.

  DATE                                                           RENTABLE              TOTAL
ACQUIRED              PROPERTY                  LOCATION        SQUARE FEET     ACQUISITION COST(1)
--------    -----------------------------    ---------------    -----------    ----------------------
                                                                               (DOLLARS IN THOUSANDS)
  1/7/99    Texas Commerce Tower             Irving, TX            369,134            $ 55,254
  1/7/99    Computer Associates Tower        Irving, TX            360,815              51,294
 1/28/99    City Center Bellevue             Bellevue, WA          472,587             115,936(2)
 4/30/99    517 Marquette Garage             Minneapolis, MN            --              19,403
 7/13/99    Prominence in Buckhead           Atlanta, GA           424,635              73,005(3)
 10/1/99    Palo Alto Square                 Palo Alto, CA         320,468              78,287(4)
                                                                 ---------            --------
                                             Total               1,947,639            $393,179
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

(4) Palo Alto Square was acquired from a private investment partnership controlled by Mr. Samuel Zell. The terms of the acquisition were reviewed and recommended for Board approval by a special subcommittee of the Board of Trustees of the Trust formed to review related party conflicts between trustees and their affiliates. Upon the recommendation of the special subcommittee, the non-affiliated members of the Board of Trustees of the Trust approved the transaction. The acquisition was funded primarily through the issuance of 1,035,389 Units valued at $23.64 per Unit for a total of approximately $24.5 million and the assumption of $53.2 million in debt.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- DISPOSITIONS

     During 1999 the Company disposed of the following office properties:

                                                           PERCENT OF
  DATE                                                      PROPERTY     RENTABLE      SALES      GAIN/LOSS
  SOLD           PROPERTY                LOCATION             SOLD      SQUARE FEET    PRICE       ON SALE
---------  ---------------------   ---------------------   ----------   -----------   --------   -----------
                                                                                                 (DOLLARS IN
                                                                                                 THOUSANDS)
  5/21/99  Atrium Towers           Oklahoma City, OK         100%         155,865     $  8,600     $   549
  5/21/99  5100 Brookline          Oklahoma City, OK         100%         105,459        4,400        (756)
  6/30/99  215 Fremont Street(a)   San Francisco, CA         100%              --       33,500       6,179
  6/30/99  One Columbus            Columbus, OH              100%         407,472       51,500       2,046
 12/14/99  Various properties(b)   Various                 Various             --      533,901      51,643
                                                                          -------     --------     -------
                                                                          668,796     $631,901     $59,661
                                                                          =======     ========     =======

---------------
(a) 215 Fremont Street was a redevelopment property.

(b) The Company sold an interest in these Office Properties to Lend Lease Australia/US Properties. Prior to the sale, the Company consolidated the financial condition and results of operations of the Office Properties. Upon the sale, the Company retained an equity interest in the Office Properties and shares equally in the control of the operations and major decisions of the Office Properties. Therefore, the Company accounts for its remaining interest in the Office Properties under the equity method of accounting and classifies its net equity investment of approximately $486.9 million as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income from investment in unconsolidated joint ventures is reflected in the consolidated statements of operations. Net proceeds were approximately $480 million from this transaction after giving effect to the buyer's assumption of debt and additional financings.

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

NOTE 5 -- INVESTMENT IN NOTE RECEIVABLE

     On September 2, 1999, the Company acquired a mezzanine-level debt position as part of a debt restructuring related to the SunAmerica Center office property. The property is owned by an unaffiliated party and is located in Century City, California. The Company invested approximately $73.9 million for a 67% share of a $202.2 million Tranche B note. The Company's share of the Tranche B note is approximately $136.0 million. The discount to the face amount of the note of approximately $62.4 million will be amortized to interest income based on the estimated yield of the investment. The Company will also provide property management and leasing services for the property.

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

NOTE 5 -- INVESTMENT IN NOTE RECEIVABLE -- (CONTINUED) the Company's investment in the Tranche B Note for proceeds to the Company of approximately $1.1 million. The proceeds will be amortized to interest income over the term of the Tranche B Note.

     In addition, the Company has the option to acquire 67% of the aggregate face amount of the Tranche D Note and the Tranche E Note debt position from the current holder, an affiliate of the property owner. The current aggregate face amount of the Tranche D Note and Tranche E Note is $15.0 million.

NOTE 6 -- INVESTMENT IN SECURITIES

     The following investments are included in other assets on the Consolidated Balance Sheet.

     During 1999, the Company invested approximately $2.0 million for approximately .1 million common shares of Allied Riser Communications Corporation ("ARC"). ARC is a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by ARC in large- and medium-sized office buildings. The Company and ARC entered into various license agreements allowing ARC to install and provide its services to tenants in certain Office Properties containing approximately 75.6 million square feet. In return for allowing ARC access to the Office Properties, ARC granted the Company, in addition to the purchased securities described above, approximately 1.4 million warrants to acquire an equal number of common shares of ARC for no additional consideration, as well as an additional .2 million common shares for nominal consideration, and other ARC investors transferred approximately .3 million ARC common shares to the Company. The warrants and the common shares were recorded at fair value as deferred revenue and will be amortized over the term of the licensing agreements of five years. The total deferred revenue at December 31, 1999, was approximately $29.1 million. As of December 31, 1999, the fair value of the ARC common shares and warrants, which are exercisable into ARC common shares at the Company's option commencing in April 2000, was approximately $41.5 million. A gross unrealized holding gain of approximately $9.7 million is included in other comprehensive income and represents the increase in the fair value of the ARC securities. A private investment entity controlled by Mr. Zell has a substantial investment in ARC.

     Also during 1999, the Company was granted approximately 2.4 million common shares of Broadband Office, Inc. ("Broadband"). Broadband is also a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks similar to ARC. The Company and Broadband entered into various license agreements allowing Broadband to install and provide its services to tenants in certain Office Properties containing approximately 55.0 million square feet. Broadband granted the common shares to the Company in return for allowing Broadband access to the Office Properties. The common shares were recorded at fair value of approximately $1.3 million and will be amortized over the term of the license agreements of five years. The shares issued to the Company are not currently registered, and Broadband is not currently qualified as a public reporting company under the Securities and Exchange Act of 1934.

     Also during 1999, the Company was issued a warrant to acquire approximately .9 million common shares of Captivate Network, Inc. ("Captivate"). Captivate installs high-resolution, flat-panel screens in elevators, and programs the network with news, features, and advertising. The Company and Captivate entered into a master license agreement allowing Captivate to install its screens in elevators at certain Office Properties. Captivate granted the warrant to the Company in return for executing the master license agreement and for allowing access to the Office Properties. As license agreements for specific Office Properties are executed, a portion of the warrant becomes vested. The vested portion of the warrant was recorded at a fair value of approximately $1.2 million and will be amortized over the term of the license agreements of five years. The warrant issued to the Company is not currently registered, and Captivate is not currently qualified as a public reporting company under the Securities and Exchange Act of 1934.

     In July 1998, the Company purchased 50,000 shares of Capital Trust 8.25% Preferred Securities, $1,000 liquidation preference per share, for $48.5 million. The discount of $1.5 million is being amortized as

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN SECURITIES -- (CONTINUED) additional dividend revenue over the term of 20 years. The preferred shares are convertible at any time into common shares of Capital Trust at a conversion price of $11.70 and are non-callable for five years. The dividend is payable each quarter and commencing in year seven, the dividend will increase by 75 basis points per annum. Mr. Zell is Chairman of the Board of Capital Trust.

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                              COMPANY'S OWNERSHIP
                                                                              AS OF DECEMBER 31,
ENTITY                                                 PROPERTY                      1999
------                                       -----------------------------  -----------------------
EOP -- Orange, L.L.C. and EOP --
  Ramlessview Investors, L.L.C.(1).........  500 Orange Tower                         100%
Civic Parking, L.L.C.......................  St. Louis Parking Garages                 50%
Wright Runstad Associates Limited
  Partnership(2)...........................  N/A                                     28.5%
One Post Office Square Associates..........  One Post Office Square                    50%
BeaMetFed, Inc.(3).........................  75-101 Federal Street                     52%
Rowes Wharf Associates(4)..................  Rowes Wharf                               50%
Lehndorff Four Oaks Place Associates(5)....  Four Oaks Place                         2.55%
Metropoint II Associates(6)................  Metropoint II                             70%
WRC Sunset North, L.L.C.(7)................  Sunset North Corporate Campus             80%
Three Bellevue, L.L.C.(8)..................  Three Bellevue Center                     80%
10 & 30 South Wacker, L.L.C.(9)(10)........  10 & 30 South Wacker                      75%
Monument Center, L.L.C.(10)................  Bank One Center                           25%
Pasadena Towers, L.L.C.(10)................  Pasadena Towers                           25%
Promenade II, L.L.C.(10)...................  Promenade II                              50%
Sun Trust Center, L.L.C.(10)...............  Sun Trust Center                          25%
Preston Commons Limited Partnership(10)....  Preston Commons                           50%
Sterling Plaza Limited Partnership(10).....  Sterling Plaza                            50%
Regus Equity Business Centers,
  L.L.C.(11)...............................  N/A                                     47.5%

---------------
 (1) The Company owns a mortgage note receivable secured by the property and land underlying and adjacent to the property.

 (2) The Company owns a 28.5% non-controlling interest in this property management and development company.

 (3) The Company and the Trust are shareholders in the corporation (a private
     REIT) which owns the property.

 (4) The Company owns a 50% equity interest in the property and 50% of the first mortgage notes.

 (5) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the property.

 (6) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a 150,181 square foot office building in Denver, Colorado, which was completed in 1999. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (7) In July 1998, the Company entered into a joint venture agreement with WRALP, an affiliated party, to develop Sunset North Corporate Campus, a three building, 460,629 square-foot office complex in

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)
     Bellevue, Washington, which was completed in 1999. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (8) In December 1998, the Company entered into a joint venture agreement with WRALP to develop Three Bellevue Center, a 471,635 square foot office building in Bellevue, Washington. Completion of the 22-story office building is scheduled for the second quarter of 2000. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (9) The joint venture partner has the option to increase its ownership in the property by an additional 25% by December 31, 2001, at the greater of 25% of the fair market value at the time of the exercise or $122.5 million.

(10) These properties were partially sold during 1999. See Note 4, footnote (b) for additional information.

(11) The Company owns a 47.5% membership interest in this joint venture. The joint venture provides fully furnished offices with short term, flexible rental agreements to prospective tenants seeking this type of office space.

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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1999         1998
                                                                ----------    --------
                                                                (DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net..........................................    $1,719,417    $488,997
  Other assets..............................................       106,211      78,623
                                                                ----------    --------
     Total Assets...........................................    $1,825,628    $567,620
                                                                ==========    ========
  Mortgage debt.............................................    $  559,344    $243,096
  Other liabilities.........................................        58,793      16,059
  Partners' and shareholders' equity........................     1,207,491     308,465
                                                                ----------    --------
     Total Liabilities and Partners' and Shareholders'
      Equity................................................    $1,825,628    $567,620
                                                                ==========    ========
  Company's share of equity.................................    $  696,502    $159,092
  Net excess of cost of investments over/under the net book
     value of underlying net assets, net of accumulated
     depreciation of $11,679 and $5,854, respectively.......       169,361     219,442
                                                                ----------    --------
  Carrying value of investments in unconsolidated joint
     ventures...............................................    $  865,863    $378,534
                                                                ==========    ========
  Company's share of unconsolidated mortgage debt...........    $  264,751    $124,282
                                                                ==========    ========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    --------
                                                                    (DOLLARS IN THOUSANDS)
Statements of Operations:
  Revenues................................................    $119,566     $107,617     $16,687
                                                              --------     --------     -------
  Expenses:
     Interest expense.....................................      18,787       17,004         793
     Depreciation and amortization........................      19,968       18,916       2,752
     Operating expenses...................................      44,002       37,489       4,638
                                                              --------     --------     -------
       Total expenses.....................................      82,757       73,409       8,183
                                                              --------     --------     -------
  Net income..............................................    $ 36,809     $ 34,208     $ 8,504
                                                              ========     ========     =======
  Company's share of net income...........................    $ 13,824     $ 11,267     $ 5,155
                                                              ========     ========     =======
  Company's share of interest expense.....................    $  9,116     $  8,580     $    --
                                                              ========     ========     =======
  Company's share of depreciation and amortization (real
     estate related)......................................    $ 15,741     $ 14,412     $ 1,524
                                                              ========     ========     =======

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- MORTGAGE DEBT

     The Company had outstanding mortgage indebtedness of approximately $1.7 billion and $2.4 billion as of December 31, 1999 and 1998, respectively. The historical cost, net of accumulated depreciation of encumbered properties at December 31, 1999 and 1998 was approximately $3.8 billion and $5.3 billion, respectively. During the years ended December 31, 1999 and 1998, the following transactions occurred:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of year(1)...........................    $2,336,571    $2,061,860
  Assumed through property acquisitions...................        52,550       302,216
  Repaid/or assumed by buyer upon sale of property........       (81,400)       (7,206)
  Consolidated debt reclassed to investment in
     unconsolidated joint ventures(2).....................       (58,127)           --
  Proceeds from draws.....................................         3,374        10,865
  Repayments/principal amortization.......................      (519,671)      (31,164)
                                                              ----------    ----------
Balance at end of year(1).................................    $1,733,297    $2,336,571
                                                              ==========    ==========

---------------
(1) Excludes net premium on mortgage debt of approximately $10,574, $13,517 and $1,157 as of December 31, 1999, 1998 and 1997, respectively.

(2) See Note 4 footnote (b).

     A summary of the Company's fixed and variable rate mortgage debt is as follows:

Fixed Rate Mortgage Debt

     As of December 31, 1999 and 1998, the Company had outstanding fixed rate mortgage indebtedness of approximately $1.6 billion and $2.3 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1999 and 1998, fixed interest rates ranged from 6.9% to 8.6% and 6.9% to 9.1%, respectively. The weighted average fixed interest rate was approximately 7.5% and 7.6% as of December 31, 1999 and 1998, respectively.

     The Company entered into an interest rate swap agreement in 1995 which effectively fixed the interest rate on a $93.6 million variable rate mortgage loan at 6.9% through the maturity of the loan on June 30, 2000.

Variable Rate Mortgage Debt

     As of December 31, 1999 and 1998, the Company had outstanding variable rate mortgage indebtedness of approximately $126.3 million and $70.4 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. The variable interest rates are based on a variety of options including LIBOR-based interest rates. As of December 31, 1999 and 1998, the weighted average variable interest rate was 7.2% and 6.4%, respectively.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- MORTGAGE DEBT -- (CONTINUED)
Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter as of December 31, 1999 are as follows:

                                                                (DOLLARS IN THOUSANDS)
2000........................................................          $  186,809
2001........................................................             200,194
2002........................................................              73,151
2003........................................................             184,454
2004........................................................             224,070
Thereafter..................................................             864,619
                                                                      ----------
Subtotal....................................................           1,733,297
Net premium (net of accumulated amortization of $4.0
  million)..................................................              10,574
                                                                      ----------
  Total.....................................................          $1,743,871
                                                                      ==========

NOTE 9 -- LINES OF CREDIT

Lines of Credit

     In 1998, the Company obtained a revolving credit facility for $1.0 billion (the "$1.0 Billion Credit Facility") maturing on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the facility which are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee (based on the aggregate amount of the facility) equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of December 31, 1999 there was approximately $453.0 million outstanding on the facility.

Term Loan Facilities

     In October 1997, the Company obtained a $1.5 billion unsecured credit facility (the "$1.5 Billion Credit Facility"). The $1.5 Billion Credit Facility carried an interest rate equal to LIBOR plus 100 basis points subject to an increase or decrease upon receipt of an investment grade unsecured debt rating. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of approximately $4.9 million. In addition, an unused commitment fee of 15 to 25 basis points was payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility. The $1.5 Billion Credit Facility was repaid and terminated in May 1998 with amounts borrowed from the $1.0 Billion Credit Facility.

     On August 14, 1998, the Company completed a term loan agreement with various financial institutions to provide the Company a $328 million unsecured term loan facility (the "$328 Million Credit Facility"). The term loan was priced at 90-day LIBOR plus 80 basis points and was prepayable on any interest payment date. The term loan had a maturity date of August 15, 2000. On August 9, 1999 the Company prepaid the facility with proceeds from the $1.0 Billion Credit Facility and approximately $.2 million of unamortized loan costs were written-off and accounted for as an extraordinary loss.

     On September 22, 1998, the Company completed a term loan to provide the Company a $200 million unsecured term loan facility (the "$200 Million Credit Facility"). Interest accrued under the term loan at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months was based on a matrix tied to the Company's credit rating. The proceeds were used to pay

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- LINES OF CREDIT -- (CONTINUED) down the $1.0 Billion Credit Facility. On September 15, 1999, the Company repaid the facility upon its maturity with proceeds from the $1.0 Billion Credit Facility.

NOTE 10 -- UNSECURED NOTES

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

$250 Million Mandatory Par Put Remarketed Securities Offering

     Also in February 1998, the Company privately placed $250 million of 6.4% Mandatory Par Put Remarketed Securities due February 15, 2012 ("MOPPRS"), which are subject to mandatory tender on February 15, 2002 (the "$250 Million MOPPRS Offering"). The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million which is being amortized over the terms of the MOPPRS as an adjustment to interest expense.

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

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company issued $775 million of unsecured notes (the '$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date (the "$775 Million Notes Offering"). The notes consist of three tranches with maturities of six to 30 years. The $775 Million Notes and warrants were issued at a net premium of $119,250, which is being amortized over the terms of the respective tranches as an adjustment to interest expense. In exchange for issuing the warrants, the Company received a $2.4 million premium (80 basis points) at closing. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million and were used to pay down borrowings under the $1.0 Billion Credit Facility. The warrants expired and no additional notes were issued by the Company.

$1.0 Billion Notes Offering

     On January 26, 1999, the Company issued $1.0 Billion of unsecured notes (the "$1.0 Billion Notes") in three tranches (the "$1.0 Billion Notes Offering"). The $1.0 Billion Notes were issued at a discount of approximately $3.3 million, which is being amortized over terms of the respective tranches as an adjustment to

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- UNSECURED NOTES -- (CONTINUED) interest expense. Net proceeds to the Company after offering costs were approximately $989.2 million. The net proceeds were used to repay mortgage debt and amounts outstanding on the $1.0 Billion Credit Facility.

$200 Million Notes Offering

     On April 19, 1999, the Company issued $200 million of unsecured notes due April 19, 2029 (the "$200 Million Notes") in an offering to institutional investors (the "$200 Million Notes Offering"). The net proceeds after discount and offering expenses were approximately $196.6 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility.

     A summary of the terms of the unsecured notes outstanding as of December 31, 1999 is presented below:

                                                             (DOLLARS IN                   EFFECTIVE
TRANCHE                                                      THOUSANDS)     STATED RATE    RATE (1)
-------                                                      -----------    -----------    ---------
3 Year Notes due 2002....................................    $  200,000        6.4%          6.6%
4 Year MOPPRS due 2002(2)................................       250,000        6.4%          6.3%
5 Year Notes due 2003....................................       300,000        6.4%          6.8%
5 Year Notes due 2004....................................       300,000        6.5%          6.7%
6 Year Notes due 2004....................................       250,000        6.5%          6.7%
7 Year Notes due 2004....................................        30,000        7.2%          7.3%
7 Year Notes due 2005....................................       400,000        6.6%          7.0%
8 Year Notes due 2005....................................        50,000        7.4%          7.7%
9 Year Notes due 2006....................................        50,000        7.4%          7.7%
9 Year Notes due 2007....................................       300,000        6.8%          6.8%
10 Year Notes due 2007...................................        50,000        7.4%          7.7%
10 Year Notes due 2008...................................       300,000        6.8%          7.0%
10 Year Notes due 2009...................................       500,000        6.8%          6.9%
20 Year Notes due 2018...................................       250,000        7.3%          7.6%
30 Year Notes due 2028...................................       225,000        7.3%          7.3%
30 Year Notes due 2029...................................       200,000        7.5%          7.6%
                                                             ----------        ----          ----
  Subtotal...............................................     3,655,000        6.8%          7.0%
                                                                               ====          ====
Net premium (net of accumulated amortization of $.1
  million)...............................................            47
                                                             ----------
  Total..................................................    $3,655,047
                                                             ==========

---------------

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes and MOPPRS. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $1.2 billion of unsecured notes in 1999 under this registration statement.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- UNSECURED NOTES -- (CONTINUED)
     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes;
(b) the 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their notes for registered securities of the Company.

NOTE 11 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

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

                                                                COMPANY'S OWNERSHIP AS OF
PROPERTY                                                        DECEMBER 31, 1999 AND 1998
--------                                                        --------------------------
5100 Brookline (CIGNA Center)...............................                 95%(1)
The Plaza at La Jolla Village...............................              66.67%(1)
San Felipe Plaza............................................                 35%(2)
Capitol Commons Garage......................................                 50%(3)
Acorn Properties............................................                 89%(4)
203 North LaSalle and Theater District Garages..............                 50%(3)
Park Avenue Tower...........................................                100%(5)

---------------

(1) The Company owns a controlling interest and is the managing general partner. The 5100 Brookline (CIGNA Center) property was disposed of during 1999.

(2) The Company is the managing general partner and receives preferential allocations resulting in the Company receiving 100% of the economic benefits.

(3) The Company owns a controlling interest and receives preferential allocations. The unaffiliated partner is entitled to receive 50% of the remaining cash flow and residual profits after the Company receives its preferential allocations.

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

(5) The Company acquired a first mortgage note secured by the property. In accordance with certain agreements concerning the first mortgage note and the Property, the Company controls the financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property. During 1999, the minority interest partner contributed $11.0 million.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- PARTNERS' CAPITAL

Units

     On October 1, 1999, the Company issued 1,035,389 Units valued at $23.64 per Unit for a total of approximately $24.5 million for the acquisition of Palo Alto Square.

     In April 1998, the Trust privately placed 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million (the "UIT Offering") which was contributed to the Company in exchange for a corresponding number of Units. The Company used the net proceeds to fund property acquisitions. These shares were subsequently registered with the SEC.

     The Trust filed a shelf registration statement which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Trust may or may not issue the securities separately or together, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

     The following table presents the changes in the Company's issued and outstanding Units:

                                                               1999           1998
                                                            -----------    -----------
OUTSTANDING AT JANUARY 1,...............................    288,547,356    278,687,353
Repurchases (1).........................................     (2,229,686)            --
Put Options exercised...................................     (1,675,000)            --
Issued in exchange for property acquisitions............      1,035,389      7,043,510
Restricted Units retired................................        (20,000)            --
Issued to Trust in exchange for contribution of net
  proceeds from sale of Common Shares...................             --      1,628,009
Issued to the Trust related to Common Shares issued for
  share option exercises................................        128,287        809,653
Issued to the Trust related to Restricted Shares awarded
  to Officers...........................................             --        380,000
Converted to cash.......................................             --         (1,169)
                                                            -----------    -----------
OUTSTANDING AT DECEMBER 31,.............................    285,786,346    288,547,356
                                                            ===========    ===========

---------------
(1) In 1999, the Trust announced a share repurchase plan. During 1999, 715,600 Common Shares were repurchased at an average share price of $23.14 for approximately $16.6 million in the aggregate and were retired along with a corresponding number of Units. An additional 4,742,500 Common Shares were repurchased and retired, along with a corresponding number of Units, between January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate. In February 2000, the Trust suspended its share repurchase plan in anticipation of the Cornerstone Merger (see Note 24). Prior to the implementation of the Trust's share repurchase plan, the Trust repurchased 324,434 Common Shares and the Company repurchased approximately 1.2 million Units in a private transaction, which resulted in the Company repurchasing an equivalent number of Units from the Trust.

Ownership of the Company

     As of December 31, 1999, the Trust and its subsidiaries had a 1% general partnership interest and an approximate 87.0% limited partnership interest in the Company. The remaining limited partners had an approximate 12.0% interest in the Company and consist of various individuals and entities that contributed

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- PARTNERS' CAPITAL -- (CONTINUED) their properties to the Company in exchange for partnership interests and are represented by 34,203,912 Units which are exchangeable on a one-for-one basis into the Trust's Common Shares.

     As of December 31, 1998, the Trust and its subsidiaries had a 2% general partnership interest and an approximate 88.1% limited partnership interest in the Company. The remaining limited partners had an approximate 9.9% interest in the Company and consisted of various individuals and entities that contributed their properties to the Company in exchange for partnership interests and were represented by 28,645,699 Units which were exchangeable on a one-for-one basis into the Trust's Common Shares.

     In regards to the Trust, net proceeds from the various offerings of the Trust have been contributed by the Trust to the Company in return for Units, which results in an increased ownership percentage that the Trust has in the Company.

Preferred Units

     On December 19, 1997, the Trust exchanged its 8,000,000 Series A Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share for the Beacon Series A Preferred Shares in connection with the Beacon Merger. The Series A Preferred Shareholders are entitled to receive, when and as authorized by the Trust, cumulative preferential cash distributions at the rate of 8.98% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.245 per share). Such distributions are cumulative and are payable quarterly in arrears of $.56125 per unit. Holders of the units have no other voting rights except as provided by law and have no preemptive rights. On and after June 15, 2002, the Trust, at its option may redeem the shares, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. As a result of this transaction, the Company issued preferred units to the Trust on a one-for-one basis.

     In February 1998, the Trust privately placed (the "Series B Preferred Share Offering") 6,000,000 of its 5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. Proceeds from the Series B Preferred Share Offering were contributed to the Company in exchange for a corresponding number of Series B Preferred Units. The net proceeds were used to pay down the line of credit. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. Such conversion would require the Company to issue Units on a one-for-one basis to the Trust. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share/Unit will receive a quarterly distribution of $0.65625 per share/unit when and as authorized by the Trust.

     The Trust filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration rights agreement entered into at the time of the original private placement.

     In December 1998, the Trust completed the offering (the "Series C Preferred Share Offering") of 4,600,000 of its 8.625% Series C Cumulative Redeemable Preferred Shares, $25 liquidation preference per share (the "Series C Preferred Shares"). This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. Proceeds from the Series C Preferred Share Offering were contributed to the Company in exchange for a corresponding number of Series C Preferred Units. The net proceeds were used to pay down the $1.0 Billion Credit Facility. On and after December 8, 2003, the Trust may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. Any such redemptions would require the Company to redeem Series C Preferred Units from the Trust on an equivalent basis. Each

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- PARTNERS' CAPITAL -- (CONTINUED)
Series C Preferred Share/Unit will receive a quarterly distribution of $0.5390625 per share/unit when and as authorized by the Trust.

Distributions

     The following tables summarizes the distributions paid to unit holders and preferred unitholders related to the years ended December 31, 1999 and 1998.

                                                            DISTRIBUTION      DATE       RECORD
                                                               AMOUNT         PAID        DATE
                                                            ------------    --------    --------
Units...................................................     $    0.32       4-10-98     3-31-98
                                                             $    0.32       7-10-98     6-30-98
                                                             $    0.37       10-9-98     9-30-98
                                                             $    0.37      12-29-98    12-15-98
                                                             $    0.37       4-12-99     3-31-99
                                                             $    0.37       7-12-99     6-30-99
                                                             $    0.42      10-13-99     9-30-99
                                                             $    0.42      12-29-99    12-15-99
Series A Preferred Units................................     $ 0.56125       3-15-98      3-9-98
                                                             $ 0.56125       6-15-98      6-1-98
                                                             $ 0.56125       9-15-98      9-1-98
                                                             $ 0.56125      12-15-98     12-1-98
                                                             $ 0.56125       3-15-99      3-1-99
                                                             $ 0.56125       6-15-99      6-1-99
                                                             $ 0.56125       9-15-99      9-1-99
                                                             $ 0.56125      12-15-99     12-1-99
Series B Preferred Units................................     $0.619792(1)    5-15-98      5-1-98
                                                             $ 0.65625       8-17-98      8-3-98
                                                             $ 0.65625      11-16-98     11-2-98
                                                             $ 0.65625       2-16-99      2-1-99
                                                             $ 0.65625       5-17-99      5-3-99
                                                             $ 0.65625       8-16-99      8-2-99
                                                             $ 0.65625       11-1599     11-1-99
Series C Preferred Units................................     $ 0.58099(2)    3-15-99      3-1-99
                                                             $ 0.53906       6-15-99      6-1-99
                                                             $ 0.53906       9-15-99      9-1-99
                                                             $ 0.53906      12-15-99     12-1-99

---------------

(1) Partial distribution of $0.619792 covers the period from February 19 through May 15, 1998.

(2) The distribution represents a pro-rated distribution from December 8, 1998 (the closing date of the Series C Preferred Shares Offering) through March 14, 1999.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 1999 were as follows:

                                                              (DOLLARS IN THOUSANDS)
2000........................................................        $1,335,509
2001........................................................         1,228,471
2002........................................................         1,041,549
2003........................................................           859,725
2004........................................................           704,123
Thereafter..................................................         2,235,994
                                                                    ----------
  Total.....................................................        $7,405,371
                                                                    ==========

     The Company is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from the Company's investment in unconsolidated joint ventures have not been included in the above schedule.

NOTE 14 -- FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 1999, the Company's ownership of various Office Properties and Parking Facilities are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations of the respective Property. As disclosed in Note 20, the Company leases its office space from an affiliate. Future minimum lease obligations under these noncancelable leases as of December 31, 1999 were as follows:

                                                              (DOLLARS IN THOUSANDS)
2000........................................................         $  8,350
2001........................................................            8,282
2002........................................................            8,257
2003........................................................            8,248
2004........................................................            6,199
Thereafter..................................................          490,018
                                                                     --------
  Total.....................................................         $529,354
                                                                     ========

     Rental expense for the year ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997, was approximately $10.6 million, $11.1 million, $3.4 million and $3.8 million, respectively.

NOTE 15 -- EXTRAORDINARY ITEMS

     The Company incurred an extraordinary loss of approximately $10.5 million during 1999 consisting of the following transactions:

     - $3.2 million due to the write-off of unamortized mark-to-market adjustments in connection with the repayment of certain mortgage debt;

     - $7.1 million consisting of a $13.6 million prepayment penalty partially offset by the write-off of approximately $6.5 million of unamortized mark-to-market premium in connection with the repayment of a mortgage debt; and

     - $.2 million due to the write-off of unamortized loan costs in connection with the prepayment of the $328 Million Credit Facility.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- EXTRAORDINARY ITEMS -- (CONTINUED)
     The Company reported an extraordinary loss of approximately $7.5 million during the year ended December 31, 1998. This loss consisted of approximately $7.0 million of fees charged upon termination of $300 million of interest rate protection agreements in connection with the Series B Preferred Share Offering and approximately $0.5 million of unamortized deferred financing costs related to the termination of the $1.0 Billion Credit Facility.

     The Company and Equity Office Predecessors reported an extraordinary loss of approximately $16.4 million and $0.3 million, for the period from July 11 through December 31, 1997 and January 1 through July 10, 1997, respectively, related to pre-payment penalties on debt retired prior to maturity during the respective periods with net proceeds from the IPO and available cash reserves.

NOTE 16 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,             FOR THE PERIOD FROM
                                                        --------------------------     JULY 11, 1997 THROUGH
                                                           1999           1998           DECEMBER 31, 1997
                                                        -----------    -----------    ------------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
NUMERATOR:
  Net income available to Units before net gain on
    sales of real estate and extraordinary items....    $   381,151    $   348,126          $    94,313
  Net gain on sales of real estate..................         59,661         12,433                  126
  Extraordinary items...............................        (10,548)        (7,506)             (16,366)
                                                        -----------    -----------          -----------
  Numerator for basic and diluted earnings per Unit
    -- income available to Units....................    $   430,264    $   353,053          $    78,073
                                                        ===========    ===========          ===========
DENOMINATOR:
  Denominator for basic earnings per Unit --
    weighted average Units..........................    288,326,547    282,114,343          178,647,562
  Effect of dilutive securities:
    Units issuable upon exercise of Trust share
      options and put options.......................      2,830,657      1,860,189            1,366,465
                                                        -----------    -----------          -----------
  Denominator for diluted earnings per Unit --
    adjusted weighted average Units and assumed
    conversions.....................................    291,157,204    283,974,532          180,014,027
                                                        ===========    ===========          ===========
BASIC EARNINGS AVAILABLE FOR UNITS PER WEIGHTED
  AVERAGE UNIT:
  Net income before net gain on sales of real estate
    and extraordinary items.........................    $      1.32    $      1.23          $      0.53
  Net gain on sales of real estate..................           0.21           0.05                   --
  Extraordinary items...............................          (0.04)         (0.03)               (0.09)
                                                        -----------    -----------          -----------
  Net income........................................    $      1.49    $      1.25          $      0.44
                                                        ===========    ===========          ===========
DILUTED EARNINGS AVAILABLE FOR UNITS PER WEIGHTED
  AVERAGE UNIT:
  Net income before net gain on sales of real estate
    and extraordinary items.........................    $      1.31    $      1.23          $      0.52
  Net gain on sales of real estate..................           0.20           0.04                   --
  Extraordinary items...............................          (0.03)         (0.03)               (0.09)
                                                        -----------    -----------          -----------
  Net income........................................    $      1.48    $      1.24          $      0.43
                                                        ===========    ===========          ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- EARNINGS PER UNIT -- (CONTINUED)
     The following securities were not included in the computation of diluted earnings per Unit since they would have an antidilutive effect:

                                                                                    FOR THE PERIOD FROM
                                                          FOR THE YEAR ENDED         JULY 11, THROUGH
                                                             DECEMBER 31,              DECEMBER 31,
                                  WEIGHTED AVERAGE    --------------------------    -------------------
                                   EXERCISE PRICE        1999           1998               1997
                                  ----------------    -----------    -----------    -------------------
ANTIDILUTIVE SECURITIES
Share options...................      $30.040           3,435,762             --                --
Share options...................      $30.270                  --      2,969,608                --
Share options...................      $32.930                  --             --           726,500
Series B Preferred Shares.......      $35.700           6,000,000      6,000,000                --
Warrants........................      $39.375           5,000,000      5,000,000         5,000,000
                                                      -----------    -----------        ----------
  Total.........................                       14,435,762     13,969,608         5,726,500
                                                      ===========    ===========        ==========

     Upon exercise of the above antidilutive securities, the Company would issue a corresponding number of Units to the Trust on a one-for-one basis.

     For additional disclosures regarding the Trust's employee stock options and the Trust's restricted shares see Note 22.

NOTE 17 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant is significant to the Company's business. Information related to this segment for the years ended December 31, 1999, 1998 and 1997 is below:

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                                              --------------------------------------------------------
                                                              OFFICE PROPERTIES    CORPORATE AND OTHER    CONSOLIDATED
                                                              -----------------    -------------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Property Operating Revenues.................................     $ 1,881,820            $  37,236         $ 1,919,056
Property Operating Expenses.................................        (654,971)              (7,905)           (662,876)
                                                                 -----------            ---------         -----------
  Net operating income......................................       1,226,849               29,331           1,256,180
                                                                 -----------            ---------         -----------
Adjustments to arrive at net income:
  Other revenues............................................           5,282               17,905              23,187
  Interest expense(1).......................................        (129,021)            (284,974)           (413,995)
  Depreciation and amortization.............................        (345,458)             (13,531)           (358,989)
  Ground rent...............................................          (6,836)                 (51)             (6,887)
  General and administrative................................            (415)             (80,512)            (80,927)
                                                                 -----------            ---------         -----------
    Total adjustments to arrive at net income...............        (476,448)            (361,163)           (837,611)
                                                                 -----------            ---------         -----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............         750,401             (331,832)            418,569
Minority interests..........................................          (1,518)                (463)             (1,981)
Income from investment in unconsolidated joint ventures.....          11,779                2,045              13,824
Net gain on sales of real estate and extraordinary items....          49,343                 (230)             49,113
                                                                 -----------            ---------         -----------
Net income..................................................     $   810,005            $(330,480)        $   479,525
                                                                 ===========            =========         ===========
Capital and tenant improvements.............................     $   267,637            $  29,859         $   297,496
                                                                 ===========            =========         ===========
Total Assets................................................     $13,490,266            $ 555,792         $14,046,058
                                                                 ===========            =========         ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- SEGMENT INFORMATION -- (CONTINUED)

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                              --------------------------------------------------------
                                                              OFFICE PROPERTIES    CORPORATE AND OTHER    CONSOLIDATED
                                                              -----------------    -------------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Property Operating Revenues.................................     $ 1,628,985            $  29,435         $ 1,658,420
Property Operating Expenses.................................        (584,610)              (8,096)           (592,706)
                                                                 -----------            ---------         -----------
  Net operating income......................................       1,044,375               21,339           1,065,714
                                                                 -----------            ---------         -----------
Adjustments to arrive at net income:
  Other revenues............................................           1,879               19,400              21,279
  Interest expense(1).......................................        (144,987)            (193,624)           (338,611)
  Depreciation and amortization.............................        (294,574)             (11,408)           (305,982)
  Ground rent...............................................          (7,611)                 (50)             (7,661)
  General and administrative................................            (417)             (63,147)            (63,564)
                                                                 -----------            ---------         -----------
    Total adjustments to arrive at net income...............        (445,710)            (248,829)           (694,539)
                                                                 -----------            ---------         -----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, gain on sales
  of real estate and extraordinary items....................         598,665             (227,490)            371,175
Minority interests..........................................          (1,755)                (359)             (2,114)
Income from investment in unconsolidated joint ventures.....           7,653                3,614              11,267
Gain on sales of real estate and extraordinary items........          12,433               (7,506)              4,927
                                                                 -----------            ---------         -----------
Net income..................................................     $   616,996            $(231,741)        $   385,255
                                                                 ===========            =========         ===========
Capital and tenant improvements.............................     $   200,033            $   7,060         $   207,093
                                                                 ===========            =========         ===========
Total Assets................................................     $13,646,160            $ 615,131         $14,261,291
                                                                 ===========            =========         ===========

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              --------------------------------------------------------
                                                              OFFICE PROPERTIES    CORPORATE AND OTHER    CONSOLIDATED
                                                              -----------------    -------------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Property Operating Revenues.................................     $   711,519            $  22,211         $   733,730
Property Operating Expenses.................................        (273,254)              (4,950)           (278,204)
                                                                 -----------            ---------         -----------
  Net operating income......................................         438,265               17,261             455,526
                                                                 -----------            ---------         -----------
Adjustments to arrive at net income:
  Other revenues............................................           1,236               17,106              18,342
  Interest expense(1).......................................        (114,122)             (43,034)           (157,156)
  Depreciation and amortization.............................        (128,214)              (8,166)           (136,380)
  Ground rent...............................................          (4,714)                 (46)             (4,760)
  General and administrative................................            (955)             (33,936)            (34,891)
                                                                 -----------            ---------         -----------
    Total adjustments to arrive at net income...............        (246,769)             (68,076)           (314,845)
                                                                 -----------            ---------         -----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, gain on sales
  of real estate and extraordinary items....................         191,496              (50,815)            140,681
Minority interests..........................................          (1,376)                (325)             (1,701)
Income from investment in unconsolidated joint ventures.....           2,432                2,723               5,155
Gain on sales of real estate and extraordinary items........          (3,278)                (726)             (4,004)
                                                                 -----------            ---------         -----------
Net income..................................................     $   189,274            $ (49,143)        $   140,131
                                                                 ===========            =========         ===========
Capital and tenant improvements.............................     $   156,419            $   2,678         $   159,097
                                                                 ===========            =========         ===========
Total Assets................................................     $11,364,606            $ 387,066         $11,751,672
                                                                 ===========            =========         ===========

---------------

(1) Interest expense for the Office Properties does not include allocations of interest expense on corporate unsecured debt.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the following transactions which occurred in 1998 and 1997 as if they occurred on January 1, 1997.

     - the acquisition and disposition of Office Properties and Parking Facilities;

     - the purchase of the remaining partnership interests in a joint venture;

     - the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering, the $775 Million Notes Offering, the $180 Million Notes Offering;

     - the Series B and Series C Preferred Share Offerings, which resulted in the Company issuing preferred Units to the Trust;

     - the increase in the line of credit to $1.0 billion;

     - the $48.5 million investment in preferred shares of Capital Trust;

     - the Consolidation and the IPO and the paydown of debt with the proceeds;

     - the Beacon Merger; and

     - the UIT Offering, which resulted in the Company issuing Units to the Trust.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
                                                                   (DOLLARS IN THOUSANDS
                                                                   EXCEPT PER UNIT DATA)
Total Revenues..............................................   $ 1,812,898       $ 1,705,598
                                                               ===========       ===========
Income before extraordinary items...........................   $   381,998       $   305,435
                                                               ===========       ===========
Net income available for Units..............................   $   330,586       $   246,614
                                                               ===========       ===========
Net income per Unit -- Basic................................   $      1.14       $      0.86
                                                               ===========       ===========
Units outstanding -- Basic..................................   288,547,000       286,363,000
                                                               ===========       ===========
Net income per Unit -- Diluted..............................   $      1.14       $      0.85
                                                               ===========       ===========
Units outstanding -- Diluted................................   290,824,000       289,136,000
                                                               ===========       ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 -- QUARTERLY DATA (UNAUDITED)

     The quarterly data for the last three years are presented in the tables below:

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/99       9/30/99       6/30/99       3/31/99
(DOLLARS IN THOUSANDS EXCEPT PER UNIT DATA)   -----------   -----------   -----------   -----------
Total Revenues..............................  $   494,473   $   491,357   $   481,279   $   475,134
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary
  items.....................................  $   107,596   $   106,153   $   104,536   $   100,284
                                              ===========   ===========   ===========   ===========
Net income..................................  $   164,332   $   108,454   $   108,348   $    98,391
                                              ===========   ===========   ===========   ===========
Net income available for Units..............  $   152,393   $    92,920   $    97,441   $    87,510
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Basic................  $      0.53   $      0.32   $      0.34   $      0.30
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Diluted..............  $      0.52   $      0.32   $      0.33   $      0.30
                                              ===========   ===========   ===========   ===========
Weighted average Units
  outstanding -- Basic......................  287,540,407   288,620,341   288,598,492   288,554,860
                                              ===========   ===========   ===========   ===========
Weighted average Units
  outstanding -- Diluted....................  290,549,547   291,592,245   290,946,853   291,433,553
                                              ===========   ===========   ===========   ===========

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/98       9/30/98       6/30/98       3/31/98
(DOLLARS IN THOUSANDS EXCEPT PER UNIT DATA)   -----------   -----------   -----------   -----------
Total Revenues..............................  $   469,002   $   436,933   $   399,944   $   373,820
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    92,789   $    96,176   $    97,879   $    84,331
                                              ===========   ===========   ===========   ===========
Net income..................................  $   107,828   $    98,733   $    98,226   $    80,468
                                              ===========   ===========   ===========   ===========
Net income available for Units..............  $    98,756   $    90,306   $    89,794   $    74,197
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Basic................  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Diluted..............  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Weighted average Units
  outstanding -- Basic......................  288,159,705   281,223,315   280,183,422   278,797,811
                                              ===========   ===========   ===========   ===========
Weighted average Units
  outstanding -- Diluted....................  291,437,262   281,929,910   281,200,962   280,327,761
                                              ===========   ===========   ===========   ===========

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 -- QUARTERLY DATA (UNAUDITED) -- (CONTINUED)

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/97     9/30/97 (1)     6/30/97       3/31/97
(DOLLARS IN THOUSANDS EXCEPT PER UNIT DATA)   -----------   -----------   -----------   -----------
Total Revenues..............................  $   248,400   $   183,866   $   165,219   $   154,567
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    46,704   $    45,736   $    23,331   $    24,910
                                              ===========   ===========   ===========   ===========
Net income..................................  $    44,631   $    33,877   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available for Units..............  $    43,982   $    33,877   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Units outstanding -- Basic................  $      0.23   $      0.21
                                              ===========   ===========
Net income available per weighted average
  Units outstanding -- Diluted..............  $      0.22   $      0.21
                                              ===========   ===========
Weighted average Units
  outstanding -- Basic......................  191,572,234   164,146,710
                                              ===========   ===========
Weighted average Units
  outstanding -- Diluted....................  193,055,145   165,384,651
                                              ===========   ===========

---------------
(1) This column includes the operations of Equity Office Predecessors from July 1 through July 10, 1997 and the operations of the Company from July 11 through September 30, 1997. The earnings per Unit disclosures pertain only to the operations of the Company from July 11 through September 30, 1997.

NOTE 20 -- RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1999, 1998 and 1997 and payable as of December 31, 1999 and 1998 were as follows:

                                                                                   PAYABLE AS OF
                                                PAID IN YEAR ENDED DECEMBER 31,     DECEMBER 31,
                                                -------------------------------    --------------
                                                  1999        1998       1997      1999     1998
(DOLLARS IN THOUSANDS)                          --------    --------    -------    ----    ------
Legal fees and expenses(1)....................  $ 2,330     $ 3,507     $3,006      $--    $  978
Insurance reimbursements and brokerage
  fees(2).....................................    3,494       3,323      2,279      --       (139)
Development, management and leasing fees(3)...    5,102       4,405        434      --         --
Office rent(4)................................    2,820       1,792      1,068      --        128
Administrative, accounting and consulting
  services(5).................................      715         750      1,373      --        169
Acquisition fees(6)...........................       --          --        777      --         --
Organization and offering expenses(7).........       --          --        106      --         --
                                                -------     -------     ------      --     ------
     Total....................................  $14,461     $13,777     $9,043      $--    $1,136
                                                =======     =======     ======      ==     ======

---------------
(1) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of the Trust was a principal of this law firm until September 1, 1997. In 1999, Rosenberg & Liebentritt, P.C. dissolved and, as a result, no longer provides legal services to the Company.

(2) Represents amounts paid to EGI Risk Services Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services including reviewing, obtaining and/or

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- RELATED PARTY TRANSACTIONS -- (CONTINUED) researching various insurance policies. EGI Risk Services, Inc. was a wholly owned subsidiary of the Equity Group, of which Samuel Zell is the Chairman of the Board. Effective October 1, 1999, the Company no longer utilizes the services provided by EGI Risk Services Inc., and its employees have become employees of the Company.

(3) In December 1997, the Company acquired ten Office Properties from an entity affiliated with Wright Runstad & Company for approximately $640 million. Mr. Runstad, a principal of the Wright Runstad & Company, is a trustee of the Trust. In addition, the Company and an affiliate of the Equity Group acquired a 30% non-controlling interest in WRALP, a subsidiary of Wright Runstad & Company, which provides property management, leasing and development services. The Company has agreed to make available to WRALP up to $20 million in additional financing for future development. As of December 31, 1999, no amounts have been funded. However, the Company has guaranteed WRALP's line of credit which has an outstanding balance of approximately $16.9 million as of December 31, 1999. The Company recorded income of approximately $0.9 million and $1.3 million from its investment in WRALP for the years ended December 31, 1999 and 1998, respectively.

    WRALP serves as co-property manager with the Company for the Properties acquired from its affiliates in December, 1997. In addition, WRALP serves as co-property manager for four properties acquired by the Company from unaffiliated parties during 1998 and 1999. WRALP served as the developer on Sunset North Corporate Campus project placed in service during 1999 and currently serves as developer of the Three Bellevue Center project which is under construction. The Company has an 80% interest in each development project, and WRALP owns the remaining 20% interest. WRALP is the developer of the World Trade Center in Seattle, Washington. The Company has agreed to acquire that building after its completion and occupancy by a third-party tenant, currently scheduled for the second quarter of 2000. Mr. Runstad did not, in his capacity as Trustee of the Trust, approve the foregoing arrangements with the Company.

(4) The Company leases its corporate office space from an affiliate of the Equity Group. The terms of this lease were reviewed and recommended for Board approval by a special subcommittee of the Board of Trustees of the Trust formed to review related party conflicts between trustees and their affiliates. Upon the recommendation of the special subcommittee, the non-affiliated members of the Board of Trustees of the Trust approved the transaction.

(5) During 1999, fees were paid to the Equity Group for miscellaneous consulting services. In 1998 and 1997 administrative services also included fees paid to Equity Group for centralized services such as real estate tax consulting, payroll processing, employee benefits and telecommunications all of which are now performed by the Company.

(6) Represents amounts paid by Equity Office Predecessors to Merrill Lynch, a limited partner of the general partner of the certain entities included in the Equity Office Predecessors.

(7) Affiliates of the Equity Group were reimbursed for reasonable costs incurred in connection with the organization and the offering of units in the Equity Office Predecessors, including legal and accounting fees and expenses, printing costs and filing fees.

     An affiliate of the Equity Group has an indirect minority interest in Standard Parking Limited Partnership ("SPLP"). An affiliate of SPLP manages the parking operations at certain Properties owned by the Company.

     The Company was a party to various other transactions with related parties as disclosed in Note 3 and Note 6.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
Amounts Received from Affiliates

     Affiliates of the Company leased space in certain of the Office Properties owned by the Company. Total rents and other amounts paid by affiliates under the terms of their respective leases were approximately $1.2 million, $0.3 million, and $3.0 million for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, in 1999, the Company provided real estate tax consulting and risk management services to affiliates for which it received approximately $1.2 million.

     The Company entered into various lease agreements with affiliates of SPLP whereby such affiliates leased certain of the Company's stand-alone Parking Facilities. Certain of these lease agreements provide the lessee with a series of annual options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1999, 1998, and 1997 under these lease agreements was approximately $9.0 million, $13.1 million, and $11.0 million, respectively. The Company may receive additional rent based upon actual gross revenues generated by these Parking Facilities. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities of the Company are as follows:

                                                       FOR THE YEARS ENDED     FOR THE PERIOD FROM
                                                          DECEMBER 31,            JULY 11, 1997
                                                      ---------------------          THROUGH
                                                        1999        1998        DECEMBER 31, 1997
(DOLLARS IN THOUSANDS)                                --------    ---------    -------------------
Mortgage loans and lines of credit assumed through
  Beacon Merger...................................    $     --    $      --        $1,160,451
                                                      ========    =========        ==========
Net liabilities assumed through Beacon Merger.....    $     --    $      --        $   72,034
                                                      ========    =========        ==========
Units issued through Beacon Merger (assuming
  exercise of 4,732,822 Options)..................    $     --    $      --        $2,853,266
                                                      ========    =========        ==========
8.98% Series A Cumulative Redeemable Preferred
  Units exchanged in the Beacon Merger............    $     --    $      --        $  200,000
                                                      ========    =========        ==========
Units and put options issued through property
  acquisitions (including warrants valued at $15.0
  million in 1997)................................    $ 24,476    $ 204,008        $  357,672
                                                      ========    =========        ==========
Mortgage loans assumed/promissory notes issued
  through property acquisitions...................    $ 52,550    $ 406,837        $  263,048
                                                      ========    =========        ==========
Mortgage loans assumed by buyer upon disposition
  of Office Properties............................    $(81,400)   $      --        $       --
                                                      ========    =========        ==========
Escrow deposits used for property acquisitions....    $192,427    $      --        $       --
                                                      ========    =========        ==========
Escrow deposits provided by property
  dispositions....................................    $(95,956)   $(119,948)       $       --
                                                      ========    =========        ==========
Mortgage loans and line of credit assumed in the
  Consolidation...................................    $     --    $      --        $2,196,708
                                                      ========    =========        ==========
Net liabilities assumed in the Consolidation......    $     --    $      --        $   62,706
                                                      ========    =========        ==========
Units issued in the Consolidation.................    $     --    $      --        $2,830,918
                                                      ========    =========        ==========
Deferred revenue recorded in connection with
  receipt of securities...........................    $ 32,276    $      --        $       --
                                                      ========    =========        ==========

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     The following is a description of the Trust's 1997 Share Option and Share Award Plan, as amended, (the "Employee Plan"), which is included in the financial statements because any Common Shares issued pursuant to the Employee Plan will result in the Company issuing Units to the Trust, on a one-for-one basis.

     In July 1997, the Trust adopted the Employee Plan. The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, certain employees and consultants of the Trust are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options") and (ii) Share Awards. The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee") which is appointed by the Board of Trustees of the Trust. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times of which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 1999, 1998 and

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
1997, the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 19,433,472, 11,121,786 and 11,121,786, respectively. The maximum aggregate number of Common Shares that may be granted for all rights under the Plan shall not exceed 6.8% of the outstanding shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options shall become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such times as it issues all of the unissued Common Shares reserved for the Plan. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which vest prior to any such termination will continue to be exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which term shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 1999, the vesting schedules range from the entire option grant being exercisable as of the grant date, to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third of the Options being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     In addition, the Employee Plan permits the Trust to issue Share Awards to executive officers, other key employees and trustees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In addition, certain senior officers were issued Share Awards as part of their bonus for fiscal year 1998. In each case, the number of Share Awards granted to trustees and senior officers was equal to the dollar value of the fees or bonus earned divided by the fair market value of the shares on the date the fee or bonus would have been paid. In addition to these Share Awards, Restricted Share Awards were granted to certain officers in 1997 and 1998 and based upon performance for 1999. The Restricted Share Awards vest over a five year period as follows: (i) fifty percent of each Restricted Share Award vests on the third anniversary of the initial grant date; (ii) an additional twenty-five percent of each Restricted Share Award vests on the fourth anniversary of the initial grant date; and (iii) the remaining twenty-five percent of each Restricted Share Award vests on the fifth anniversary of the initial grant date.

     The Trust has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Trust's Options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the Trust to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for the Trust's Options granted in 1999, 1998 and 1997 was estimated at the time the Options were granted using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.4%, 5.4% and 5.6%; dividend yields of 6.8%, 5.8% and 4.0%; volatility factors of the expected market price of the

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
Trust's Common Shares of 0.19, 0.30 and 0.24; and a weighted average expected life of the Options of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the year ended December 31, 1999 and 1998 and the period from July 11, 1997 through December 31, 1997:

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,         FOR THE PERIOD FROM
                                                      --------------------    JULY 11, 1997 THROUGH
                                                        1999        1998        DECEMBER 31, 1997
                                                      --------    --------    ---------------------
                                                                 (DOLLARS IN THOUSANDS)
    Pro forma net income available to Units before
      gain on sales of real estate and extraordinary
      items.........................................  $378,810    $346,277          $ 92,664
    Gain on sales of real estate and extraordinary
      items.........................................    49,113       4,927           (16,240)
                                                      --------    --------          --------
    Pro forma net income available to Units.........  $427,923    $351,204          $ 76,424
                                                      ========    ========          ========

                                           FOR THE YEAR ENDED DECEMBER 31,         FOR THE PERIOD FROM
                                         ------------------------------------       JULY 11, THROUGH
                                               1999                1998             DECEMBER 31, 1997
                                         ----------------    ----------------    -----------------------
                                         BASIC    DILUTED    BASIC    DILUTED    BASIC           DILUTED
    EARNINGS PER UNIT                    -----    -------    -----    -------    -----           -------
    Pro forma net income available to
      Units before gain on sales of
      real estate and extraordinary
      items............................  $1.31     $1.30     $1.22     $1.22     $ .53            $ .51
    Gain on sales of real estate and
      extraordinary items..............    .17       .17       .02       .02      (.10)            (.09)
                                         -----     -----     -----     -----     -----            -----
    Pro forma net income per weighted
      average Units outstanding........  $1.48     $1.47     $1.24     $1.24     $ .43            $ .42
                                         =====     =====     =====     =====     =====            =====

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 1999, 1998 and the period from July 11, 1997 through December 31, 1997:

                                                                                  WEIGHTED AVERAGE
                                                   COMMON SHARES SUBJECT         EXERCISE PRICE PER
                                                    TO OPTIONS OR AWARDS            COMMON SHARE
                                                  ------------------------    -------------------------
Balance at July 11, 1997........................                 --                    $   --
Options granted.................................          5,814,583                     22.22
Options cancelled...............................            (67,275)                    21.16
                                                         ----------                    ------
Balance at December 31, 1997....................          5,747,308                     22.23
Options granted.................................          4,695,072                     26.38
Options cancelled...............................            (93,145)                    25.54
Options exercised...............................           (916,451)                    19.74
                                                         ----------                    ------
Balance at December 31, 1998....................          9,432,784                     24.50
Options granted.................................          4,677,971                     24.88
Options cancelled...............................           (520,314)                    24.78
Options exercised...............................           (128,287)                    20.90
                                                         ----------                    ------
Balance at December 31, 1999....................         13,462,154                    $24.66
                                                         ==========                    ======

     As of December 31, 1999, there were 5,174,418 Options under the Employee Plan that were exercisable and 8,287,736 Options that were not exercisable. Exercise prices for the 13,462,154 Options outstanding as of December 31, 1999 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.66. Expiration dates ranged from July 11, 2007 to December 31, 2009. The remaining weighted average contractual life of Options was 8.70 years. The weighted average grant date fair value of Options granted during 1999, 1998 and 1997 was $2.91, $4.88 and $4.44, respectively. In addition, there were 380,000 and 298,000 Restricted Shares issued during 1998 and 1997, respectively, which vest over three to five years. The Restricted Shares were valued at an average of $21.57 per share.

NOTE 23 -- COMMITMENTS AND CONTINGENCIES

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

     The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the risk of non-performance by the swap counterparties since each counterparty is a major U.S. or foreign financial institution; management does not anticipate any such non-performance. As of December 31, 1999, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.9% through the maturity of the loan on June 30, 2000.

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

NOTE 23 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

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

Insurance

     The Company is self-insured for certain amounts related to losses that may be incurred at the Properties. However, management does not believe that this exposure will have a material adverse effect on the Company.

     The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 49 Properties located in California, 12 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Commitments

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,787 square feet of office space and is 100% preleased to a single tenant. After the tenant takes full occupancy in 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 1999, no amounts have been funded pursuant to this agreement. However, the Company has guaranteed WRALP's line of credit which has an outstanding balance of approximately $16.9 million as of December 31, 1999.

Contingencies

     On August 12, 1999, the Trust and the WR Holders amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Trust and the WR Holders also

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 23 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to partners' capital.

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders) the WR Holders can require the Trust to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales will result in the Company making an equal payment to the Trust and will be recorded as a reduction in partners' capital. For put options exercised as aforesaid, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000. The Company will not incur any loss on this transaction if the put option is not exercised.

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

NOTE 24 -- SUBSEQUENT EVENTS

     1) The Company entered into an agreement with OnSite Access, Inc. ("OnSite"), a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for allowing OnSite access to the Office Properties, OnSite will grant the Company warrants to acquire common shares of OnSite for $2.36 per share. Although OnSite is not currently a public company, it has filed a registration statement with the SEC to register the issuance of its common shares and is expected to become a reporting company under the Securities and Exchange Act of 1934.

        EOP OPERATING LIMITED PARTNERSHIP AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 24 -- SUBSEQUENT EVENTS -- (CONTINUED)
     2) On January 14, 2000, the Board of Trustees of the Trust declared a first quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution was paid on February 15, 2000 to holders of record as of February 1, 2000.

     3) On January 17, 2000, the Company obtained an additional unsecured borrowing facility from the Chase Manhattan Bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 1, 2000, the Company owed $200 million under this facility at a weighted average rate of 6.4%. On each of March 15, 2000, and March 24, 2000, the note is repayable in two $100 million installments.

     4) On February 10, 2000, the Company sold Sarasota City Center in Sarasota, Florida, for approximately $27.7 million to an unaffiliated party. The office property consisted of approximately 247,891 square feet and was 88.5% occupied at December 31, 1999.

     5) On February 11, 2000, the Trust, the Company, Cornerstone Properties, Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into the Trust and Cornerstone Partnership will merge with and into the Company (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion, including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or 0.7009 of the Trust's Common Shares based on a prevailing transaction price of $25.68125 per common share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending the existing line of credit.

         The Cornerstone Merger is expected to be completed in the third quarter of 2000 and is subject to the approval of the shareholders of the Company and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 380 office properties consisting of approximately 95.5 million square feet.

     6) On February 15, 2000, the Board of Trustees of the Trust declared a first quarter distribution for the Series A and Series C Preferred Shares. On March 15, 2000, the Trust will pay the 8.98% Series A Cumulative Redeemable Preferred Share dividend of $0.56125 per share to the holders of record on March 1, 2000. On the same date, the Trust will pay the 8.625% Series C Cumulative Redeemable Preferred Share dividend of $0.5390625 per share to the holders of record on March 1, 2000.

     7) On February 15, 2000, upon its maturity, the mortgage note secured by the Civic Opera House was repaid in the amount of approximately $30.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company does not have any trustees or executive officers.

     The following table sets forth certain information with respect to the trustees of the Trust, which is the managing general partner of the Company, as of March 7, 2000. The balance of the response to this item is contained in the discussion entitled Executive and Senior Officers of Equity Office in Part I of this Form 10-K

                   NAME                      AGE                   OFFICE HELD
                   ----                      ---                   -----------
Samuel Zell................................  58    Chairman of the Board and Trustee (term
                                                   expires in 2001)
Timothy H. Callahan........................  49    President, Chief Executive Officer and
                                                   Trustee (term expires in 2002)
D.J. Andre de Bock.........................  61    Trustee (term expires in 2002)
Thomas E. Dobrowski........................  56    Trustee (term expires in 2001)
William M. Goodyear........................  51    Trustee (term expires in 2002)
James D. Harper, Jr........................  66    Trustee (term expires in 2002)
David K. McKown............................  62    Trustee (term expires in 2000)
Jerry M. Reinsdorf.........................  64    Trustee (term expires in 2001)
Sheli Z. Rosenberg.........................  58    Trustee (term expires in 2000)
H. Jon Runstad.............................  58    Trustee (term expires in 2001)
Edwin N. Sidman............................  57    Trustee (term expires in 2001)

     The following is a biographical summary of the experience of the trustees of the Trust.

     Samuel Zell, has been a trustee and Chairman of the Board of the Trust since October 1996. Since January 1999, Mr. Zell has served as Chairman of Equity Group Investments, LLC. For more than five years, Mr. Zell has served as Chairman of the Boards of Directors of Anixter International Inc. and American Classic Voyages Co., a provider of overnight passenger cruises in the United States. Since March 1995, Mr. Zell has served as Chairman of the Board of Manufactured Home Communities, Inc. Since March 1993, Mr. Zell has served as Chairman of the Board of Trustees of Equity Residential Properties Trust. Since July 1997, Mr. Zell has been Chairman of the Board of Capital Trust, Inc. Since April 1996, Mr. Zell has served as a director of Ramco Energy PLC, an independent oil company based in the United Kingdom. Since March 1997, Mr. Zell has served as a director of Chart House Enterprises, Inc., an owner and operator of restaurants and since May 1998, Mr. Zell has been Chairman of the Board. Since June 1998, Mr. Zell has served as a member of the Board of Directors, and since July 1999 has been Chairman of the Board, of Davel Communications, Inc., an operator of public pay telephones. Mr. Zell currently is the Chairman of the Trust's Executive Committee. (1)

     D.J. Andre de Bock has been a trustee of the Trust since May 1998. He currently is a member of the Board of Directors of Rodamco North America N.V., a Dutch real estate investment company, OTIS B.V., Orange Global Property Fund N.V., an international real estate investment fund listed on the Amsterdam stock exchange, and Stichting ROZ Index, a Dutch property index, and serves as an advisor to Jones Lang LaSalle N.V., an international real estate services company. From 1995 through 1996, prior to his retirement, Mr. de Bock was Chairman and Chief Executive Officer of ING Real Estate, the real estate development and investment arm of ING Group. From 1991 until 1994, Mr. de Bock was Managing Director of Innovest Management, an Amsterdam-listed REIT organized under Dutch law. (5)

     Thomas E. Dobrowski has been a trustee of the Trust since July 1997. Since December 1994, Mr. Dobrowski has been the managing director of real estate and alternative investments of General Motors Investment Management Corporation located in New York, New York, an investment advisor to several pension funds, including those of General Motors Corporation, its subsidiaries and affiliates. For more than five years, Mr. Dobrowski has been a director of Manufactured Home Communities, Inc. Since August 1998, Mr. Dobrowski has been a trustee of Capital Trust, Inc. (2)

     William M. Goodyear has been a trustee of the Trust since July 1997. From July 1997 until January 1999, Mr. Goodyear was Chairman of Bank of America, Illinois, the Midwest business unit of BankAmerica Corporation, a commercial bank. From July 1997 until January 1999, he was also President of Bank of America, Private Bank. Mr. Goodyear was Chairman and Chief Executive Officer of Bank of America Illinois, a subsidiary of BankAmerica Corporation, from September 1994 until June 1997, at which time it merged with Bank of America NT & SA. For more than two years prior to September 1994, Mr. Goodyear was a Vice Chairman and a member of the Board of Directors of Continental Bank Corporation, the parent company of Continental Bank, N.A., a commercial bank which merged into Bank of America Illinois in September 1994. Since June 1992, Mr. Goodyear has been a member of the Board of Trustees of the Museum of Science and Industry in Chicago, Illinois. Mr. Goodyear has been a member of the Board of Trustees of the University of Notre Dame since May 1996 and of Rush-Presbyterian St. Lukes Medical Center in Chicago, Illinois, since June 1996. Since June 1999, Mr. Goodyear has served as a member of the Board of Directors of Homeplace of America, Inc., a holding company for retail stores specializing in home furnishings and houseware items. Since December 1999, Mr. Goodyear has served as a member of the Board of Directors of Navagant Consulting, Inc., an energy consultant for utility companies. Mr. Goodyear currently is Chairman of the Trust's Audit Committee. (2) (4)

     James D. Harper, Jr. has been a trustee of the Trust since July 1997. Mr. Harper has been president of JDH Realty Co., a real estate development and investment company since 1982. Since 1988, he has been a co-managing partner in AH Development, S.E. and AH HA Investments, S.E., special limited partnerships formed to develop over 400 acres of land in Puerto Rico. Since May 1993, Mr. Harper has been a trustee of Equity Residential Properties Trust. Since 1993, Mr. Harper has been a trustee of Urban Land Institute. Since 1997, Mr. Harper has been a director of Burnham Pacific Properties Inc., a REIT that owns, develops and manages commercial real estate properties in California. Mr. Harper currently is Chairman of the Trust's Compensation and Option and Conflicts Committees. (2) (3) (4)

     David K. McKown has been a trustee of the Trust since July 1997. Mr. McKown has been Group Executive of Diversified Finance of BankBoston, N.A., a commercial bank since 1993. Mr. McKown was Chairman of the Domestic Senior Credit Committee for BankBoston, N.A. from 1985 until 1990 and Managing Director responsible for all problem loan management for BankBoston, N.A. from 1990 to 1993. (1) (3) (4)

     Jerry M. Reinsdorf has been a trustee of the Trust since July 1997. Mr. Reinsdorf has been the Chairman of the Chicago White Sox baseball team, the Chairman of the Chicago Bulls basketball team, and a partner of Bojer Financial Ltd., a real estate investment company located in Park City, Utah, for more than five years. Since 1996, Mr. Reinsdorf has served as a director of LaSalle National Bank, N.A., a commercial bank in Chicago, Illinois, the holding company of which is LaSalle National Corporation, of which Mr. Reinsdorf is also a director. Since 1993, Mr. Reinsdorf has been a trustee of Northwestern University in Evanston, Illinois. Mr. Reinsdorf is a stockholder, officer and director of Jerbo Holdings I, Inc., which is the corporate general partner of a limited partnership which is the general partner of Bojer Realty Limited Partnership I.

     Sheli Z. Rosenberg has been a trustee of the Trust since March 1997. Since February 2000, Ms. Rosenberg has been the Vice Chairman of Equity Group Investments L.L.C. From January 1999 until February 2000, Ms. Rosenberg was Chief Executive Officer and President of Equity Group Investments L.L.C., an owner and financier of real estate and corporate investments. Ms. Rosenberg was Chief Executive Officer and President of Equity Group Investments, Inc., from November 1994 through December 1998. From 1980 until September 1997, Ms. Rosenberg was a principal of the law firm of Rosenberg & Liebentritt, P.C. For more than five years, Ms. Rosenberg has served on the Board of Directors of Anixter International

Inc., a provider of integrated network and cabling solutions and previously served for more than five years on the Board of Directors of Equity Group Investments, Inc. Since March 1993, Ms. Rosenberg has been a trustee of Equity Residential Properties Trust, a REIT that owns and operates multifamily residential properties. Since August 1996, Ms. Rosenberg has been a director of Manufactured Home Communities, Inc., a REIT engaged in the ownership and management of manufactured home communities. Since April 1997, Ms. Rosenberg has been a director of Illinois Power Co., a supplier of electricity and natural gas in Illinois, the holding company of which is Dynegy Inc., of which Ms. Rosenberg is also a director. Since May 1997, Ms. Rosenberg has been a director of CVS Corporation, a drugstore chain. Since July 1997, Ms. Rosenberg has been a member of the board of Capital Trust, Inc., a specialized finance company. Since February 2000, Ms. Rosenberg has been a member of the Board of Directors of Danka Business Systems PLC, a business services provider. Ms. Rosenberg currently is the Chairman of the Trust's Governance Committee. (3) (5)

     H. Jon Runstad has been a trustee of the Trust since January 1998. Since 1971, Mr. Runstad has been Chief Executive Officer of Wright Runstad & Company, a Seattle, Washington based owner, manager and developer of office buildings in the western United States, primarily in the Pacific Northwest; and since January 1995, he has served as its Chairman. From 1971 until May 1995, Mr. Runstad was President of Wright Runstad & Company. From 1987 through September 1998, Mr. Runstad served as a member of the Board of Regents for the University of Washington.

     Edwin N. Sidman has been a trustee of the Trust since March 1998. Until the consummation of the merger of Beacon Properties Corporation into Equity Office in December 1997, Mr. Sidman served as Chairman of the Board and a director of Beacon Properties Corporation from 1994. He is currently the managing partner of The Beacon Companies, a private company in Boston, Massachusetts, which is involved in real estate investment, development and management. Prior to joining Beacon Properties Corporation's predecessor in 1971, Mr. Sidman practiced law with the predecessor to the firm of Rubin and Rudman in Boston, Massachusetts. Mr. Sidman's past professional affiliations include service as Chairman of the National Realty Committee, now the Real Estate Roundtable. Mr. Sidman is a member of the Board of Trustees and Executive Committee of Duke University and of the Board of Directors and Executive Committee of the United Way of Massachusetts Bay. (5)
---------------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation and Option Committee

(4) Member of the Conflicts Committee

(5) Member of the Trust Governance Committee.

MEETINGS AND COMMITTEES OF THE TRUST'S BOARD OF TRUSTEES

     MEETINGS. The Board of Trustees held six meetings during 1999. All of the trustees, except Mr. Reinsdorf, attended over 75% of the meetings of the Board and those committees on which he or she served during the year. Mr. Reinsdorf attended four of the six meetings of the Board during the year. The Board of Trustees has standing executive, compensation and option, audit, conflicts and trust governance committees, which are described below.

     EXECUTIVE COMMITTEE. The Trust's Board of Trustees' Executive Committee consists of the trustees identified above, with Mr. Zell as its Chairman. Subject to limitations which are specified in the Trust's Bylaws, the Executive Committee has the general authority to acquire, dispose of and finance investments and to approve the execution of contracts and agreements, including those related to indebtedness. Although the Trust's Executive Committee did not formally meet during 1999, its members were in frequent communication and approved numerous matters by unanimous written consent.

     COMPENSATION AND OPTION COMMITTEE. The Trust's Board of Trustees' Compensation and Option Committee consists of the independent trustees identified above, with Mr. Harper as its Chairman. The

Compensation and Option Committee determines compensation and benefits for all executive officers other than the President and Chief Executive Officer and makes recommendations to the Trust's Board's disinterested Board members in respect to the compensation and benefits for the Trust's President and Chief Executive Officer. The Compensation and Option Committee met five times during 1999.

     AUDIT COMMITTEE. The Trust's Board of Trustees' Audit Committee consists of the independent trustees identified above, with Mr. Goodyear as its Chairman. The Audit Committee recommends the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and nonaudit fees and reviews the adequacy of the Trust's and the Company's internal accounting controls. The Audit Committee met twice during 1999.

     CONFLICTS COMMITTEE. The Trust's Board of Trustees' Conflicts Committee consists of the independent trustees identified above, with Mr. Harper as its Chairman. The Trust's Bylaws permit any trustee to require that the Conflicts Committee review and approve, prior to a vote of the disinterested trustees of the full Board, any transaction in which a trustee has a direct or indirect interest. The Conflicts Committee met twice during 1999.

     TRUST GOVERNANCE COMMITTEE. The Trust's Board of Trustees' Governance Committee consists of the independent trustees identified above, with Ms. Rosenberg as its Chairman. The Trust's Committee on Trust Governance is responsible for on-going review of the effectiveness of the Trust's Board, the maintenance of criteria and procedures for the identification and recruitment of candidates for election or reelection as Trustees and the recommendation to the Trust's Board, with the advice of the Trust's Board's Chairman and the Trust's President and Chief Executive Officer, of nominees for election or reelection as Trustees. In 1999, the Board adopted Guidelines on Trust Governance Issues after their recommendation to the Board by the Trust Governance Committee. The Trust Governance Committee met twice during 1999.

     The Trust does not have a nominating committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the trustees and executive officers of the Trust to file reports of holdings and transactions in the Trust's shares with the SEC and the New York Stock Exchange.

     Management believes that, during 1999, all applicable filing requirements of the officers and trustees of the Trust were satisfied with the exception of the initial filing requirement for Mr. Helfand who was late in filing his Form 3.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF TRUST'S BOARD OF TRUSTEES; PAYMENT IN COMMON SHARES

     Annual Fees: The trustees who are employees of the Trust receive no fees for his services as trustees. Each of the Trust's non-employee trustees receives an annual fee of $50,000 and an additional $1,000 per annum for each committee on which he or she serves. Committee chairs receive an additional $500 per annum for each committee chaired. Generally, these fees are paid in common shares. In addition, independent trustees receive an annual grant of options to purchase 10,000 common shares at the fair market value on the date of each annual meeting of shareholders. The annual trustee option grants vest as follows: options for 3,333 common shares vest six months after grant date; options for an additional 3,333 common shares vest on the first anniversary of the grant date; and options for the remaining 3,334 common shares vest on the second anniversary of the grant date.

     Option: On February 16, 1999, the Board of Trustees' Compensation and Option Committee granted Mr. Zell options to purchase 500,000 common shares at an above-market exercise price of $29.50 per share. On December 31, 1999, the Board of Trustees granted Mr. Zell options to purchase an additional 750,000 common shares at $24.225 per share, which equaled fair market value on the date of grant. One third of such options granted to Mr. Zell will vest on each of the first three anniversary dates of the option grants.

     Indemnification: As required under the Trust's Bylaws, the Trust indemnifies the trustees and officers to the fullest extent permitted by law. The Trust has also signed agreements with each of those individuals contractually obligating us to provide this indemnification to them.

EXECUTIVE COMPENSATION

     The following tables show information with respect to the annual compensation (including option grants) for services rendered to the Trust for the year ended December 31, 1999.

SUMMARY COMPENSATION TABLE.

     The following table shows the annual compensation for Timothy H. Callahan, the Chief Executive Officer of the Trust, and the other four most highly compensated executive officers of the Trust.

                                                                  LONG-TERM COMPENSATION
                                                                          AWARDS
                                                               -----------------------------
                                        ANNUAL COMPENSATION     RESTRICTED
                                       ---------------------      COMMON        SECURITIES      ALL OTHER
      NAME AND PRINCIPAL                SALARY      BONUS          SHARE        UNDERLYING     COMPENSATION
         POSITION(S)            YEAR    ($)(1)      ($)(2)     AWARDS ($)(3)   OPTIONS(#)(4)      ($)(5)
      ------------------        ----    ------      ------     -------------   -------------   ------------
Timothy H. Callahan...........  1997   $600,000   $1,050,000    $4,976,875        450,000         $9,600
  President and Chief           1998   $700,000   $1,050,000    $2,640,000        300,000         $9,600
  Executive Officer             1999   $700,000   $1,200,000            --        300,000         $9,600
Richard D. Kincaid............  1997   $235,000   $  465,000    $1,523,375        250,000         $9,600
  Executive Vice President      1998   $300,000   $  465,000    $1,200,000        110,000         $9,600
  and Chief Financial Officer   1999   $325,000   $  450,000            --        110,000         $9,600
Michael A. Steele.............  1997   $265,000   $  525,000    $1,523,375        250,000         $9,600
  Executive Vice President--    1998   $350,000   $  525,000    $1,200,000        110,000         $9,600
  Real Estate Operations and    1999   $375,000   $  375,000            --         90,000         $9,600
  Chief Operating Officer
Stanley M. Stevens............  1997   $325,000   $  375,000    $  627,000        225,000         $9,600
  Executive Vice President and  1998   $375,000   $  375,000    $  600,000         75,000         $9,600
  Chief Legal Counsel           1999   $375,000   $  350,000            --         75,000         $9,600
David A. Helfand..............  1997         --           --            --             --             --
  Executive Vice President--    1998   $138,187   $  280,000    $  360,000         82,500             --
  New Business Development      1999   $302,596   $  375,000            --        100,000         $3,200

---------------

(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers. Mr. Helfand's employment with Equity Office commenced in July 1998.

(2) Cash and non-cash bonuses payable in common shares, including amounts earned but deferred, are reported in the year in which the compensation service was performed, even if the bonuses were paid in a subsequent year.

(3) Represents the dollar value of restricted share awards calculated by multiplying the closing market price of the Trust's common shares on the date of grant by the number of shares awarded. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the common shares. The restricted share awards vest over a five-year period (50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date, and 25% on the fifth anniversary of the grant date).

     The number and value of the aggregate restricted share holdings of each executive officer listed above at December 31, 1999 were as follows:

                                                       NUMBER OF RESTRICTED
                                                           COMMON SHARE           VALUE AT
                        NAME                                  AWARDS          DECEMBER 31, 1999
                        ----                           --------------------   -----------------
Timothy H. Callahan..................................        265,000             $6,360,000
Richard D. Kincaid...................................         97,000             $2,328,000
Michael A. Steele....................................         97,000             $2,328,000
Stanley M. Stevens...................................         44,000             $1,056,000
David A. Helfand.....................................         15,000             $  360,000

    Distributions are paid on all restricted common share awards at the same rate as on unrestricted common shares.

(4) Securities underlying options are reported in the year granted.

(5) Includes employer matching and profit-sharing contributions to Equity Office's 401(k) Retirement Savings Plan.

1999 OPTION GRANTS.

     The following table gives more information on share options granted during the last fiscal year to Timothy H. Callahan, the Chief Executive Officer of the Trust, and the other four most highly compensated executive officers of the Trust.

                                              INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------
                                                       PERCENT OF TOTAL    EXERCISE
                                    NUMBER OF         OPTIONS GRANTED TO   PRICE PER                GRANT DATE
                              SECURITIES UNDERLYING     EMPLOYEES FOR        SHARE     EXPIRATION    PRESENT
            NAME               OPTIONS GRANTED (1)     FISCAL YEAR 1999       (2)         DATE      VALUE (3)
            ----              ---------------------   ------------------   ---------   ----------   ----------
Timothy H. Callahan.........         300,000                 9.1%           $24.225     12/31/09    $1,388,093
Richard D. Kincaid..........         100,000                 3.3%           $24.225     12/31/09    $  508,967
Michael A. Steele...........          90,000                 2.7%           $24.225     12/31/09    $  416,428
Stanley M. Stevens..........          75,000                 2.3%           $24.225     12/31/09    $  347,023
David A. Helfand............         100,000                 3.0%           $24.225     12/31/09    $  462,698

---------------

(1) All options were granted at the fair market value of common shares as of the date of grant. Options granted are for a term of not more than ten years from the date of grant and vest in three annual installments over three years.

(2) The exercise price for the grant of options on December 31, 1999 was the average closing price of the common shares as listed on the New York Stock Exchange for the five trading days immediately preceding the date of grant.

(3) As permitted by the Securities and Exchange Commission rules, the Trust elected to present the grant date present value of the options set forth in this table calculated using the Black-Scholes option-pricing model. The Trust's use of this model should not be construed as an endorsement of its accuracy at valuing options. All share option models require a prediction about the future movement of the share price. The following assumptions were made for purposes of calculating grant date present value: expected time of exercise of 5 years, volatility of 30%, risk-free interest of 5.4% and dividend yield of 5.8%. The real value of the options in this table depends upon the actual performance of the Equity Office's shares during the applicable period and upon when they are exercised. The dollar amounts in this column are not intended to forecast potential future appreciation, if any, of the Equity Office's common shares.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table shows the number and value of share options (exercisable and unexercisable) for Messrs. Callahan, Kincaid, Steele, Stevens and Helfand during the last fiscal year

                                                                      NUMBER OF                     VALUE OF
                                                                SECURITIES UNDERLYING              UNEXERCISED
                                                                     UNEXERCISED                  IN-THE-MONEY
                                  COMMON                             OPTIONS AT                    OPTIONS AT
                                  SHARES                             12/31/99(#)                   12/31/99(1)
                                ACQUIRED ON       VALUE      ---------------------------   ---------------------------
            NAME                EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----                -----------    -----------   -----------   -------------   -----------   -------------
Timothy H. Callahan..........        0            $0.00        399,999           650,001   $   562,332   $     500,168
Richard D. Kincaid...........        0            $0.00        203,332           266,668   $   381,883   $     271,242
Michael A. Steele............        0            $0.00        203,332           246,668   $   381,883   $     269,742
Stanley M. Stevens...........        0            $0.00        175,000           200,000   $   369,750   $     239,625
David A. Helfand.............        0            $0.00         28,332           154,168   $    17,332   $      55,667

---------------

(1) Represents the fair market value of a common share on December 31, 1999 ($24.4375) less the option exercise price. An option is "in-the-money" if the fair market value of the common shares subject to the option exceeds the option exercise price.

REPORT OF THE TRUST'S COMPENSATION AND OPTION COMMITTEE ON EXECUTIVE
COMPENSATION

Trust's Compensation and Option Committee: long-term roles and 1999 actions:

  The role of the Compensation and Option Committee of the Board is to:

- Review and approve a compensation philosophy for Equity Office which is consistent with its mission and strategies;

- Ensure that the rewards program in total and each of its component parts are designed consistent with the approved compensation philosophy;

- Review and approve all compensation plans impacting the senior officers of Equity Office;

-  Review and approve the benefit plans impacting all Equity Office employees;

- Determine the specific levels of compensation for the four highest paid officers other than the President and Chief Executive Officer; and

- Recommend to the Board the specific levels of compensation for the Chairman, the President and Chief Executive Officer, as well as the Trustees.

     During 1999, the Compensation and Option Committee, with the advice and assistance of a team of outside compensation consultants, fully reviewed Equity Office's "total rewards" programs for senior officers (as well as other employees). The results of this review were refinements to Equity Office's existing compensation plans, which are designed to:

- Align the compensation packages of senior officers with Equity Office's mission and strategies as well as the long-term interests of shareholders;

- Improve the incentive to achieve key financial and strategic performance metrics by linking annual incentive award opportunities to the achievement of performance benchmark goals in these areas; and

-  Foster greater shareholder identification by:

*  Adopting and implementing share ownership requirements for senior officers;
   and

* Providing a large portion of total compensation opportunities in the form of restricted shares and share options; and

* Enhancing opportunities for retention of key people through vesting of equity opportunities and by initiating change-in-control agreements

     1999 compensation decisions were made with a view towards furthering the foregoing compensation objectives and in light of Equity Office's performance in 1999.

1999 COMPENSATION PROGRAM

     For 1999, Equity Office's outside compensation consultants provided competitive compensation data to help the Committee in establishing the desired positioning of Equity Office relative to the market, as well as the desired mix of base salary, annual incentive opportunity and long-term compensation opportunities.

     The competitive market for senior officers included:

             -  Large REITS with an emphasis on office REITs;

             - Other for profit companies of comparable size to Equity Office in the general business arena; and

             -  The real estate industry in general.

TYPES OF COMPENSATION:

     The three major components of executive compensation include base salary, annual incentive bonus and long-term/equity compensation.

     BASE SALARY. Positions are classified by salary on the basis of assigned responsibilities and an evaluation of the latest available survey information. A range of earnings opportunities has been established for each position. The mid-point of the salary range is dependent on the position's responsibilities relative to the market references. Where salary information is unavailable for a particular position, the salary range is based on other positions having similar responsibilities at Equity Office.

     Each salary range has three defined points of reference:

     -  Minimum or the lowest salary to be paid to a qualified incumbent;

     - Mid-point or the middle position of the salary range established with reference to the market value and objectives of Equity Office; and

     - Maximum or the highest amount to be paid to an incumbent in this position.

Individual base salaries are reviewed at least annually. Salary increases are granted based on each executive's performance as well as his or her position in the applicable salary range.

     INCENTIVE BONUS. Equity Office's bonus program is designed to motivate all employees by more closely linking bonus awards to value added for Equity Office's shareholders. Equity Office has created and intends to promote a culture of performance and ownership among its managers. Executive officers' short-term incentives are accomplished by tying the executive officers' performance to Equity Office's continued performance.

     The incentive bonus program recognizes three aspects of performance which are corporate, team and individual:

     - "Corporate" refers to the performance measures of Equity Office, including its financial and strategic measures;

     - "Team" refers to key functional or departmental performance measures. This aspect of performance links individuals to the performance of their collective work group or assigned geographic territory, and is intended to foster cooperation within Equity Office; and

     - "Individual" performance refers to specific performance measures developed for each individual participant in the program. This aspect of performance motivates individuals to achieve a high level of individual success and personal contribution.

The senior officers have their annual incentives weighted more heavily toward the achievement of corporate and team performance rather than individual performance.

     SHARE OPTIONS AND RESTRICTED SHARE AWARDS. The Trust's Compensation and Option Committee recognizes that, while the bonus program provides awards for positive short-term and mid-term performance, the interests of shareholders are best served by giving key employees the opportunity to participate in the appreciation of Equity Office's common shares thorough the granting of share options and restricted share awards. The members of the Committee believe that share performance, over the long-term, will reflect executive performance and that such arrangements further reinforce management goals and incentives to achieve shareholder objectives. All employee share options granted to date vest over a period of three years at a rate of one third of such grant each year and all restricted share awards vest over a period of five years. The Committee used the compensation surveys, and an assessment of the senior officer's achieved performance goals and objectives, to determine the amount of share options and restricted shares awarded each senior officer.

     CHIEF EXECUTIVE OFFICER'S COMPENSATION. Based on the executive compensation surveys and Equity Office's financial performance in 1999, the Trust's Compensation and Option Committee concluded that (i) the recommended salary, bonus, restricted share awards and option grants to Mr. Callahan, Equity Office's Chief Executive Officer and President, is fair and competitive in light of Mr. Callahan's contribution and (ii) Equity Office's overall executive compensation ranks within the upper quartile among the general real estate industry and among REITs. The Committee determined that this was appropriate given Equity Office's performance in 1999 and its status as the largest public office company in the United States. The Committee further noted that third-party analysts have consistently pointed to the strength of Equity Office's management team as a reason for their positive view of Equity Office and its future prospects.

     SECTION 162(M) POLICY. Section 162(m) of the Internal Revenue Code limits to $1 million Equity Office's tax deduction each year for compensation to each of its Chief Executive Officer and other four most highly paid executive officers. Section 162(m), however, allows a deduction without regard to amount for payments of performance-based compensation, which includes most share option, and other incentive arrangements, the material terms of which have been approved by shareholders. Awards issued under Equity Office's Amended and Restated 1997 Share Option and Share Award Plan may, but need not, satisfy the requirements of Section 162(m). Options under this plan that have an exercise price equal to grant date fair market value and that vest based solely on continued employment qualify as "performance-based compensation." Incentive bonuses are determined based on the evaluation of Equity Office's performance, taking into consideration such factors as pre-set financial and strategic goals. Since, the Board, however, does not apply these factors on a strict formula basis, the incentive bonuses do not satisfy the requirements of 162(m). Restricted share grants, which are used to help retain key executives in a highly competitive job market, also do not qualify as performance based under 162(m). Equity Office believes that because it qualifies as a REIT under the Code and is, therefore, not subject to Federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) does not have a material adverse financial consequence to it provided it continues to distribute 100% of its taxable income.

                                          Respectfully submitted,

                                          James D. Harper, Jr., Chairman
                                          David K. McKown
                                          Sheli Z. Rosenberg

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This table indicates how many Units in the Company the executive officers and trustees beneficially owned as of March 7, 2000. In general, "beneficial ownership" includes those Units a trustee or executive officer has the power to vote, or the power to transfer. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all Units shown as beneficially owned by them.

                                                              NUMBER OF UNITS
                                                               BENEFICIALLY     PERCENTAGE OF ALL
                            NAME                                   OWNED            UNITS(1)
                            ----                              ---------------   -----------------
Samuel Zell(2)..............................................     1,775,065               *
Timothy H. Callahan.........................................        89,338               *
David A. Helfand............................................            --               *
Richard D. Kincaid..........................................            --               *
Michael A. Steele...........................................            --               *
Stanley M. Stevens..........................................         6,927               *
Sheli Z. Rosenberg (3)......................................       191,134               *
Thomas E. Dobrowski.........................................             -               *
James D. Harper, Jr.........................................            --               *
Jerry M. Reinsdorf..........................................            --               *
William M. Goodyear.........................................            --               *
David K. McKown.............................................            --               *
H. Jon Runstad (4)..........................................       576,690               *
Edwin N. Sidman (5).........................................       347,805               *
D.J. Andre de Bock..........................................            --               *
                                                                 ---------            ----
All trustees and executive officers as a group (15
  persons)..................................................     2,986,959            1.06%
                                                                 =========            ====

---------------

* Less than 1%.

(1) Assumes a total of 281,453,518 Units outstanding as of March 7, 2000.

(2) Includes 1,775,065 Units held by Samstock/SZRT, L.L.C. of which may be deemed to be beneficially owned by Mr. Zell. Excludes an additional 11,858,068 Units in which Mr. Zell has an interest but does not have voting or dispositive power.

(3) Does not include 13,620,819 Units attributable to EGI Holdings, Inc., EGIL Investments, Inc., Samstock/ZFT, L.L.C., Samstock/SZRT, L.L.C., Samstock/ZGPI, L.L.C. and Samstock/Alpha, L.L.C., which may be deemed to be beneficially owned by Ms. Rosenberg solely as a result of her position as director, and/or executive officer of the ultimate general partner or shareholder of such entities, or a director, and/or executive officer, of such entities. Ms. Rosenberg disclaims beneficial ownership of such 13,620,819 Units.

(4) Includes 24,115 Units held by Wright Runstad & Company which may be deemed to be beneficially owned by Mr. Runstad; however, Mr. Runstad disclaims beneficial ownership of such 24,115 Units.

(5) Does not include 401,809 Units held by The Leventhal Family Limited Partnership. Paula Sidman, Mr. Sidman's spouse, is a general partner of such partnership; however, Mrs. Sidman disclaims beneficial ownership of the Units beneficially owned by such partnership except for the Units in which she has a pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WRIGHT RUNSTAD AFFILIATED TRANSACTIONS.

     H. Jon Runstad, a trustee of the Trust, is the Chairman, Chief Executive Officer and a director of Wright Runstad & Company, the general partner of Wright Runstad Associates Limited Partnership, which we refer to as "WRALP." Through direct and indirect holdings, Mr. Runstad owns 40.27% of WRALP. A subsidiary of The Trust and an affiliate of Equity Group Investments, L.L.C. together own a 30% limited partnership interest in WRALP. During 1999, such subsidiary and limited partner received distributions of $.9 million from WRALP. In addition, various subsidiaries of the Trust made payments to WRALP during

1999 totaling $5.1 million as development and management fees, leasing commissions and related expense reimbursements with respect to some of the Properties. An additional $4.7 million was paid during 1999 to Wright Runstad & Company for the reimbursement of salaries of personnel in connection with such management services.

     Wright Runstad & Company leases space in some of the Office Properties. The terms of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by Wright Runstad & Company under its lease were approximately $.3 million for the year ending December 31, 1999.

     In addition, Mr. Runstad had an interest in the following transactions during 1999:

     - WRALP serves as the co-property manager with the Company and leasing agent for our portfolio of office buildings acquired in December 1997 from an entity affiliated with WRALP. Those buildings are located in Seattle and Bellevue, Washington; Portland, Oregon and Anchorage, Alaska.

     - In December 1997, the Company agreed to guarantee a line of credit obtained by WRALP from a third-party lender in an amount of up to $19.5 million in principal plus $.5 million in costs. The balance outstanding on that line of credit at December 31, 1999 was approximately $16.9 million. We have not been required to make any payments under that guarantee.

     - WRALP is the property manager for two additional office buildings which we acquired in 1998 and are located in Seattle, Washington.

     - WRALP is the property manager for one additional office building which we acquired in 1999 and is located in Bellevue, Washington.

     - WRALP owns a 20% interest and the Company owns an 80% interest in WRC Sunset North LLC, a Washington limited liability company that developed a three-building office complex, Sunset North Corporate Campus, in Bellevue, Washington. WRALP served as developer of that project and currently serves as its co-property manager with the Company and leasing agent.

     - WRALP owns a 20% interest and the Company owns an 80% interest in Three Bellevue Center LLC, a Washington limited liability company that is developing an office building, Three Bellevue Center, in Bellevue, Washington. WRALP is serving as developer of that project and, upon completion, is expected to serve as co-property manager with the Company and leasing agent.

     - WRALP is currently developing an office building, The World Trade Center in Seattle, Washington. Upon completion of the building, the Company will serve as co-property manager and leasing agent with WRALP. We have agreed to acquire that building after it has been completed and occupied by a third party tenant.

EQUITY GROUP INVESTMENTS AFFILIATED TRANSACTIONS

     The Company leases office space at Two North Riverside Plaza, Chicago, Illinois owned by Two North Riverside Plaza Joint Venture, a partnership comprised of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell. Prior to May 1, 1999, Equity Group Investments, L.L.C., and its affiliates provided the Company and its subsidiaries with real estate tax services. We paid approximately $3.5 million during 1999 to Equity Group Investments, L.L.C. and its affiliates for such office space and services. Management believes these amounts equal a market rental rate for the office space and the actual cost of providing these services.

     Prior to October 1, 1999, EGI Risk Services Inc., a wholly owned subsidiary of Equity Group Investments, L.L.C. provided risk management services to the Company, including reviewing, obtaining and/or researching various insurance policies. In addition, National Liberty, an affiliate of Equity Group Investments, L.L.C. provided certain insurance coverage for the Company for the period prior to October 1, 1999. Fees paid to EGI Risk Services Inc. and insurance premiums paid to National Liberty during 1999 were approximately $3.5 million.

     An affiliate of Equity Group Investments, L.L.C. has an indirect minority interest in Standard Parking Limited Partnership, which we refer to as "SPLP." An affiliate of SPLP manages the parking operations at certain properties that are owned by the Company. We believe amounts paid to SPLP's affiliate are equal to market rates for such services.

     The Company has entered into various lease agreements with SPLP's affiliates whereby such affiliates lease certain stand-alone parking facilities. Certain of these lease agreements provide such affiliates with annual successive options to extend the term of the lease through various dates. The rent paid in 1999 under these lease agreements was approximately $9.0 million. In addition, we may receive additional rent based upon actual gross revenues generated by these parking facilities. In accordance with certain of these leases, we may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

     On July 28, 1998, the Company purchased for $48.5 million 50,000 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, issued by CT Convertible Trust I, a subsidiary of Capital Trust, Inc., in a private placement. The preferred securities are convertible at any time into Class A common shares of Capital Trust, Inc. at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust, Inc.'s common share price at the close of business on July 24, 1998. The preferred securities are non-callable for five years, and have a 20-year maturity. Mr. Zell, Chairman of our Board of Trustees is also Chairman of the Board of Capital Trust, Inc, and Ms. Rosenberg and Mr. Dobrowski are directors of Capital Trust, Inc. The Company earned approximately $4.1 million in dividends in 1999. The dividend is payable each calendar quarter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust, Inc. has granted the Company and other investors the right to participate in certain strategic lending opportunities.

     During 1999, the Company invested approximately $2.0 million for approximately .1 million common shares of Allied Riser Communications Corporation ("ARC"). ARC is a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by ARC in large- and medium-sized office buildings. The Company and ARC entered into various license agreements allowing ARC to install and provide its services to tenants in certain of our office properties containing approximately 75.6 million square feet. In return for allowing ARC access to our office properties, ARC granted us, in addition to the purchased securities described above, approximately 1.4 million warrants to acquire an equal number of common shares of ARC for no additional consideration, as well as an additional .2 million common shares for nominal consideration, and other ARC investors transferred approximately .3 million ARC common shares to us. The warrants and the common shares were recorded at fair value as deferred revenue and will be amortized over the term of the licensing agreements of five years. The total deferred revenue at December 31, 1999, was approximately $29.1 million. As of December 31, 1999, the fair value of the ARC common shares and warrants which are exercisable into ARC common shares at our option commencing in April 2000, was estimated to be approximately $41.5 million.

     In 1999, ARC paid the Company rent and expense reimbursements in the amount of approximately $0.9 million and access fees in the amount of approximately $62,000. A private investment entity controlled by Mr. Zell has a substantial investment in ARC.

MANAGEMENT AFFILIATED TRANSACTIONS

     In order to satisfy certain REIT tax requirements, our five senior-most officers of the Trust own the equity in Access Holding Company, L.L.C. ("Access"). Access is the owner of one hundred percent (100%) of the voting shares (a five percent economic interest) in Real State Insurance Corporation ("Real State"), a captive insurance company which we created effective October 1, 1999, to provide insurance solely to the Company and its affiliates. The Company indirectly owns one hundred percent (100%) of the non-voting shares (a ninety-five percent economic interest) and has an option through its subsidiary to acquire the interest of Access in Real State, effective on or after January 1, 2001, when REIT tax laws will permit such acquisition and ownership. In 1999, the Company paid Real State insurance premiums in the amount of approximately $1.6 million, substantially all of which was allocated to reserves for potential future losses.

     In 1999, the Company entered into a revolving loan agreement with Equity Health Club Holding Corp., an entity in which Messrs. Callahan, Kincaid, Steele and Stevens each owns a 25% equity interest. This entity is the owner of 100% of the membership interest in Equity Health Club, L.L.C. which, for REIT tax reasons, has leased certain health club facilities from us. Under the terms of this loan agreement, interest accrues prior to default on the balance outstanding at the so-called "prime rate" plus 4% per annum and the note is payable on or before July 6, 2004. As of December 31, 1999, the outstanding principal balance in respect of this loan was approximately $.2 million.

MISCELLANEOUS

     Equity Office Properties Management Corp., a Delaware corporation, has entered into third-party management contracts, on terms equivalent to third-party transactions, with respect to properties which are owned or controlled by affiliates of Mr. Zell. Income recognized for such services rendered for 1999 was approximately $2.2 million.

     Certain services for the Company tenants that for tax reasons may not be performed by a REIT are performed by a service corporation owned entirely by an affiliate of Mr. Zell. The Company has no control over, or ownership interest in, this service corporation, which operates as an independent contractor. The Company may terminate such services at any time upon 30-days' notice. In 1999, the Company paid this entity and its affiliate an amount equal to $1.2 million substantially all of which was applied to expenses incurred.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Schedules:

FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets of EOP Operating Limited Partnership as of December 31, 1999 and 1998

     Consolidated Statements of Operations of EOP Operating Limited Partnership for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the Combined Statement of Operations of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Consolidated Statements of Changes in Partners' Capital of EOP Operating Limited Partnership for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the Combined Statement of Owners' Equity for Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Consolidated Statements of Cash Flows of EOP Operating Limited Partnership for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Cash Flows of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Notes to Consolidated and Combined Financial Statements

SCHEDULES

     Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits:

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
  2.1     Agreement and Plan of Merger, dated February 11, 2000, among the Trust, the Company, Cornerstone and Cornerstone
          Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February
          11, 2000).
  4.1*    Indenture, dated as of September 2, 1997, between the
          Company and State Street Bank and Trust Company
  4.2*    First Supplemental Indenture, dated as of February 9, 1998, between the Company and State Street Bank and Trust Company
  4.3     Form of 6.375% Note due 2003 (incorporated herein by
          reference to Exhibit 4.4 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-47347))
  4.4     Form of 6.625% Note due 2005 (incorporated herein by
          reference to Exhibit 4.5 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)
  4.5     Form of 6.750% Note due 2008 (incorporated herein by
          reference to Exhibit 4.6 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-47347))
  4.6     Form of 7.250% Note due 2018 (incorporated herein by
          reference to Exhibit 4.7 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
  4.7     Form of 6.376% MandatOry Par Put Remarketed Securities due
          2012 (incorporated herein by reference to Exhibit 4.8 of the
          Company's Registration Statement on Form S-4 (Reg. No.
          333-47347))
  4.8     $30,000,000 7.24% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.9 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)
  4.9     $50,000,000 7.36% Senior Note due 2005 (incorporated herein by reference to Exhibit 4.10 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)
  4.10    $50,000,000 7.44% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.11 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)
  4.11    $50,000,000 7.41% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.12 to the Operating Partnership's
          Registration Statement on Form S-4 (Reg. No. 333-47347)
  4.12    Form of 6.50% Notes due 2004 (incorporated herein by
          reference to Exhibit 4.3 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
  4.13    Form of 6.763% Notes due 2007 (incorporated herein by
          reference to Exhibit 4.4 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
  4.14    Form of 7.25% Notes due 2028 (incorporated herein by
          reference to Exhibit 4.5 of the Company's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
  4.15    Form of 6.375% Notes due 2002 (incorporated herein by
          reference to Exhibit 4.1 of the Company's Current Report on
          Form 8-K filed with the SEC on January 25, 1999)
  4.16    Form of 6.5% Notes due 2004 (incorporated herein by
          reference to Exhibit 4.2 of the Company's Current Report on
          Form 8-K filed with the SEC on January 25, 1999)
  4.17    Form of 6.8% Notes due 2009 (incorporated herein by
          reference to Exhibit 4.3 of the Company's Current Report on
          Form 8-K filed with the SEC on January 25, 1999)
  4.18    Form of 7.5% Notes due April 19, 2029 (incorporated herein by reference to Exhibit 4.23 to the Operating Partnership's
          Current Report on Form 8-K filed with the SEC on April 19,
          1999)
  4.19    Form of $400,000,000 8.375% Note due March 15, 2006
          (incorporated by reference to Exhibit 4.25 to the Operating
          Partnership's Form 8-K dated March 24, 2000)
  4.20    Form of $100,000,000 8.375% Note due March 15, 2006
          (incorporated by reference to Exhibit 4.26 to the Operating
          Partnership's Form 8-K dated March 24, 2000)
  4.21    Second Amended and Restated Revolving Credit Agreement
          (incorporated by reference to Exhibit 4.22 to the Company's
          Form 10-K for the year ended December 31, 1998)
  4.22    First Amendment to Second Amended and Restated Revolving
          Credit Agreement
  4.23    Fixed Rate Promissory Note with The Chase Manhattan Bank
 10.1*    Agreement of Limited Partnership of the Company's, dated as of July 3, 1997, as amended

 12.1     Statement Regarding Computation of Ratios
 21.1     List of Subsidiaries
 23.1     Consent of Independent Auditors
 24.1     Power of Attorney (included in signature page)
 27.1     Financial Data Schedule

---------------

 * Incorporated herein by reference to the same-numbered exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

(b) Reports on Form 8-K:

    None

(b) Exhibits

    See Item 14(a)(3) above

(c) Financial Statement Schedules:

    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 27th day of March, 2000.

                                          EOP OPERATING LIMITED PARTNERSHIP

                                          By: EQUITY OFFICE PROPERTIES TRUST
                                            its general partner

                                              By: /s/ TIMOTHY H. CALLAHAN
                                              ----------------------------------
                                                     Timothy H. Callahan
                                                President and Chief Executive
                                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 27th day of March, 2000.

     Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

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

                /s/ SAMUEL ZELL                     Chairman of the Board of Trustees
------------------------------------------------
                  Samuel Zell

             /s/ D.J. ANDRE DE BOCK                 Trustee
------------------------------------------------
               D.J. Andre de Bock

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
------------------------------------------------
              James D. Harper, Jr.

SIGNATURE                                           TITLE
---------                                           -----
              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

               /s/ H. JON RUNSTAD                   Trustee
------------------------------------------------
                 H. Jon Runstad

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
 1 60 Spear Street Building............................   (3)    San Francisco, CA     $            --
 2 San Felipe Plaza....................................   (3)    Houston, TX               (51,455,300)
 3 Summit Office Park..................................   (3)    Ft. Worth, TX                      --
 4 Intercontinental Center.............................   (3)    Houston, TX                        --
 5 Four Forest Plaza...................................   (3)    Dallas, TX                         --
 6 Dominion Tower......................................   (3)    Norfolk, VA                        --
 7 Northborough Tower..................................   (3)    Houston, TX                        --
 8 500 Marquette Building..............................   (3)    Albuquerque, NM                    --
 9 Community Corporate Center..........................   (3)    Columbus, OH              (16,616,100)
10 Sarasota City Center................................   (3)    Sarasota, FL                       --
11 Denver Corporate Center II & III....................   (3)    Denver, CO                         --
12 University Tower....................................   (3)    Durham, NC                         --
13 Shelton Pointe......................................   (3)    Shelton, CT                        --
14 San Jacinto Center..................................   (3)    Austin, TX                         --
15 1111 19th Street....................................   (3)    Washington, D.C.                   --
16 North Central Plaza Three...........................   (3)    Dallas, TX                         --
17 The Quadrant........................................   (3)    Englewood, CO                      --
18 Canterbury Green....................................  (3)(4)  Stamford, CT              (19,107,200)
19 Three Stamford Plaza................................   (3)    Stamford, CT              (16,626,100)
20 Union Square........................................   (3)    San Antonio, TX                    --
21 One North Franklin..................................   (3)    Chicago, IL                        --
22 1620 L Street.......................................   (3)    Washington, D.C.                   --
23 300 Atlantic Street.................................   (3)    Stamford, CT                       --
24 One and Two Stamford Plaza..........................   (3)    Stamford, CT                       --
25 1700 Higgins........................................   (3)    Des Plaines, IL                    --
26 One Congress Plaza..................................   (3)    Austin, TX                         --
27 Northwest Center....................................   (3)    San Antonio, TX                    --
28 One Crosswoods Center...............................   (3)    Columbus, OH                       --
29 One Lakeway Center..................................   (3)    Metairie, LA                       --
30 Three Lakeway Center................................   (3)    Metairie, LA                       --
31 Two Lakeway Center..................................   (3)    Metairie, LA                       --
32 Bank of America Plaza...............................   (3)    Nashville, TN                      --
33 The Plaza at LaJolla Village........................   (3)    San Diego, CA             (57,157,800)
34 Interco Corporate Tower.............................   (3)    Clayton, MO               (21,564,800)
35 9400 NCX............................................   (3)    Dallas, TX                         --
36 Four Stamford Plaza.................................   (3)    Stamford, CT              (15,886,000)
37 1920 Main Plaza.....................................   (3)    Irvine, CA                         --
38 Paces West..........................................   (3)    Atlanta, GA                        --
39 One Market..........................................   (3)    San Francisco, CA        (147,363,300)
40 2010 Main Plaza.....................................   (3)    Irvine, CA                         --
41 1100 Executive Tower................................   (3)    Orange, CA                         --
42 28 State Street.....................................   (3)    Boston, MA                         --
43 850 Third Avenue....................................   (3)    New York, NY                       --
44 161 N. Clark........................................   (3)    Chicago, IL              (130,312,400)
45 Wachovia Center.....................................   (3)    Charlotte, NC             (25,712,000)
46 Central Park........................................   (3)    Atlanta, GA               (55,535,600)
47 One American Center.................................   (3)    Austin, TX                         --
48 580 California......................................   (3)    San Francisco, CA         (29,112,300)
49 1601 Market Street..................................   (3)    Philadelphia, PA                   --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,126,500   $       --   $   319,400
 2 San Felipe Plaza....................................      13,471,300       117,984,000       19,600     4,305,900
 3 Summit Office Park..................................       1,421,100        12,789,700           --     1,029,100
 4 Intercontinental Center.............................       1,752,200        14,420,200       69,800       515,600
 5 Four Forest Plaza...................................       4,767,900        42,911,400           --     1,524,200
 6 Dominion Tower......................................       4,643,700        41,100,100           --     1,228,700
 7 Northborough Tower..................................       1,705,400        12,198,900       37,000       563,000
 8 500 Marquette Building..............................       2,219,800        19,978,600           --     1,064,100
 9 Community Corporate Center..........................       3,018,900        27,169,800           --       843,600
10 Sarasota City Center................................       2,239,600        20,156,700           --       826,600
11 Denver Corporate Center II & III....................       6,059,400        36,534,300           --     1,153,700
12 University Tower....................................       2,085,100        18,766,100           --       851,400
13 Shelton Pointe......................................       1,513,900        13,625,200           --       617,500
14 San Jacinto Center..................................       5,074,500        45,670,600           --     2,426,900
15 1111 19th Street....................................       5,024,000        45,216,000           --       819,900
16 North Central Plaza Three...........................       3,632,100        32,689,300           --     1,223,200
17 The Quadrant........................................       4,357,300        39,215,300           --     1,571,800
18 Canterbury Green....................................              --        41,987,100       91,900     1,461,300
19 Three Stamford Plaza................................       3,956,600        35,609,800           --       477,400
20 Union Square........................................       2,368,500        14,236,000        8,600     1,421,200
21 One North Franklin..................................       9,830,500        88,474,400           --     1,205,200
22 1620 L Street.......................................       2,708,200        24,374,000           --       900,800
23 300 Atlantic Street.................................       4,632,300        41,690,900           --       896,800
24 One and Two Stamford Plaza..........................       8,267,700        74,409,300           --     2,467,300
25 1700 Higgins........................................       1,323,100        11,907,900       34,500       193,500
26 One Congress Plaza..................................       6,502,400        58,521,300           --     3,466,500
27 Northwest Center....................................       1,948,000        17,531,900           --       880,800
28 One Crosswoods Center...............................       1,058,900         9,529,800           --       612,400
29 One Lakeway Center..................................       2,803,900        25,235,500           --     1,729,000
30 Three Lakeway Center................................       4,695,000        43,517,200       59,300     2,124,000
31 Two Lakeway Center..................................       4,643,500        41,791,800       49,200     2,162,200
32 Bank of America Plaza...............................       3,049,200        27,443,100           --       583,700
33 The Plaza at LaJolla Village........................      11,838,900        98,243,100       19,300     1,881,800
34 Interco Corporate Tower.............................       4,688,400        42,195,200       83,900     2,586,200
35 9400 NCX............................................       3,570,000        32,129,700           --     4,097,400
36 Four Stamford Plaza.................................       4,470,900        40,237,900       24,500       763,700
37 1920 Main Plaza.....................................       5,480,600        47,525,800           --     1,736,300
38 Paces West..........................................      12,833,700        75,024,500           --     2,304,800
39 One Market..........................................      34,814,400       313,329,700           --    30,343,800
40 2010 Main Plaza.....................................       5,197,100        46,773,700           --       717,100
41 1100 Executive Tower................................      10,121,800        41,598,600           --       835,600
42 28 State Street.....................................       9,512,600        85,622,900           --    40,780,800
43 850 Third Avenue....................................       9,605,900        86,453,200       30,000     3,085,000
44 161 N. Clark........................................      15,881,800       142,936,100           --    19,426,800
45 Wachovia Center.....................................       5,061,000        45,548,900           --       870,600
46 Central Park........................................       9,162,600        82,463,000           --     1,613,100
47 One American Center.................................              --        70,811,600           --     3,769,200
48 580 California......................................       7,491,200        67,420,900      107,100     2,855,400
49 1601 Market Street..................................       5,780,800        52,027,500           --     4,474,700


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,445,900   $    21,571,100
 2 San Felipe Plaza....................................      13,490,900       122,289,900       135,780,800
 3 Summit Office Park..................................       1,421,100        13,818,800        15,239,900
 4 Intercontinental Center.............................       1,822,000        14,935,800        16,757,800
 5 Four Forest Plaza...................................       4,767,900        44,435,600        49,203,500
 6 Dominion Tower......................................       4,643,700        42,328,800        46,972,500
 7 Northborough Tower..................................       1,742,400        12,761,900        14,504,300
 8 500 Marquette Building..............................       2,219,800        21,042,700        23,262,500
 9 Community Corporate Center..........................       3,018,900        28,013,400        31,032,300
10 Sarasota City Center................................       2,239,600        20,983,300        23,222,900
11 Denver Corporate Center II & III....................       6,059,400        37,688,000        43,747,400
12 University Tower....................................       2,085,100        19,617,500        21,702,600
13 Shelton Pointe......................................       1,513,900        14,242,700        15,756,600
14 San Jacinto Center..................................       5,074,500        48,097,500        53,172,000
15 1111 19th Street....................................       5,024,000        46,035,900        51,059,900
16 North Central Plaza Three...........................       3,632,100        33,912,500        37,544,600
17 The Quadrant........................................       4,357,300        40,787,100        45,144,400
18 Canterbury Green....................................          91,900        43,448,400        43,540,300
19 Three Stamford Plaza................................       3,956,600        36,087,200        40,043,800
20 Union Square........................................       2,377,100        15,657,200        18,034,300
21 One North Franklin..................................       9,830,500        89,679,600        99,510,100
22 1620 L Street.......................................       2,708,200        25,274,800        27,983,000
23 300 Atlantic Street.................................       4,632,300        42,587,700        47,220,000
24 One and Two Stamford Plaza..........................       8,267,700        76,876,600        85,144,300
25 1700 Higgins........................................       1,357,600        12,101,400        13,459,000
26 One Congress Plaza..................................       6,502,400        61,987,800        68,490,200
27 Northwest Center....................................       1,948,000        18,412,700        20,360,700
28 One Crosswoods Center...............................       1,058,900        10,142,200        11,201,100
29 One Lakeway Center..................................       2,803,900        26,964,500        29,768,400
30 Three Lakeway Center................................       4,754,300        45,641,200        50,395,500
31 Two Lakeway Center..................................       4,692,700        43,954,000        48,646,700
32 Bank of America Plaza...............................       3,049,200        28,026,800        31,076,000
33 The Plaza at LaJolla Village........................      11,858,200       100,124,900       111,983,100
34 Interco Corporate Tower.............................       4,772,300        44,781,400        49,553,700
35 9400 NCX............................................       3,570,000        36,227,100        39,797,100
36 Four Stamford Plaza.................................       4,495,400        41,001,600        45,497,000
37 1920 Main Plaza.....................................       5,480,600        49,262,100        54,742,700
38 Paces West..........................................      12,833,700        77,329,300        90,163,000
39 One Market..........................................      34,814,400       343,673,500       378,487,900
40 2010 Main Plaza.....................................       5,197,100        47,490,800        52,687,900
41 1100 Executive Tower................................      10,121,800        42,434,200        52,556,000
42 28 State Street.....................................       9,512,600       126,403,700       135,916,300
43 850 Third Avenue....................................       9,635,900        89,538,200        99,174,100
44 161 N. Clark........................................      15,881,800       162,362,900       178,244,700
45 Wachovia Center.....................................       5,061,000        46,419,500        51,480,500
46 Central Park........................................       9,162,600        84,076,100        93,238,700
47 One American Center.................................              --        74,580,800        74,580,800
48 580 California......................................       7,598,300        70,276,300        77,874,600
49 1601 Market Street..................................       5,780,800        56,502,200        62,283,000


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
 1 60 Spear Street Building............................  $  (1,231,800)    1967/1987          09/29/87             40
 2 San Felipe Plaza....................................     (8,308,400)         1984          09/29/87             40
 3 Summit Office Park..................................     (1,010,400)    1974/1993          03/01/89             40
 4 Intercontinental Center.............................       (941,900)    1983/1991          06/28/89             40
 5 Four Forest Plaza...................................     (2,925,200)         1985          06/29/89             40
 6 Dominion Tower......................................     (2,733,300)         1987          07/25/89             40
 7 Northborough Tower..................................       (882,800)    1983/1990          08/03/89             40
 8 500 Marquette Building..............................     (1,489,600)         1985          08/15/89             40
 9 Community Corporate Center..........................     (1,925,400)         1987          06/14/90             40
10 Sarasota City Center................................     (1,243,600)         1989          09/28/90             40
11 Denver Corporate Center II & III....................     (2,371,100)   1981/93-97          12/20/90             40
12 University Tower....................................     (1,325,100)    1987/1992          10/16/91             40
13 Shelton Pointe......................................       (819,800)    1985/1993          11/26/91             40
14 San Jacinto Center..................................     (3,245,700)         1987          12/13/91             40
15 1111 19th Street....................................     (2,900,100)    1979/1993          12/18/91             40
16 North Central Plaza Three...........................     (2,326,600)    1986/1994          04/21/92             40
17 The Quadrant........................................     (2,761,600)         1985          12/01/92             40
18 Canterbury Green....................................     (2,792,900)         1987          12/15/92             40
19 Three Stamford Plaza................................     (2,323,300)    1980/1994          12/15/92             40
20 Union Square........................................     (1,086,000)         1986          12/23/92             40
21 One North Franklin..................................     (5,645,600)         1991          12/31/92             40
22 1620 L Street.......................................     (1,860,200)         1989          02/05/93             40
23 300 Atlantic Street.................................     (2,765,100)    1987/1996          03/30/93             40
24 One and Two Stamford Plaza..........................     (5,096,000)    1986/1994          03/30/93             40
25 1700 Higgins........................................       (767,800)         1986          11/12/93             40
26 One Congress Plaza..................................     (4,472,900)         1987          11/12/93             40
27 Northwest Center....................................     (1,233,000)    1984/1994          11/12/93             40
28 One Crosswoods Center...............................       (755,000)         1984          11/12/93             40
29 One Lakeway Center..................................     (1,896,400)    1981/1996          11/12/93             40
30 Three Lakeway Center................................     (3,303,400)    1987/1996          11/12/93             40
31 Two Lakeway Center..................................     (3,031,300)    1984/1996          11/12/93             40
32 Bank of America Plaza...............................     (1,790,500)    1977/1995          12/01/93             40
33 The Plaza at LaJolla Village........................     (6,293,500)    1987-1990          03/10/94             40
34 Interco Corporate Tower.............................     (3,357,700)         1986          05/27/94             40
35 9400 NCX............................................     (2,650,900)    1981/1995          06/24/94             40
36 Four Stamford Plaza.................................     (2,606,200)    1979/1994          08/31/94             40
37 1920 Main Plaza.....................................     (3,486,300)         1988          09/29/94             40
38 Paces West..........................................     (5,374,500)         1988          10/31/94             40
39 One Market..........................................    (24,434,200)    1976/1995          11/22/94             40
40 2010 Main Plaza.....................................     (3,121,700)         1988          12/13/94             40
41 1100 Executive Tower................................     (2,807,900)         1987          12/15/94             40
42 28 State Street.....................................    (10,333,300)    1968/1997          01/23/95             40
43 850 Third Avenue....................................     (5,997,600)    1960/1996          03/20/95             40
44 161 N. Clark........................................    (12,264,400)         1992          07/26/95             40
45 Wachovia Center.....................................     (2,871,200)    1972/1994          09/01/95             40
46 Central Park........................................     (5,499,200)         1986          10/17/95             40
47 One American Center.................................     (4,867,000)         1984          11/01/95             40
48 580 California......................................     (4,927,000)         1984         12//21/95             40
49 1601 Market Street..................................     (3,604,800)         1970          01/18/96             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
 50 Two California Plaza...............................   (3)    Los Angeles, CA       $            --
 51 BP Tower...........................................   (3)    Cleveland, OH             (85,380,500)
 52 Reston Town Center.................................   (3)    Reston, VA                (89,705,700)
 53 Reston Town Center Garage..........................  (3)(5)  Reston, VA                         --
 54 Colonnade I........................................   (3)    San Antonio, TX                    --
 55 One Phoenix Plaza..................................   (3)    Phoenix, AZ                        --
 56 49 East Thomas Road................................   (3)    Phoenix, AZ                        --
 57 177 Broad Street...................................  (3)(6)  Stamford, CT                       --
 58 Oakbrook Terrace Tower.............................   (3)    Oakbrook Terrace, IL               --
 59 One Maritime Plaza.................................   (3)    San Francisco, CA                  --
 60 Smith Barney Tower.................................   (3)    San Diego, CA                      --
 61 201 Mission Street.................................   (3)    San Francisco, CA                  --
 62 30 N. LaSalle Street...............................   (3)    Chicago, IL                        --
 63 LL&E Tower.........................................          New Orleans, LA           (37,500,000)   (7)
 64 Texaco Center......................................          New Orleans, LA           (42,500,000)   (7)
 65 601 Tchoupitoulas Garage...........................          New Orleans, LA                    --    (7)
 66 Prudential Portfolio...............................   (8)    Various                            --
 67 550 S. Hope........................................          Los Angeles, CA                    --
 68 Four and Five Valley Square........................          Blue Bell, PA                      --
 69 Four Falls Corporate Center........................          Conshohocken, PA                   --
 70 Oak Hill Plaza.....................................          King of Prussia, PA                --
 71 One Devon Square...................................          Wayne, PA                          --
 72 Three Devon Square.................................          Wayne, PA                          --
 73 Two Devon Square...................................          Wayne, PA                          --
 74 Two Valley Square..................................          Blue Bell, PA                      --
 75 Walnut Hill Plaza..................................          King of Prussia, PA       (14,408,400)
 76 One Lafayette Centre...............................          Washington, D.C.                   --
 77 One Valley Square..................................          Blue Bell, PA                      --
 78 Three Valley Square................................          Blue Bell, PA                      --
 79 1600 Duke Street...................................          Alexandria, VA                     --
 80 Fair Oaks Plaza....................................          Fairfax, VA                        --
 81 Lakeside Square....................................          Dallas, TX                         --
 82 LaSalle Plaza......................................          Minneapolis, MN                    --
 83 1001 Fifth Avenue..................................          Portland, OR                       --
 84 1111 Third Avenue..................................          Seattle, WA                        --
 85 Calais Office Center...............................          Anchorage, AK                      --
 86 Wells Fargo Center.................................          Seattle, WA                        --
 87 Nordstrom Medical Tower............................          Seattle, WA                        --
 88 One Bellevue Center................................          Bellevue, WA                       --
 89 Rainier Plaza......................................          Bellevue, WA                       --
 90 Second and Seneca Buildings........................          Seattle, WA                        --
 91 101 N. Wacker......................................          Chicago, IL                        --
 92 175 Wyman Street...................................          Walthan, MA                        --
 93 10880 Wilshire Boulevard...........................          Los Angeles, CA                    --
 94 10960 Wilshire Boulevard...........................          Los Angeles, CA                    --
 95 1300 North 17th Street.............................          Rosslyn, VA                        --
 96 1333 H Street......................................          Washington, D.C.                   --
 97 150 Federal Street.................................          Boston, MA                         --
 98 1616 N. Fort Myer Drive............................          Rosslyn, VA                        --
 99 175 Federal Street.................................          Boston, MA                         --
100 2 Oliver Street--147 Milk Street...................          Boston, MA                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
 50 Two California Plaza...............................  $           --   $   156,197,000   $       --   $34,033,900
 51 BP Tower...........................................      17,402,500       157,260,200           --     3,063,600
 52 Reston Town Center.................................      21,482,600       154,576,300       33,500       899,600
 53 Reston Town Center Garage..........................       1,942,500         9,640,300           --            --
 54 Colonnade I........................................       1,413,600        12,725,200       81,000     1,156,200
 55 One Phoenix Plaza..................................       6,191,900        55,726,900           --            --
 56 49 East Thomas Road................................          65,300           587,900           --        21,900
 57 177 Broad Street...................................       3,941,200        35,470,800           --       688,200
 58 Oakbrook Terrace Tower.............................      11,950,200       107,551,700      485,700     3,715,500
 59 One Maritime Plaza.................................      11,530,700       103,776,000           --     7,502,700
 60 Smith Barney Tower.................................       2,657,700        23,919,400           --     1,920,400
 61 201 Mission Street.................................       8,870,700        79,836,500           --     1,759,700
 62 30 N. LaSalle Street...............................      12,489,000       112,400,700           --     4,244,200
 63 LL&E Tower.........................................       6,185,800        55,672,200       46,000     4,452,900
 64 Texaco Center......................................       6,686,300        60,177,000        9,500     2,263,900
 65 601 Tchoupitoulas Garage...........................       1,180,000        10,619,800           --       300,000
 66 Prudential Portfolio...............................      28,463,400       256,216,100           --    19,732,200
 67 550 S. Hope........................................      10,016,200        90,146,000           --     1,013,900
 68 Four and Five Valley Square........................         865,700         7,793,200           --       210,200
 69 Four Falls Corporate Center........................       4,938,900        44,458,300       55,000     1,125,700
 70 Oak Hill Plaza.....................................       2,208,200        19,878,500           --       233,700
 71 One Devon Square...................................       1,024,900         9,226,700           --       178,300
 72 Three Devon Square.................................         412,500         3,712,600           --            --
 73 Two Devon Square...................................         659,200         5,935,000           --       228,000
 74 Two Valley Square..................................         879,000         7,913,300           --       300,400
 75 Walnut Hill Plaza..................................       2,045,000        18,409,900           --       263,800
 76 One Lafayette Centre...............................       8,262,400        74,362,000           --       574,700
 77 One Valley Square..................................         717,200         6,456,900           --       674,300
 78 Three Valley Square................................       1,012,100         9,111,300           --       530,600
 79 1600 Duke Street...................................       1,105,600         9,950,000           --       188,500
 80 Fair Oaks Plaza....................................       2,412,000        21,707,600       35,400       314,800
 81 Lakeside Square....................................       8,262,200        47,368,800       24,200     2,327,700
 82 LaSalle Plaza......................................       9,680,800        87,126,800           --     1,727,500
 83 1001 Fifth Avenue..................................       5,383,300        48,633,700           --     1,079,900
 84 1111 Third Avenue..................................       9,899,900        89,570,700           --     1,795,500
 85 Calais Office Center...............................              --        16,630,800           --     1,214,600
 86 Wells Fargo Center.................................      21,360,700       193,528,600           --     1,817,700
 87 Nordstrom Medical Tower............................       1,763,600        16,026,200           --        33,100
 88 One Bellevue Center................................              --        56,223,100           --       976,000
 89 Rainier Plaza......................................              --        79,928,100           --       916,200
 90 Second and Seneca Buildings........................      10,922,500        98,927,300           --       799,900
 91 101 N. Wacker......................................      10,035,500        90,319,400           --     2,245,300
 92 175 Wyman Street...................................      20,000,400                --           --            --
 93 10880 Wilshire Boulevard...........................              --       149,841,200      142,600     4,001,200
 94 10960 Wilshire Boulevard...........................      16,841,300       151,573,900           --     4,261,800
 95 1300 North 17th Street.............................       9,810,700        88,295,900           --       303,600
 96 1333 H Street......................................       6,715,400        60,438,200           --       666,800
 97 150 Federal Street.................................      14,131,400       127,182,200           --    10,066,900
 98 1616 N. Fort Myer Drive............................       6,960,700        62,646,300           --     1,743,900
 99 175 Federal Street.................................       4,893,900        44,045,200           --     1,378,300
100 2 Oliver Street--147 Milk Street...................       5,017,400        45,157,000           --     1,711,300


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
 50 Two California Plaza...............................  $           --   $   190,230,900   $   190,230,900
 51 BP Tower...........................................      17,402,500       160,323,800       177,726,300
 52 Reston Town Center.................................      21,516,100       155,475,900       176,992,000
 53 Reston Town Center Garage..........................       1,942,500         9,640,300        11,582,800
 54 Colonnade I........................................       1,494,600        13,881,400        15,376,000
 55 One Phoenix Plaza..................................       6,191,900        55,726,900        61,918,800
 56 49 East Thomas Road................................          65,300           609,800           675,100
 57 177 Broad Street...................................       3,941,200        36,159,000        40,100,200
 58 Oakbrook Terrace Tower.............................      12,435,900       111,267,200       123,703,100
 59 One Maritime Plaza.................................      11,530,700       111,278,700       122,809,400
 60 Smith Barney Tower.................................       2,657,700        25,839,800        28,497,500
 61 201 Mission Street.................................       8,870,700        81,596,200        90,466,900
 62 30 N. LaSalle Street...............................      12,489,000       116,644,900       129,133,900
 63 LL&E Tower.........................................       6,231,800        60,125,100        66,356,900
 64 Texaco Center......................................       6,695,800        62,440,900        69,136,700
 65 601 Tchoupitoulas Garage...........................       1,180,000        10,919,800        12,099,800
 66 Prudential Portfolio...............................      28,463,400       275,948,300       304,411,700
 67 550 S. Hope........................................      10,016,200        91,159,900       101,176,100
 68 Four and Five Valley Square........................         865,700         8,003,400         8,869,100
 69 Four Falls Corporate Center........................       4,993,900        45,584,000        50,577,900
 70 Oak Hill Plaza.....................................       2,208,200        20,112,200        22,320,400
 71 One Devon Square...................................       1,024,900         9,405,000        10,429,900
 72 Three Devon Square.................................         412,500         3,712,600         4,125,100
 73 Two Devon Square...................................         659,200         6,163,000         6,822,200
 74 Two Valley Square..................................         879,000         8,213,700         9,092,700
 75 Walnut Hill Plaza..................................       2,045,000        18,673,700        20,718,700
 76 One Lafayette Centre...............................       8,262,400        74,936,700        83,199,100
 77 One Valley Square..................................         717,200         7,131,200         7,848,400
 78 Three Valley Square................................       1,012,100         9,641,900        10,654,000
 79 1600 Duke Street...................................       1,105,600        10,138,500        11,244,100
 80 Fair Oaks Plaza....................................       2,447,400        22,022,400        24,469,800
 81 Lakeside Square....................................       8,286,400        49,696,500        57,982,900
 82 LaSalle Plaza......................................       9,680,800        88,854,300        98,535,100
 83 1001 Fifth Avenue..................................       5,383,300        49,713,600        55,096,900
 84 1111 Third Avenue..................................       9,899,900        91,366,200       101,266,100
 85 Calais Office Center...............................              --        17,845,400        17,845,400
 86 Wells Fargo Center.................................      21,360,700       195,346,300       216,707,000
 87 Nordstrom Medical Tower............................       1,763,600        16,059,300        17,822,900
 88 One Bellevue Center................................              --        57,199,100        57,199,100
 89 Rainier Plaza......................................              --        80,844,300        80,844,300
 90 Second and Seneca Buildings........................      10,922,500        99,727,200       110,649,700
 91 101 N. Wacker......................................      10,035,500        92,564,700       102,600,200
 92 175 Wyman Street...................................      20,000,400                --        20,000,400
 93 10880 Wilshire Boulevard...........................         142,600       153,842,400       153,985,000
 94 10960 Wilshire Boulevard...........................      16,841,300       155,835,700       172,677,000
 95 1300 North 17th Street.............................       9,810,700        88,599,500        98,410,200
 96 1333 H Street......................................       6,715,400        61,105,000        67,820,400
 97 150 Federal Street.................................      14,131,400       137,249,100       151,380,500
 98 1616 N. Fort Myer Drive............................       6,960,700        64,390,200        71,350,900
 99 175 Federal Street.................................       4,893,900        45,423,500        50,317,400
100 2 Oliver Street--147 Milk Street...................       5,017,400        46,868,300        51,885,700


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
 50 Two California Plaza...............................  $ (15,338,600)         1992          08/23/96             40
 51 BP Tower...........................................     (9,962,100)         1985     09/04/96, 01/29/98        40
 52 Reston Town Center.................................     (9,702,900)         1990          10/22/96             40
 53 Reston Town Center Garage..........................        (30,100)         1999          10/22/96             40
 54 Colonnade I........................................     (1,032,900)         1983          12/04/96             40
 55 One Phoenix Plaza..................................     (3,422,500)         1989          12/04/96             40
 56 49 East Thomas Road................................        (36,600)    1974/1993          12/11/96             40
 57 177 Broad Street...................................     (2,303,900)         1989          01/29/97             40
 58 Oakbrook Terrace Tower.............................     (7,298,500)         1988          04/16/97             40
 59 One Maritime Plaza.................................     (7,098,300)    1967/1990          04/21/97             40
 60 Smith Barney Tower.................................     (2,245,000)         1987          04/28/97             40
 61 201 Mission Street.................................     (5,118,900)         1981          04/30/97             40
 62 30 N. LaSalle Street...............................     (7,409,800)    1974/1990          06/13/97             40
 63 LL&E Tower.........................................     (3,610,300)         1987          09/03/97             40
 64 Texaco Center......................................     (3,772,600)         1984          09/03/97             40
 65 601 Tchoupitoulas Garage...........................       (609,900)         1982          09/03/97             40
 66 Prudential Portfolio...............................    (16,933,300)      Various          10/01/97             40
 67 550 S. Hope........................................     (5,073,000)         1991          10/06/97             40
 68 Four and Five Valley Square........................       (456,400)         1988          10/07/97             40
 69 Four Falls Corporate Center........................     (2,596,600)         1988          10/07/97             40
 70 Oak Hill Plaza.....................................     (1,134,000)         1982          10/07/97             40
 71 One Devon Square...................................       (542,500)         1984          10/07/97             40
 72 Three Devon Square.................................       (204,800)         1985          10/07/97             40
 73 Two Devon Square...................................       (418,800)         1985          10/07/97             40
 74 Two Valley Square..................................       (491,900)         1990          10/07/97             40
 75 Walnut Hill Plaza..................................     (1,057,100)         1985          10/07/97             40
 76 One Lafayette Centre...............................     (4,145,900)    1980/1993          10/17/97             40
 77 One Valley Square..................................       (409,100)         1982          11/21/97             40
 78 Three Valley Square................................       (494,200)         1984          11/21/97             40
 79 1600 Duke Street...................................       (553,500)         1985          11/24/97             40
 80 Fair Oaks Plaza....................................     (1,188,800)         1986          11/24/97             40
 81 Lakeside Square....................................     (2,850,400)         1987          11/24/97             40
 82 LaSalle Plaza......................................     (4,909,400)         1991          11/25/97             40
 83 1001 Fifth Avenue..................................     (2,643,300)         1980          12/17/97             40
 84 1111 Third Avenue..................................     (4,967,800)         1980          12/17/97             40
 85 Calais Office Center...............................     (1,114,200)         1975          12/17/97             40
 86 Wells Fargo Center.................................    (10,062,100)         1983          12/17/97             40
 87 Nordstrom Medical Tower............................       (844,100)         1986          12/17/97             40
 88 One Bellevue Center................................     (3,127,200)         1983          12/17/97             40
 89 Rainier Plaza......................................     (4,220,300)         1986          12/17/97             40
 90 Second and Seneca Buildings........................     (5,376,500)         1991          12/17/97             40
 91 101 N. Wacker......................................     (4,813,300)    1980/1990          12/19/97             40
 92 175 Wyman Street...................................             --          1999          12/19/97             40
 93 10880 Wilshire Boulevard...........................     (8,073,900)    1970/1992          12/19/97             40
 94 10960 Wilshire Boulevard...........................     (8,351,700)    1971/1992          12/19/97             40
 95 1300 North 17th Street.............................     (4,568,400)         1980          12/19/97             40
 96 1333 H Street......................................     (3,117,500)         1982          12/19/97             40
 97 150 Federal Street.................................     (7,795,700)         1988          12/19/97             40
 98 1616 N. Fort Myer Drive............................     (3,277,700)         1974          12/19/97             40
 99 175 Federal Street.................................     (2,464,900)         1977          12/19/97             40
100 2 Oliver Street--147 Milk Street...................     (2,532,300)         1988          12/19/97             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
101 200 West Adams.....................................          Chicago, IL           $            --
102 225 Franklin Street................................          Boston, MA                         --
103 AT&T Plaza.........................................          Oak Brook, IL                      --
104 Center Plaza.......................................          Boston, MA                (59,382,200)
105 Centerpointe I & II................................          Fairfax, VA               (29,617,000)
106 Civic Opera House..................................          Chicago, IL               (30,652,000)
107 Crosby Corporate Center............................          Bedford, MA                        --
108 Crosby Corporate Center II.........................   (5)    Bedford, MA                        --
109 E.J. Randolph......................................          McLean, VA                (15,631,500)   (9)
110 E.J. Randolph II vacant land.......................          McLean, VA                         --
111 John Marshall I....................................          McLean, VA                (20,020,600)
112 Lake Marriott Business Park........................          Santa Clara, CA                    --
113 Lakeside Office Park...............................          Atlanta, GA                        --
114 Media Center vacant land...........................          Burbank, CA                        --
115 New England Executive Park.........................          Burlington, MA                     --
116 Northridge I.......................................          Herndon, VA               (14,174,300)   (9)
117 One Canal Park.....................................          Cambridge, MA                      --
118 Perimeter Center...................................          Atlanta, GA              (212,277,800)
119 Presidents Plaza...................................          Chicago, IL                        --
120 Riverview I & II...................................          Cambridge, MA                      --
121 Russia Wharf.......................................          Boston, MA                         --
122 Shoreline Technology Park..........................          Mountain View, CA                  --
123 South Station......................................          Boston, MA                         --
124 Sunnyvale Business Center..........................          Sunnyvale, CA                      --
125 Ten Canal Park.....................................          Cambridge, MA                      --
126 Tri-State International............................          Lincolnshire, IL                   --
127 Wellesley Office Park..............................          Wellesley, MA             (54,563,300)
128 Westbrook Corporate Center.........................          Westchester, IL          (107,525,600)
129 Westwood Business Center...........................          Wellesley, MA                      --
130 100 Summer Street..................................          Boston, MA                         --
131 The Tower at New England Executive Park............   (5)    Burlington, MA                     --
132 Westbrook Corporate Center vacant land.............          Westchester, IL                    --
133 Denver Post Tower..................................          Denver, CO                         --
134 301 Howard Building................................          San Francisco, CA                  --
135 410 17th Street....................................          Denver, CO                         --
136 Tabor Center.......................................          Denver, CO                         --
137 Trinity Place......................................          Denver, CO                         --
138 Dominion Plaza.....................................          Denver, CO                         --
139 Millennium Plaza...................................          Englewood, CO                      --
140 Polk and Taylor Buildings..........................          Arlington, VA                      --
141 Bank of America Tower..............................          Seattle, WA                        --
142 Northland Plaza....................................          Bloomington, MN                    --
143 4949 S. Syracuse...................................          Denver, CO                         --
144 Metropoint.........................................          Denver, CO                         --
145 Metropoint III vacant land.........................          Denver, CO                         --
146 One Park Square....................................          Albuquerque, NM                    --
147 Park Avenue Tower..................................          New York, NY                       --
148 Terrace Building...................................          Englewood, CO                      --
149 The Solarium.......................................          Englewood, CO                      --
150 Second and Spring Building.........................          Seattle, WA                        --
151 Colonnade I & II...................................          Dallas, TX                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
101 200 West Adams.....................................  $   11,654,100   $   104,887,100   $       --   $ 2,072,000
102 225 Franklin Street................................      34,607,800       311,470,600           --     2,529,200
103 AT&T Plaza.........................................       4,834,200        43,507,900       36,000     1,516,600
104 Center Plaza.......................................      18,942,300       170,480,400           --     3,696,900
105 Centerpointe I & II................................       8,837,800        79,540,200      366,900       719,700
106 Civic Opera House..................................      12,771,300       114,941,900           --     3,342,300
107 Crosby Corporate Center............................       5,957,800        53,620,400       49,800     1,071,100
108 Crosby Corporate Center II.........................       9,384,600        27,584,300           --     4,569,000
109 E.J. Randolph......................................       3,936,600        35,429,100        7,000       189,900
110 E.J. Randolph II vacant land.......................       5,770,000                --           --       146,400
111 John Marshall I....................................       5,216,400        46,814,100       23,600        93,500
112 Lake Marriott Business Park........................       9,090,800        84,967,100      231,600     1,716,100
113 Lakeside Office Park...............................       4,792,500        43,132,300           --       585,500
114 Media Center vacant land...........................      19,900,200                --           --            --
115 New England Executive Park.........................      15,636,600       140,729,200      102,400     6,469,300
116 Northridge I.......................................       3,224,900        29,024,400           --        52,600
117 One Canal Park.....................................       2,006,000        18,054,000           --       156,800
118 Perimeter Center...................................      65,886,000       428,981,700      272,500     8,833,200
119 Presidents Plaza...................................      13,435,300       120,919,200           --     2,136,700
120 Riverview I & II...................................       5,937,600        53,438,100        6,300       975,800
121 Russia Wharf.......................................       3,891,400        35,022,800           --     1,226,500
122 Shoreline Technology Park..........................      31,575,200       190,894,500           --       495,800
123 South Station......................................              --        31,073,800           --       728,900
124 Sunnyvale Business Center..........................       4,890,000        44,010,000           --        43,800
125 Ten Canal Park.....................................       2,383,100        21,447,900           --        38,200
126 Tri-State International............................      10,925,300        98,327,300      141,200     2,001,300
127 Wellesley Office Park..............................      16,492,700       148,434,200       20,300     2,432,900
128 Westbrook Corporate Center.........................      24,874,900       223,874,100       30,100     4,630,300
129 Westwood Business Center...........................       2,719,600        24,476,300           --       591,600
130 100 Summer Street..................................      22,271,000       200,439,300           --    11,443,100
131 The Tower at New England Executive Park............       2,792,900        25,136,500           --    14,019,100
132 Westbrook Corporate Center vacant land.............       3,972,800                --           --            --
133 Denver Post Tower..................................              --        52,937,200           --     4,683,600
134 301 Howard Building................................       7,050,800        58,920,400           --     2,756,300
135 410 17th Street....................................       4,473,700        40,263,700           --     1,834,200
136 Tabor Center.......................................      27,948,500       116,536,200           --     2,509,500
137 Trinity Place......................................       1,898,400        17,085,400           --       901,400
138 Dominion Plaza.....................................       5,990,100        53,911,200           --     3,709,700
139 Millennium Plaza...................................       7,757,100        38,313,800           --        45,900
140 Polk and Taylor Buildings..........................      16,942,500       152,482,800           --     6,371,700
141 Bank of America Tower..............................      40,178,200       361,603,500           --     5,868,500
142 Northland Plaza....................................       4,705,100        42,346,000           --       692,800
143 4949 S. Syracuse...................................         822,300         7,400,800           --       158,800
144 Metropoint.........................................       4,374,900        39,374,500           --       393,700
145 Metropoint III vacant land.........................       2,000,000                --           --            --
146 One Park Square....................................       3,634,300        32,708,700           --       896,600
147 Park Avenue Tower..................................      48,976,000       195,903,900           --     4,419,500
148 Terrace Building...................................       1,546,400        13,917,900           --       499,800
149 The Solarium.......................................       1,951,100        17,560,100           --       402,200
150 Second and Spring Building.........................       1,968,400        17,715,700           --       491,200
151 Colonnade I & II...................................       9,043,800        81,394,100           --     1,554,200


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
101 200 West Adams.....................................  $   11,654,100   $   106,959,100   $   118,613,200
102 225 Franklin Street................................      34,607,800       313,999,800       348,607,600
103 AT&T Plaza.........................................       4,870,200        45,024,500        49,894,700
104 Center Plaza.......................................      18,942,300       174,177,300       193,119,600
105 Centerpointe I & II................................       9,204,700        80,259,900        89,464,600
106 Civic Opera House..................................      12,771,300       118,284,200       131,055,500
107 Crosby Corporate Center............................       6,007,600        54,691,500        60,699,100
108 Crosby Corporate Center II.........................       9,384,600        32,153,300        41,537,900
109 E.J. Randolph......................................       3,943,600        35,619,000        39,562,600
110 E.J. Randolph II vacant land.......................       5,770,000           146,400         5,916,400
111 John Marshall I....................................       5,240,000        46,907,600        52,147,600
112 Lake Marriott Business Park........................       9,322,400        86,683,200        96,005,600
113 Lakeside Office Park...............................       4,792,500        43,717,800        48,510,300
114 Media Center vacant land...........................      19,900,200                --        19,900,200
115 New England Executive Park.........................      15,739,000       147,198,500       162,937,500
116 Northridge I.......................................       3,224,900        29,077,000        32,301,900
117 One Canal Park.....................................       2,006,000        18,210,800        20,216,800
118 Perimeter Center...................................      66,158,500       437,814,900       503,973,400
119 Presidents Plaza...................................      13,435,300       123,055,900       136,491,200
120 Riverview I & II...................................       5,943,900        54,413,900        60,357,800
121 Russia Wharf.......................................       3,891,400        36,249,300        40,140,700
122 Shoreline Technology Park..........................      31,575,200       191,390,300       222,965,500
123 South Station......................................              --        31,802,700        31,802,700
124 Sunnyvale Business Center..........................       4,890,000        44,053,800        48,943,800
125 Ten Canal Park.....................................       2,383,100        21,486,100        23,869,200
126 Tri-State International............................      11,066,500       100,328,600       111,395,100
127 Wellesley Office Park..............................      16,513,000       150,867,100       167,380,100
128 Westbrook Corporate Center.........................      24,905,000       228,504,400       253,409,400
129 Westwood Business Center...........................       2,719,600        25,067,900        27,787,500
130 100 Summer Street..................................      22,271,000       211,882,400       234,153,400
131 The Tower at New England Executive Park............       2,792,900        39,155,600        41,948,500
132 Westbrook Corporate Center vacant land.............       3,972,800                --         3,972,800
133 Denver Post Tower..................................              --        57,620,800        57,620,800
134 301 Howard Building................................       7,050,800        61,676,700        68,727,500
135 410 17th Street....................................       4,473,700        42,097,900        46,571,600
136 Tabor Center.......................................      27,948,500       119,045,700       146,994,200
137 Trinity Place......................................       1,898,400        17,986,800        19,885,200
138 Dominion Plaza.....................................       5,990,100        57,620,900        63,611,000
139 Millennium Plaza...................................       7,757,100        38,359,700        46,116,800
140 Polk and Taylor Buildings..........................      16,942,500       158,854,500       175,797,000
141 Bank of America Tower..............................      40,178,200       367,472,000       407,650,200
142 Northland Plaza....................................       4,705,100        43,038,800        47,743,900
143 4949 S. Syracuse...................................         822,300         7,559,600         8,381,900
144 Metropoint.........................................       4,374,900        39,768,200        44,143,100
145 Metropoint III vacant land.........................       2,000,000                --         2,000,000
146 One Park Square....................................       3,634,300        33,605,300        37,239,600
147 Park Avenue Tower..................................      48,976,000       200,323,400       249,299,400
148 Terrace Building...................................       1,546,400        14,417,700        15,964,100
149 The Solarium.......................................       1,951,100        17,962,300        19,913,400
150 Second and Spring Building.........................       1,968,400        18,206,900        20,175,300
151 Colonnade I & II...................................       9,043,800        82,948,300        91,992,100


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
101 200 West Adams.....................................  $  (5,741,400)    1985/1996          12/19/97             40
102 225 Franklin Street................................    (16,382,200)    1966/1996          12/19/97             40
103 AT&T Plaza.........................................     (2,464,300)         1984          12/19/97             40
104 Center Plaza.......................................     (9,023,700)         1969          12/19/97             40
105 Centerpointe I & II................................     (4,112,200)    1988-1990          12/19/97             40
106 Civic Opera House..................................     (6,394,600)    1929/1996          12/19/97             40
107 Crosby Corporate Center............................     (2,787,700)         1996          12/19/97             40
108 Crosby Corporate Center II.........................       (784,800)         1998          12/19/97             40
109 E.J. Randolph......................................     (1,827,900)         1983          12/19/97             40
110 E.J. Randolph II vacant land.......................             --           N/A          12/19/97            N/A
111 John Marshall I....................................     (2,402,700)         1981          12/19/97             40
112 Lake Marriott Business Park........................     (3,989,900)         1981          12/19/97             40
113 Lakeside Office Park...............................     (2,286,500)    1972-1978          12/19/97             40
114 Media Center vacant land...........................             --           N/A          12/19/97            N/A
115 New England Executive Park.........................     (7,597,100)    1970-1985          12/19/97             40
116 Northridge I.......................................     (1,482,100)         1988          12/19/97             40
117 One Canal Park.....................................       (977,100)         1987          12/19/97             40
118 Perimeter Center...................................    (23,491,800)    1970-1989          12/19/97             40
119 Presidents Plaza...................................     (6,528,400)    1980-1982          12/19/97             40
120 Riverview I & II...................................     (2,775,200)    1985-1986          12/19/97             40
121 Russia Wharf.......................................     (2,414,400)    1978-1982          12/19/97             40
122 Shoreline Technology Park..........................     (9,417,600)    1985-1991          12/19/97             40
123 South Station......................................     (1,615,100)         1988          12/19/97             40
124 Sunnyvale Business Center..........................     (2,246,700)         1990          12/19/97             40
125 Ten Canal Park.....................................     (1,095,800)         1987          12/19/97             40
126 Tri-State International............................     (5,552,300)         1986          12/19/97             40
127 Wellesley Office Park..............................     (7,840,800)    1963-1984          12/19/97             40
128 Westbrook Corporate Center.........................    (12,176,800)    1985-1996          12/19/97             40
129 Westwood Business Center...........................     (1,322,600)         1985          12/19/97             40
130 100 Summer Street..................................     (9,403,800)    1974/1990          03/18/98             40
131 The Tower at New England Executive Park............       (599,500)    1971/1999          03/31/98             40
132 Westbrook Corporate Center vacant land.............             --           N/A          04/02/98            N/A
133 Denver Post Tower..................................     (2,474,100)         1984          04/21/98             40
134 301 Howard Building................................     (2,661,700)         1988          04/29/98             40
135 410 17th Street....................................     (1,828,800)         1978          04/30/98             40
136 Tabor Center.......................................     (5,243,000)         1985          04/30/98             40
137 Trinity Place......................................       (796,800)         1983          04/30/98             40
138 Dominion Plaza.....................................     (2,353,600)         1983          05/14/98             40
139 Millennium Plaza...................................     (1,564,400)         1982          05/19/98             40
140 Polk and Taylor Buildings..........................     (8,077,900)         1970          05/22/98             40
141 Bank of America Tower..............................    (14,560,300)         1985          06/26/98             40
142 Northland Plaza....................................     (1,610,500)         1985          07/02/98             40
143 4949 S. Syracuse...................................       (288,600)         1982          07/15/98             40
144 Metropoint.........................................     (1,475,300)         1987          07/15/98             40
145 Metropoint III vacant land.........................             --           N/A          07/15/98            N/A
146 One Park Square....................................     (1,240,200)         1985          07/15/98             40
147 Park Avenue Tower..................................     (7,280,900)         1986          07/15/98             40
148 Terrace Building...................................       (526,400)         1982          07/15/98             40
149 The Solarium.......................................       (665,500)         1982          07/15/98             40
150 Second and Spring Building.........................       (689,200)    1906/1989          07/29/98             40
151 Colonnade I & II...................................     (2,786,800)    1983-1985          09/30/98             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
152 Colonnade III......................................   (5)    Dallas, TX            $            --
153 Worldwide Plaza....................................          New York, NY             (254,767,200)
154 Central Park vacant land...........................          Atlanta, GA                        --
155 Computer Associates Tower..........................          Irving, TX                         --
156 Texas Commerce Tower...............................          Irving, TX                         --
157 City Center Bellevue...............................          Bellevue, WA                       --
158 Prominence vacant land.............................          Atlanta, GA                        --
159 Palo Alto Square...................................          Palo Alto, CA             (52,550,000)
                                                                                       ---------------
  Subtotal Office Properties...........................                                $(1,707,105,000)
                                                                                       ---------------
  Development Properties:
160 150 California.....................................   (10)   San Francisco, CA     $            --
161 John Marshall III..................................   (10)   McLean, VA                         --
162 Riverside..........................................   (10)   Newton, MA                         --
163 Prominence in Buckhead.............................   (10)   Atlanta, GA                        --
164 World Trade Center.................................   (11)   Seattle, WA                        --
                                                                                       ---------------
  Subtotal Development Properties......................                                $            --
                                                                                       ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................   (3)    Chicago, IL           $   (32,432,600)   (12)
 2 Theatre District Garage.............................   (3)    Chicago, IL                        --
 3 Capital Commons Garage..............................   (3)    Indianapolis, IN           (4,333,700)
 4 Boston Harbor Garage................................   (3)    Boston, MA                         --
 5 Milwaukee Center Garage.............................   (3)    Milwaukee, WI                      --
 6 1111 Sansom Street Garage...........................   (3)    Philadelphia, PA                   --
 7 15th & Sansom Streets Garage........................   (3)    Philadelphia, PA                   --
 8 1602-34 Chancellor Garage...........................   (3)    Philadelphia, PA                   --
 9 1616 Sansom Street Garage...........................   (3)    Philadelphia, PA                   --
 10 Juniper/Locust Streets Garage......................   (3)    Philadelphia, PA                   --
 11 Adams-Wabash Garage................................          Chicago, IL                        --
 12 Riverfront Center..................................          Pittsburgh, PA                     --
 13 Forbes and Allies Garages..........................          Pittsburgh, PA                     --
 14 517 Marquette Garage...............................   (5)    Minneapolis, MN                    --
                                                                                       ---------------
  Subtotal Parking Facilities                                                          $   (36,766,300)
                                                                                       ---------------
  Management Business -- Furniture, fixtures and equipment                             $            --
                                                                                       ---------------
  Investment in Real Estate                                                            $(1,743,871,300)   (13)
                                                                                       ===============

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
152 Colonnade III......................................  $    6,152,000   $    55,367,700   $       --   $ 3,019,500
153 Worldwide Plaza....................................     124,919,000       499,676,100           --       108,900
154 Central Park vacant land...........................       3,975,400                --           --            --
155 Computer Associates Tower..........................       5,129,400        46,164,300       12,800       113,100
156 Texas Commerce Tower...............................       5,525,400        49,728,500           --       357,400
157 City Center Bellevue...............................      22,794,100        93,141,500           --       384,500
158 Prominence vacant land.............................       7,861,700                --           --            --
159 Palo Alto Square...................................              --        78,286,700           --       401,800
                                                         --------------   ---------------   ----------   ------------
  Subtotal Office Properties...........................  $1,375,333,200   $10,874,433,100   $2,848,100   $415,366,900
                                                         --------------   ---------------   ----------   ------------
  Development Properties:
160 150 California.....................................  $   12,566,800   $            --   $       --   $30,277,900
161 John Marshall III..................................       9,950,000                --           --    30,486,100
162 Riverside..........................................      24,000,000                --           --    47,344,300
163 Prominence in Buckhead.............................       7,456,300        57,686,900           --     9,293,300
164 World Trade Center.................................              --                --           --       163,800
                                                         --------------   ---------------   ----------   ------------
  Subtotal Development Properties......................  $   53,973,100   $    57,686,900   $       --   $117,565,400
                                                         --------------   ---------------   ----------   ------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $    3,784,600   $    34,061,500   $       --   $ 1,129,300
 2 Theatre District Garage.............................       3,372,300        30,326,400           --       419,300
 3 Capital Commons Garage..............................              --        14,428,500           --        30,000
 4 Boston Harbor Garage................................       6,087,300        54,785,300           --     1,931,700
 5 Milwaukee Center Garage.............................              --         7,798,800           --       354,100
 6 1111 Sansom Street Garage...........................       1,476,500                --        6,800            --
 7 15th & Sansom Streets Garage........................         726,400         6,537,600           --        11,300
 8 1602-34 Chancellor Garage...........................         735,900         6,622,700           --     1,113,900
 9 1616 Sansom Street Garage...........................         432,900         3,896,200           --        22,000
 10 Juniper/Locust Streets Garage......................         574,400         5,169,900           --       246,600
 11 Adams-Wabash Garage................................       2,525,000        22,725,300           --       298,500
 12 Riverfront Center..................................       1,794,500        16,160,000           --       940,900
 13 Forbes and Allies Garages..........................              --        31,370,500           --     1,455,100
 14 517 Marquette Garage...............................       4,538,000        14,865,000           --            --
                                                         --------------   ---------------   ----------   ------------
  Subtotal Parking Facilities                            $   26,047,800   $   248,747,700   $    6,800   $ 7,952,700
                                                         --------------   ---------------   ----------   ------------
  Management Business -- Furniture, fixtures and equipm  $           --   $            --   $       --   $22,578,200
                                                         --------------   ---------------   ----------   ------------
  Investment in Real Estate                              $1,455,354,100   $11,180,867,700   $2,854,900   $563,463,200
                                                         ==============   ===============   ==========   ============


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
152 Colonnade III......................................  $    6,152,000   $    58,387,200   $    64,539,200
153 Worldwide Plaza....................................     124,919,000       499,785,000       624,704,000
154 Central Park vacant land...........................       3,975,400                --         3,975,400
155 Computer Associates Tower..........................       5,142,200        46,277,400        51,419,600
156 Texas Commerce Tower...............................       5,525,400        50,085,900        55,611,300
157 City Center Bellevue...............................      22,794,100        93,526,000       116,320,100
158 Prominence vacant land.............................       7,861,700                --         7,861,700
159 Palo Alto Square...................................              --        78,688,500        78,688,500
                                                         --------------   ---------------   ---------------
  Subtotal Office Properties...........................  $1,378,181,300   $11,289,800,000   $12,667,981,300
                                                         --------------   ---------------   ---------------
  Development Properties:
160 150 California.....................................  $   12,566,800   $    30,277,900   $    42,844,700
161 John Marshall III..................................       9,950,000        30,486,100        40,436,100
162 Riverside..........................................      24,000,000        47,344,300        71,344,300
163 Prominence in Buckhead.............................       7,456,300        66,980,200        74,436,500
164 World Trade Center.................................              --           163,800           163,800
                                                         --------------   ---------------   ---------------
  Subtotal Development Properties......................  $   53,973,100   $   175,252,300   $   229,225,400
                                                         --------------   ---------------   ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $    3,784,600   $    35,190,800   $    38,975,400
 2 Theatre District Garage.............................       3,372,300        30,745,700        34,118,000
 3 Capital Commons Garage..............................              --        14,458,500        14,458,500
 4 Boston Harbor Garage................................       6,087,300        56,717,000        62,804,300
 5 Milwaukee Center Garage.............................              --         8,152,900         8,152,900
 6 1111 Sansom Street Garage...........................       1,483,300                --         1,483,300
 7 15th & Sansom Streets Garage........................         726,400         6,548,900         7,275,300
 8 1602-34 Chancellor Garage...........................         735,900         7,736,600         8,472,500
 9 1616 Sansom Street Garage...........................         432,900         3,918,200         4,351,100
 10 Juniper/Locust Streets Garage......................         574,400         5,416,500         5,990,900
 11 Adams-Wabash Garage................................       2,525,000        23,023,800        25,548,800
 12 Riverfront Center..................................       1,794,500        17,100,900        18,895,400
 13 Forbes and Allies Garages..........................              --        32,825,600        32,825,600
 14 517 Marquette Garage...............................       4,538,000        14,865,000        19,403,000
                                                         --------------   ---------------   ---------------
  Subtotal Parking Facilities                            $   26,054,600   $   256,700,400   $   282,755,000
                                                         --------------   ---------------   ---------------
  Management Business -- Furniture, fixtures and equipm  $           --   $    22,578,200   $    22,578,200
                                                         --------------   ---------------   ---------------
  Investment in Real Estate                              $1,458,209,000   $11,744,330,900   $13,202,539,900
                                                         ==============   ===============   ===============


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
152 Colonnade III......................................  $  (1,683,100)         1998          09/30/98             40
153 Worldwide Plaza....................................    (15,097,000)         1989          10/01/98             40
154 Central Park vacant land...........................             --           N/A          11/03/98            N/A
155 Computer Associates Tower..........................     (1,116,500)         1988          01/07/99             40
156 Texas Commerce Tower...............................     (1,223,400)         1985          01/07/99             40
157 City Center Bellevue...............................     (2,246,500)         1987          01/28/99             40
158 Prominence vacant land.............................             --           N/A          07/13/99            N/A
159 Palo Alto Square...................................       (410,500)    1971/1985          10/01/99             40
                                                         -------------
  Subtotal Office Properties...........................  $(614,198,700)
                                                         -------------
  Development Properties:
160 150 California.....................................  $          --           N/A          12/19/97            N/A
161 John Marshall III..................................             --           N/A          12/19/97            N/A
162 Riverside..........................................             --           N/A          12/19/97            N/A
163 Prominence in Buckhead.............................       (108,100)         1999          07/13/99             40
164 World Trade Center.................................             --           N/A            N/A               N/A
                                                         -------------
  Subtotal Development Properties......................  $    (108,100)
                                                         -------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $  (2,280,400)         1985          06/09/95             40
 2 Theatre District Garage.............................     (1,888,400)         1987          06/09/95             40
 3 Capital Commons Garage..............................       (887,000)         1987          06/29/95             40
 4 Boston Harbor Garage................................     (3,513,200)         1972          12/10/96             40
 5 Milwaukee Center Garage.............................       (540,300)         1988          12/18/96             40
 6 1111 Sansom Street Garage...........................         (1,400)          N/A          12/27/96             40
 7 15th & Sansom Streets Garage........................       (401,300)    1950/1954          12/27/96             40
 8 1602-34 Chancellor Garage...........................       (423,600)    1945/1955          12/27/96             40
 9 1616 Sansom Street Garage...........................       (237,700)         1950          12/27/96             40
 10 Juniper/Locust Streets Garage......................       (327,400)    1949/1952          12/27/96             40
 11 Adams-Wabash Garage................................     (1,375,700)         1990          08/11/97             40
 12 Riverfront Center..................................       (941,400)         1989          11/25/97             40
 13 Forbes and Allies Garages..........................       (843,100)         1954          12/17/98             40
 14 517 Marquette Garage...............................       (232,200)         1999          04/01/99             40
                                                         -------------
  Subtotal Parking Facilities                            $ (13,893,100)
                                                         -------------
  Management Business -- Furniture, fixtures and equipm  $  (2,186,700)
                                                         -------------
  Investment in Real Estate                              $(630,386,600)
                                                         =============

---------------

 (1) The aggregate cost for Federal Income Tax purposes as of December 31, 1999 was approximately $10.3 billion.

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

 (5) These Properties were previously under development and have been placed into service during 1999.

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

(10) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(11) During 1998, the Company committed to acquire this property upon its completion. The costs reflected above include legal and other professional fees incurred in connection with the Company's potential acquisition of this project. This transaction is contingent upon certain terms and conditions as set forth in its respective purchase agreement. There can be no assurance that this transaction will be consummated.

(12) The encumbrance on the 203 North LaSalle Garage is also secured by a first lien on the Theatre District Garage.

(13) The encumbrances at December 31, 1999 include a net premium (net of accumulated amortization of approximately $4.0 million) of approximately $10.6 million.

A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997 are as follows:

                                                                          FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                                         JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                 DECEMBER 31, 1999   DECEMBER 31, 1998     DECEMBER 31, 1997          JULY 10, 1997
                                 -----------------   -----------------   ---------------------   -----------------------
Balance, beginning of the
  period.......................   $13,683,819,300     $11,041,014,100       $            --          $3,549,707,600
  Additions during period:
     Acquisitions..............       391,917,800       2,556,978,300        10,941,428,100             531,968,000
     Improvements..............       297,495,500         207,093,000            99,586,000              59,511,000
  Deductions during period:
     Properties disposed
       of(1)...................    (1,170,692,700)       (121,266,100)                                  (67,193,400)
                                  ---------------     ---------------       ---------------          --------------
Balance, end of period.........   $13,202,539,900     $13,683,819,300       $11,041,014,100          $4,073,993,200
                                  ===============     ===============       ===============          ==============

     The changes in accumulated depreciation for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997 are as follows:

                                                                          FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                                         JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                 DECEMBER 31, 1999   DECEMBER 31, 1998     DECEMBER 31, 1997          JULY 10, 1997
                                 -----------------   -----------------   ---------------------   -----------------------
Balance, beginning of the
  period.......................   $  (352,258,800)    $   (64,695,100)      $            --          $ (257,893,300)
  Additions during period:
     Depreciation..............      (339,751,400)       (291,213,400)          (64,695,100)            (57,379,300)
  Deductions during period:
     Properties disposed
       of(1)...................        61,623,600           3,649,700                    --               8,517,200
                                  ---------------     ---------------       ---------------          --------------
Balance, end of period.........   $  (630,386,600)    $  (352,258,800)      $   (64,695,100)         $ (306,755,400)
                                  ===============     ===============       ===============          ==============

(1) The disposition amount of approximately $1.2 billion and the related accumulated depreciation of $61.6 million for the year ended December 31, 1999 includes approximately $1.1 billion and $58.5 million, respectively, related to the partial sale of interest in various Properties to Lend Lease Australia/US Properties. Prior to the sale, the Company consolidated the financial condition and results of operations of the Office Properties. Upon the sale, the Company retained an equity interest in the Office Properties and shares equally in the control of the operations and major decisions of the Office Properties. Therefore, the Company accounts for its remaining interest in the Office Properties under the equity method of accounting and classifies its net equity investment of approximately $486.9 million as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income from investment in unconsolidated joint venture is reflected in the consolidated statements of operations.