Form 10-K/A
period 1999-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2000-05-12
CIK 1043866

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

                For the transition period from _______ to _______

                         Commission File Number: 1-13625

                        EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             36-4156801
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)
        TWO NORTH RIVERSIDE PLAZA,                      60606
       SUITE 2100, CHICAGO, ILLINOIS                  (Zip Code)
 (Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange on which
         Title of each class                       registered

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 1, 2000 was $6,600,295,958.

                        DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 2000 are incorporated by reference into Part III.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

  (a)(3)    Exhibits:

            Item 14(a)(3) is amended to renumber Exhibit 10.1 as 3.1.1 and add Exhibits 3.1.2 through 3.1.6 as set forth below:

 Exhibit No.        Exhibit Description
 -----------        -------------------
    2.1             Agreement and Plan of Merger, dated as of
                    February 11, 2000, among the Trust, the
                    Company, Cornerstone Properties Inc. and
                    Cornerstone Properties Limited Partnership
                    (incorporated herein by reference to Exhibit
                    2.1 to the Company's Current Report on Form
                    8-K dated February 11, 2000)

   3.1.1*           Agreement of Limited Partnership of the
                    Operating Partnership, dated as of July 3,
                    1997, as amended

   3.1.2**          Fifth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited
                    Partnership

   3.1.3** Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

   3.1.4**          Seventh Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited
                    Partnership

   3.1.5**          Eighth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited
                    Partnership

   3.1.6**          Tenth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited
                    Partnership

    4.1* Indenture, dated as of September 2, 1997, between the Operating Partnership and State
                    Street Bank and Trust Company

    4.2*            First Supplemental Indenture, dated as of
                    February 9, 1998, between the Operating
                    Partnership and State Street Bank and Trust
                    Company

    4.3 Form of 6.375% Note due 2003 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.4 Form of 6.625% Note due 2005 (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.5 Form of 6.750% Note due 2008 (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement of Form S-4
                    (Reg. No. 333-47347))

    4.6 Form of 7.250% Note due 2018 (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.7             Form of 6.376% Mandatory Par Put Remarketed
                    Securities due 2012 (incorporated herein by reference to Exhibit 4.8 of the Company's
                    Registration Statement on Form S-4 (Reg. No.
                    333-47347))

    4.8             $30,000,000 7.24% Senior Note due 2004
                    (incorporated herein by reference to Exhibit
                    4.9 of the Company's Registration Statement on
                    Form S-4 (Reg. No. 333-47347))

    4.9             $50,000,000 7.36% Senior Note due 2005
                    (incorporated herein by reference to Exhibit
                    4.10 of the Company's Registration Statement on Form S-4 (Reg. No. 333-47347))

    4.10            $50,000,000 7.44% Senior Note due 2006
                    (incorporated herein by reference to Exhibit
                    4.11 to the Company's Registration Statement on Form S-4 (Reg. No. 333-47347))

    4.11            $50,000,000 7.41% Senior Note due 2007
                    (incorporated herein by

                    reference to Exhibit 4.12 to the Company's Registration
                    Statement on Form S-4 (Reg. No. 333-47347))

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

    4.15 Form of 6.375% Notes due 2002 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on January 25, 1999)

    4.16 Form of 6.5% Notes due 2004 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the SEC on January 25, 1999)

    4.17 Form of 6.8% Notes due 2009 (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed with the SEC on January 25, 1999)

    4.18            Form of 7.5% Notes due April 19, 2029
                    (incorporated herein by reference to Exhibit
                    4.23 of the Company's Current Report on Form
                    8-K filed with the SEC on April 19, 1999)

    4.19            Form of $400,000,000 8.375% Note due March 15,
                    2006 (incorporated herein by reference to Exhibit 4.25 of the Company's Form 8-K dated
                    March 24, 2000)

    4.20            Form of $100,000,000 8.375% Note due March 15,
                    2006 (incorporated herein by reference to Exhibit 4.26 of the Company's Form 8-K dated
                    March 24, 2000)

    4.21+           Second Amended and Restated Revolving Credit
                    Facility $1 Billion Revolving Credit Facility dated as of May 29, 1998 (incorporated by reference to Exhibit 4.22 to the Company's
                    Form 10-K for the year ended December 31, 1998)

    4.22+           First Amendment to Second Amended and Restated
                    Revolving Credit Agreement

    4.23+           Fixed Rate Promissory Note with The Chase
                    Manhattan Bank

    12.1+           Statement Regarding Computation of Ratios

    21.1+           List of Subsidiaries

    23.1+           Consent of Independent Auditors

                    Power of Attorney (included in signature page
    24.1+           on Form 10-K)

    27.1+           Financial Data Schedule


* Incorporated herein by reference to the same-numbered exhibit to the Trust's Annual Report on Form 10-K for the year ended
     December 31, 1997, as amended

** Incorporated herein by reference to Exhibits 10.1.2 through 10.1.6, respectively, to the Trust's Annual Report on Form 10-K for the year ended
     December 31, 1999, as amended

+    Previously filed.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 11th day of May, 2000.

                                 EOP OPERATING LIMITED PARTNERSHIP

                                 By:     Equity Office Properties Trust, as
                                         general partner

                                 By:     /s/ STANLEY M. STEVENS
                                         --------------------------
                                         Stanley M. Stevens
                                         Executive Vice President,
                                         Chief Legal Counsel and
                                         Secretary

                                      EXHIBIT INDEX

 Exhibit No.        Exhibit Description
 -----------        -------------------
    2.1             Agreement and Plan of Merger, dated as of
                    February 11, 2000, among the Trust, the Company,
                    Cornerstone Properties Inc. and Cornerstone
                    Properties Limited Partnership (incorporated
                    herein by reference to Exhibit 2.1 to the
                    Company's Current Report on Form 8-K dated
                    February 11, 2000)

   3.1.1*           Agreement of Limited Partnership of the
                    Operating Partnership, dated as of July 3, 1997, as amended

   3.1.2**          Fifth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited Partnership

   3.1.3**          Amendment to Agreement of Limited Partnership of
                    EOP Operating Limited Partnership

   3.1.4**          Seventh Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited Partnership

   3.1.5**          Eighth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited Partnership

   3.1.6**          Tenth Amendment to Agreement of Limited
                    Partnership of EOP Operating Limited Partnership

    4.1* Indenture, dated as of September 2, 1997, between the Operating Partnership and State
                    Street Bank and Trust Company

    4.2*            First Supplemental Indenture, dated as of
                    February 9, 1998, between the Operating
                    Partnership and State Street Bank and Trust
                    Company

    4.3 Form of 6.375% Note due 2003 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.4 Form of 6.625% Note due 2005 (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.5 Form of 6.750% Note due 2008 (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement of Form S-4
                    (Reg. No. 333-47347))

    4.6 Form of 7.250% Note due 2018 (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4
                    (Reg. No. 333-47347))

    4.7             Form of 6.376% Mandatory Par Put Remarketed
                    Securities due 2012 (incorporated herein by reference to Exhibit 4.8 of the Company's
                    Registration Statement on Form S-4 (Reg. No.
                    333-47347))

    4.8             $30,000,000 7.24% Senior Note due 2004
                    (incorporated herein by reference to Exhibit 4.9 of the Company's Registration Statement on Form
                    S-4 (Reg. No. 333-47347))

    4.9             $50,000,000 7.36% Senior Note due 2005
                    (incorporated herein by reference to Exhibit
                    4.10 of the Company's Registration Statement on
                    Form S-4 (Reg. No. 333-47347))

    4.10            $50,000,000 7.44% Senior Note due 2006
                    (incorporated herein by reference to Exhibit
                    4.11 to the Company's Registration Statement on
                    Form S-4 (Reg. No. 333-47347))

    4.11            $50,000,000 7.41% Senior Note due 2007
                    (incorporated herein by reference to Exhibit
                    4.12 to the Company's Registration Statement on
                    Form S-4 (Reg. No. 333-47347))

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

    4.18            Form of 7.5% Notes due April 19, 2029
                    (incorporated herein by reference to Exhibit
                    4.23 of the Company's Current Report on Form 8-K filed with the SEC on April 19, 1999)

    4.19            Form of $400,000,000 8.375% Note due March 15,
                    2006 (incorporated herein by reference to Exhibit 4.25 of the Company's Form 8-K dated
                    March 24, 2000)

    4.20            Form of $100,000,000 8.375% Note due March 15,
                    2006 (incorporated herein by reference to Exhibit 4.26 of the Company's Form 8-K dated
                    March 24, 2000)

    4.21+           Second Amended and Restated Revolving Credit
                    Facility $1 Billion Revolving Credit Facility dated as of May 29, 1998 (incorporated by reference to Exhibit 4.22 to the Company's Form
                    10-K for the year ended December 31, 1998)


    4.22+           First Amendment to Second Amended and Restated
                    Revolving Credit Agreement

    4.23+           Fixed Rate Promissory Note with The Chase
                    Manhattan Bank

    12.1+           Statement Regarding Computation of Ratios

    21.1+           List of Subsidiaries

    23.1+           Consent of Independent Auditors

    24.1+ Power of Attorney (included in signature page on Form 10-K)

    27.1+           Financial Data Schedule


* Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

** Incorporated herein by reference to Exhibits 10.1.2 through 10.1.6, respectively, to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, as amended

+      Previously filed.