Form 10-Q
period 2000-03-31
EOP OPERATING LTD PARTNERSHIP
filed 2000-05-15
CIK 1043866

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

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13625

                             ---------------------

                       EOP OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-4156801
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
          TWO NORTH RIVERSIDE PLAZA                                60606
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

On May 10, 2000, 281,555,866 of the registrant's Units were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                     2000           1999
------------------------------------------------------------  -----------   ------------
                                                              (UNAUDITED)
ASSETS:
  Investment in real estate.................................  $12,973,338   $12,847,389
  Developments in process...................................      131,038       229,225
  Land available for development............................      106,026       125,926
  Accumulated depreciation..................................     (712,977)     (630,387)
                                                              -----------   -----------
    Investment in real estate, net of accumulated
     depreciation...........................................   12,497,425    12,572,153
  Cash and cash equivalents.................................       16,376         2,338
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,048 and $1,244, respectively)...       42,602        54,497
  Deferred rent receivable..................................      151,020       138,697
  Escrow deposits and restricted cash.......................       68,258        19,754
  Investment in unconsolidated joint ventures...............      875,459       865,863
  Deferred financing costs (net of accumulated amortization
    of $17,107 and $14,863, respectively)...................       56,829        55,196
  Deferred leasing costs (net of accumulated amortization of
    $26,784 and $22,461, respectively)......................      107,261        97,743
  Prepaid expenses and other assets (net of discount on note
    receivable of $62,393 and $62,393, respectively)........      274,603       239,817
                                                              -----------   -----------
         Total Assets.......................................  $14,089,833   $14,046,058
                                                              ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net premium of $11,204 and
    $10,574, respectively)..................................  $ 1,576,367   $ 1,743,871
  Unsecured notes (including a net (discount)/premium of
    $(583) and $47, respectively)...........................    4,154,417     3,655,047
  Lines of credit...........................................      232,000       453,000
  Accounts payable and accrued expenses.....................      246,989       318,003
  Dividend/distribution payable.............................      121,478         5,446
  Other liabilities.........................................      156,101       161,164
                                                              -----------   -----------
         Total Liabilities..................................    6,487,352     6,336,531
                                                              -----------   -----------
  Commitments and contingencies
  Minority Interests-partially owned properties.............       40,006        39,027
                                                              -----------   -----------
  Preferred Units:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 7,994,000 and
     8,000,000 issued and outstanding, respectively.........      199,850       200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 6,000,000 issued and outstanding.................      300,000       300,000
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,562,900 and
     4,600,000 issued and outstanding, respectively.........      114,073       115,000
  General Partners' Capital.................................       57,360        58,381
  Limited Partners' Capital.................................    6,852,714     6,986,181
  Accumulated other comprehensive income....................       38,478        10,938
                                                              -----------   -----------
         Total Partners' Capital............................    7,562,475     7,670,500
                                                              -----------   -----------
         Total Liabilities and Partners' Capital............  $14,089,833   $14,046,058
                                                              ===========   ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)              2000                1999
-------------------------------------------------------  ----------------    ----------------
REVENUES:
  Rental...............................................    $    358,366        $    369,139
  Tenant reimbursements................................          62,983              68,159
  Parking..............................................          26,731              27,459
  Other................................................          12,856               5,474
  Fee income...........................................           2,235               1,862
  Interest / dividends.................................           5,704               3,041
                                                           ------------        ------------
           Total revenues..............................         468,875             475,134
                                                           ------------        ------------
EXPENSES:
  Interest:
     Expense incurred..................................         100,532             104,480
     Amortization of deferred financing costs..........           1,377                 746
  Depreciation.........................................          83,889              82,912
  Amortization.........................................           4,386               2,901
  Real estate taxes....................................          57,910              61,801
  Insurance............................................           2,740               2,322
  Repairs and maintenance..............................          47,899              51,384
  Property operating...................................          46,788              48,208
  Ground rent..........................................           2,024               1,846
  General and administrative...........................          19,651              18,250
                                                           ------------        ------------
           Total expenses..............................         367,196             374,850
                                                           ------------        ------------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items................................................         101,679             100,284
Minority Interest-partially owned properties...........            (553)               (545)
Income from investment in unconsolidated joint
  ventures.............................................          11,374               1,835
Net gain on sales of real estate.......................           3,862                  --
                                                           ------------        ------------
Income before extraordinary items......................         116,362             101,574
Extraordinary items....................................            (611)             (3,183)
                                                           ------------        ------------
Net income.............................................         115,751              98,391
Put option settlement..................................          (1,030)                 --
Preferred distributions, net...........................         (10,697)            (10,881)
                                                           ------------        ------------
Net income available for Units.........................    $    104,024        $     87,510
                                                           ============        ============
Net income available per weighted average
  Unit outstanding -- Basic............................    $       0.37        $       0.30
                                                           ============        ============
Weighted average Units outstanding -- Basic............     281,380,638         288,554,860
                                                           ============        ============
Net income available per weighted average
  Unit outstanding -- Diluted..........................    $       0.37        $       0.30
                                                           ============        ============
Weighted average Units outstanding -- Diluted..........     283,568,648         291,433,553
                                                           ============        ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                   (DOLLARS IN THOUSANDS)                        2000             1999
------------------------------------------------------------  -----------      ----------
Net income..................................................   $115,751         $98,391
Other comprehensive income:
  Unrealized holding gains arising during the period........     27,540              --
                                                               --------         -------
Comprehensive income........................................   $143,291         $98,391
                                                               ========         =======

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                   (DOLLARS IN THOUSANDS)                         2000           1999
------------------------------------------------------------  -------------   -----------
OPERATING ACTIVITIES:
  Net income before put option settlement and preferred
    distributions, net......................................   $   115,751     $  98,391
  Adjustments to reconcile net income before put option
    settlement and preferred distributions, net, to net cash
    provided by operating activities:
    Depreciation and amortization...........................        89,652        86,559
    Amortization of premiums/discounts on unsecured notes
     and terminated interest rate protection agreements.....           936           893
    Amortization of deferred revenue included in other
     income.................................................        (1,036)           --
    Compensation related to restricted shares issued to
     employees by the Trust.................................         1,555         1,314
    Income from unconsolidated joint ventures...............       (11,374)       (1,835)
    Net gain on sales of real estate........................        (3,862)           --
    Extraordinary items.....................................           611         3,183
    Provision for doubtful accounts.........................            58           291
    Allocation to minority interests........................           553           545
    Changes in assets and liabilities:
      Decrease (increase) in rents receivable...............        11,837       (10,507)
      (Increase) in deferred rent receivables...............       (12,323)      (16,540)
      (Increase) in prepaid expenses and other assets.......        (6,798)       (3,489)
      (Decrease) in accounts payable and accrued expenses...       (71,014)      (69,619)
      Increase in due to affiliates.........................            --           260
      (Decrease) increase in other liabilities..............        (5,057)       13,466
                                                               -----------     ---------
         Net cash provided by operating activities..........       109,489       102,912
                                                               -----------     ---------
INVESTING ACTIVITIES:
  Property acquisitions.....................................            --      (101,704)
  Payments of disposition costs for sales of real estate....          (358)           --
  Payments for capital and tenant improvements..............       (50,025)      (45,142)
  Distributions from unconsolidated joint ventures..........         6,804         3,977
  Investments in unconsolidated joint ventures..............        (5,026)      (11,015)
  Payments of lease acquisition costs.......................       (14,440)      (10,369)
  (Increase) decrease in escrow deposits and restricted
    cash....................................................        (2,884)       10,320
                                                               -----------     ---------
         Net cash (used for) investing activities...........       (65,929)     (153,933)
                                                               -----------     ---------
FINANCING ACTIVITIES:
  Repurchase of Units.......................................      (119,633)           --
  Proceeds from exercise of share options...................         1,510           355
  Redemption of Units for cash..............................        (3,780)           --
  Distributions to unitholders..............................        (2,154)       (1,599)
  Payment of preferred distributions........................       (10,884)      (11,100)
  Repurchase of preferred units, including transaction
    costs...................................................          (890)           --
  Payment of offering costs.................................            --          (417)
  Distributions to minority interest in partially owned
    properties..............................................            --          (143)
  Proceeds from mortgage debt...............................            --           233
  Proceeds from unsecured notes.............................       499,320       996,675
  Proceeds from lines of credit.............................     1,075,100       163,000
  Principal payments on mortgage debt.......................      (168,134)     (262,335)
  Principal payments on lines of credit.....................    (1,296,100)     (851,000)
  Payments of loan costs....................................        (3,877)       (7,762)
                                                               -----------     ---------
         Net cash (used for) provided by financing
           activities.......................................       (29,522)       25,907
                                                               -----------     ---------
  Net increase (decrease) in cash and cash equivalents......        14,038       (25,114)
  Cash and cash equivalents at the beginning of the
    period..................................................         2,338        67,080
                                                               -----------     ---------
  Cash and cash equivalents at the end of the period........   $    16,376     $  41,966
                                                               ===========     =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including capitalized
    interest of $5,143 and $3,125, respectively.............   $   132,470     $ 114,733
                                                               ===========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Escrow deposits used for property acquisitions............   $        --     $ 120,798
                                                               ===========     =========
  Escrow deposits provided by property dispositions.........   $   (45,620)    $      --
                                                               ===========     =========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     DEFINITION OF TERMS. Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

     The consolidated financial statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 1999 audited consolidated and combined financial statements of EOP Operating Limited Partnership and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership. The Company is a subsidiary of Equity Office Properties Trust (the "Trust") which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the Consolidation. The Trust completed its IPO on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the managing general partner of the Company. The Trust elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of March 31, 2000, the Company owned or had an interest in 294 office properties (the "Office Properties") containing approximately 77.0 million rentable square feet of office space and owned 20 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 20,506 parking spaces. The weighted average occupancy of the Office Properties at March 31, 2000 was approximately 93.9%. The Office Properties are located in 80 submarkets in 34 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51% in CBDs and 49% in suburban markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements represent the financial condition and results of the Company and its subsidiaries.

  Use of Estimates

     The preparation of the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Unaudited Interim Statements

     The consolidated financial statements of the Company as of and for the three months ended March 31, 2000 and 1999 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

  Reclassifications

     Certain reclassifications have been made to the previously reported 1999 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 results or partners' capital.

NOTE 3 -- DISPOSITIONS

     During 2000, the Company disposed of the following office properties:

                                                       RENTABLE                   GAIN/(LOSS)
DATE SOLD        PROPERTY                LOCATION     SQUARE FEET   SALES PRICE     ON SALE
---------        --------                --------     -----------   -----------   -----------
                                                                     (Dollars in thousands)
2/10/00    Sarasota City Center         Sarasota,       247,891       $27,700       $4,098
                                        FL
3/10/00    Media Center                 Burbank, CA          --        20,000         (316)
           (development site)
           Adjustment to the
           gain on properties
           sold in 1999                                      --            --           80
                                                        -------       -------       ------
                                        Total           247,891       $47,700       $3,862
                                                        =======       =======       ======

     Included in Investments in Real Estate are eleven Parking Facilities which were held for sale by the Company as of March 31, 2000. The eleven Parking Facilities are expected to be sold in May 2000, to an unaffiliated party. The carrying amount of the eleven Parking Facilities is approximately $154.0 million which is lower than the anticipated sales price less estimated costs to sell. The net income generated from these Parking Facilities for the three months ended March 31, 2000, was approximately $2.8 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 4 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, a management company and a company that provides fully-furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                              MARCH 31,    DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                        2000          1999
                   ----------------------                     ----------   ------------
Balance Sheets:
  Real estate, net..........................................  $1,728,751    $1,719,417
  Other assets..............................................     109,474       106,211
                                                              ----------    ----------
          Total Assets......................................  $1,838,225    $1,825,628
                                                              ==========    ==========
  Mortgage debt.............................................  $  577,882    $  559,344
  Other liabilities.........................................      43,937        58,793
  Partners' and shareholders' equity........................   1,216,406     1,207,491
                                                              ----------    ----------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................  $1,838,225    $1,825,628
                                                              ==========    ==========
Company's share of equity...................................  $  707,162    $  696,502
Net excess of cost of investments over/under the net book
  value of underlying net assets, net of accumulated
  depreciation of $12,714 and $11,679, respectively.........     168,297       169,361
                                                              ----------    ----------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $  875,459    $  865,863
                                                              ==========    ==========
Company's share of unconsolidated mortgage debt.............  $  279,900    $  264,751
                                                              ==========    ==========

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                   (DOLLARS IN THOUSANDS)                       2000        1999
                   ----------------------                     ---------   ---------
Statements of Operations:
  Revenues..................................................   $71,270     $25,383
                                                               -------     -------
  Expenses:
     Interest expense.......................................    10,741       4,447
     Depreciation and amortization..........................    12,072       4,103
     Operating expenses.....................................    27,978      10,607
                                                               -------     -------
          Total expenses....................................    50,791      19,157
                                                               -------     -------
  Net income................................................   $20,479     $ 6,226
                                                               =======     =======
Company's share of net income...............................   $11,374     $ 1,835
                                                               =======     =======
Company's share of interest expense.........................   $ 5,114     $ 2,201
                                                               =======     =======
Company's share of depreciation and amortization (real
  estate related)...........................................   $ 7,259     $ 3,483
                                                               =======     =======

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 5 -- MORTGAGE DEBT

     The Company repaid the mortgage debt encumbering the following Properties:

PAYOFF DATE                PROPERTY            PAYOFF AMOUNT
-----------                --------        ----------------------
                                           (Dollars in thousands)
2/15/00                Civic Opera House          $ 30,551
3/23/00                161 N. Clark(a)             131,360
                                                  --------
                                                  $161,911
                                                  ========

(a) An extraordinary loss of approximately $0.6 million was incurred due to the write-off of the unamortized mark-to-market adjustment in connection with the repayment.

NOTE 6 -- UNSECURED NOTES

     On March 21, 2000, the Company issued $500 million of unsecured notes due March 15, 2006 (the "$500 million Notes") in an offering to institutional investors (the "$500 million Notes Offering"). The net proceeds after discount, offering expenses and a terminated treasury lock agreement were approximately $493.5 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility. The $500 million Notes bear interest at a stated rate of 8.375% per annum and have an effective annual rate of 8.6%.

NOTE 7 -- LINES OF CREDIT

     On January 17, 2000, the Company obtained an unsecured borrowing facility from the Chase Manhattan Bank ("Chase Term Loan") for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 31, 2000, the Company owed $100 million under this facility at a weighted average rate of 6.3%. The note was repaid on April 10, 2000.

NOTE 8 -- PARTNERS' CAPITAL

  Units

     The following table presents the changes in the Company's issued and outstanding Units since January 1, 2000:

OUTSTANDING AT JANUARY 1, 2000..............................  285,786,346
Issued to the Trust related to Common Shares issued for
  share option exercises....................................       71,198
Repurchases (1).............................................   (4,742,500)
Restricted Units issued/cancelled, net......................      528,700
Additional Units issued for Palo Alto acquisition in 1999...        1,713
Units converted to cash.....................................     (152,919)
                                                              -----------
OUTSTANDING AT MARCH 31, 2000...............................  281,492,538
                                                              ===========

(1) As part of the Trust's share repurchase plan, 4,742,500 Common Shares were repurchased and retired along with a corresponding number of Units in January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate, including commissions of approximately $.2

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

    million. The Trust's share repurchase plan was suspended in February 2000 in anticipation of the Cornerstone Merger (See Note 11).

  Preferred Units

     In January 2000, the Trust repurchased 6,000 Series A Cumulative Redeemable Preferred Shares and 37,100 Series C Cumulative Redeemable Preferred Shares at an average share price of $20.66 for approximately $.9 million in the aggregate and were retired along with a corresponding number of preferred units. The difference between the unit repurchase amount and the carrying amount of the preferred units was classified as a preferred distribution in the statement of operations for the three months ended March 31, 2000.

  Distributions

     The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the three months ended March 31, 2000:

                                              DISTRIBUTION
                                                 AMOUNT          DATE PAID         RECORD DATE
                                              ------------   -----------------   ----------------
Unitholders.................................   $     0.42       April 14, 2000     March 31, 2000
Series A Preferred Units....................   $  0.56125       March 15, 2000      March 1, 2000
Series B Preferred Units....................   $  0.65625    February 15, 2000   February 1, 2000
Series C Preferred Units....................   $0.5390625       March 15, 2000      March 1, 2000

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 9 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)              2000           1999
        --------------------------------------------          ------------   ------------
NUMERATOR:
  Net income available for Units before net gain on sales of
     real estate and extraordinary items....................  $    100,773   $     90,693
  Net gain on sales of real estate..........................         3,862             --
  Extraordinary items.......................................          (611)        (3,183)
                                                              ------------   ------------
  Numerator for basic and diluted earnings per Unit -- net
     income available for Units and unit equivalents........  $    104,024         87,510
                                                              ============   ============
DENOMINATOR:
  Denominator for basic earnings per Unit -- weighted
     average Units..........................................   281,380,638    288,554,860
  Effect of dilutive securities:
     Units issuable upon exercise of Trust share options,
       put options and restricted stock.....................     2,188,010      2,878,693
                                                              ------------   ------------
  Denominator for diluted earnings per Unit -- adjusted
     weighted average Units and assumed conversions.........   283,568,648    291,433,553
                                                              ============   ============
BASIC EARNINGS AVAILABLE FOR UNITS PER WEIGHTED AVERAGE
  UNIT:
  Net income before net gain on sales of real estate and
     extraordinary items....................................  $       0.36   $       0.31
  Net gain on sales of real estate..........................          0.01             --
  Extraordinary items.......................................            --          (0.01)
                                                              ------------   ------------
  Net income................................................  $       0.37   $       0.30
                                                              ============   ============
DILUTED EARNINGS AVAILABLE FOR UNITS AND UNIT EQUIVALENTS
PER WEIGHTED AVERAGE UNITS AND UNIT EQUIVALENTS:
  Net income before net gain on sales of real estate and
     extraordinary items....................................  $       0.36   $       0.31
  Net gain on sales of real estate..........................          0.01             --
  Extraordinary items.......................................            --          (0.01)
                                                              ------------   ------------
  Net income................................................  $       0.37   $       0.30
                                                              ============   ============

     The following securities were not included in the computation of diluted earnings per Unit since they would have an antidilutive effect:

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                       WEIGHTED AVERAGE   ---------------------------
ANTIDILUTIVE SECURITIES                                 EXERCISE PRICE        2000           1999
-----------------------                                ----------------   ------------   ------------
Share options........................................      $30.030          3,396,317             --
Share options........................................      $30.150                 --      3,435,098
Series B Preferred Units.............................      $35.700          6,000,000      6,000,000
Warrants.............................................      $39.375          5,000,000      5,000,000
                                                                           ----------     ----------
                                                       Total......         14,396,317     14,435,098
                                                                           ==========     ==========

     Upon exercise of the above antidilutive securities the Company would issue a corresponding number of Units to the Trust on a one-for-one-basis.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 10 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant, by itself, is material to the Company's business. Information related to this segment for the three months ended March 31, 2000 and March 31, 1999 is below:

                                                                FOR THE THREE MONTHS ENDED
                                                                      MARCH 31, 2000
                                                          --------------------------------------
                                                                        CORPORATE
                                                            OFFICE         AND
(DOLLARS IN THOUSANDS)                                    PROPERTIES      OTHER     CONSOLIDATED
--------------------------------------------------------  -----------   ---------   ------------
Property Operating Revenues.............................  $   450,992   $  9,944    $   460,936
Property Operating Expenses.............................     (152,646)    (2,691)      (155,337)
                                                          -----------   --------    -----------
  Net operating income..................................      298,346      7,253        305,599
                                                          -----------   --------    -----------
Adjustments to arrive at net income:
  Other revenues........................................        2,918      5,021          7,939
  Interest expense(1)...................................      (27,505)   (73,027)      (100,532)
  Depreciation and amortization.........................      (85,457)    (4,195)       (89,652)
  Ground rent...........................................       (2,011)       (13)        (2,024)
  General and administrative............................         (112)   (19,539)       (19,651)
                                                          -----------   --------    -----------
  Total adjustments to arrive at net income.............     (112,167)   (91,753)      (203,920)
                                                          -----------   --------    -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items.................................................      186,179    (84,500)       101,679
Minority interests......................................         (438)      (115)          (553)
Income from investment in unconsolidated joint
  ventures..............................................       11,361         13         11,374
Net gain on sales of real estate........................        3,862         --          3,862
Extraordinary items.....................................         (611)        --           (611)
                                                          -----------   --------    -----------
Net income..............................................  $   200,353   $(84,602)   $   115,751
                                                          ===========   ========    ===========
Capital and tenant improvements.........................  $    45,348   $  4,677    $    50,025
                                                          ===========   ========    ===========
Total Assets............................................  $13,447,512   $642,321    $14,089,833
                                                          ===========   ========    ===========

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                      MARCH 31, 1999
                                                          ---------------------------------------
                                                                        CORPORATE
                                                            OFFICE         AND
                 (DOLLARS IN THOUSANDS)                   PROPERTIES      OTHER      CONSOLIDATED
--------------------------------------------------------  -----------   ----------   ------------
Property Operating Revenues.............................  $   461,456   $    8,775   $   470,231
Property Operating Expenses.............................     (161,750)      (1,965)     (163,715)
                                                          -----------   ----------   -----------
  Net operating income..................................      299,706        6,810       306,516
                                                          -----------   ----------   -----------
Adjustments to arrive at net income:
  Other revenues........................................          631        4,272         4,903
  Interest expense(1)...................................      (37,601)     (66,879)     (104,480)
  Depreciation and amortization.........................      (83,786)      (2,773)      (86,559)
  Ground rent...........................................       (1,833)         (13)       (1,846)
  General and administrative............................         (160)     (18,090)      (18,250)
                                                          -----------   ----------   -----------
  Total adjustments to arrive at net income.............     (122,749)     (83,483)     (206,232)
                                                          -----------   ----------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures and
  extraordinary items...................................      176,957      (76,673)      100,284
Minority interests......................................         (310)        (235)         (545)
Income from investment in unconsolidated joint
  ventures..............................................        1,793           42         1,835
Extraordinary items.....................................       (3,183)          --        (3,183)
                                                          -----------   ----------   -----------
Net income..............................................  $   175,257   $  (76,866)  $    98,391
                                                          ===========   ==========   ===========

---------------

(1) Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTE 11 -- MERGER

  Cornerstone Merger

     On February 11, 2000, the Trust, the Company, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement, where Cornerstone will merge with and into the Trust and Cornerstone Partnership will merge with and into the Company (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion, including the assumption of approximately $1.9 billion in liabilities, the payment of $1.1 billion in cash and the issuance of approximately 62.8 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash or 0.7009 of the Trust's Common Shares based on a prevailing transaction price of $25.68125 per Common Share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash plus any accrued but unpaid dividends. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining an additional line of credit, amending the existing line of credit or issuing unsecured notes.

     The Cornerstone Merger is expected to be completed in the second quarter of 2000 and is subject to the approval of the shareholders of the Company and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 82 office properties in the U.S. totaling approximately 18.0 million square feet, and has an additional $855 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 376 office properties consisting of approximately 95.0 million square feet.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

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

  Commitments

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,787 square feet of office space and is 100% preleased to a single tenant. The Company is expected to acquire the property in the third quarter of 2000 for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2000, no amounts have been funded pursuant to this agreement. However, the Company has guaranteed WRALP's line of credit which has an outstanding balance of approximately $17.4 million as of March 31, 2000.

  Contingencies

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders) the WR Holders can require the Trust to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales will result in the Company making an equal payment to the Trust and will be recorded as a reduction in partners' capital. For put options exercised on August 13, 2000, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000. The Company will not incur any loss on this transaction if the put option is not exercised.

     In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on the 6,861,166 Units which is exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

NOTE 13 -- SUBSEQUENT EVENTS

     1. In April 2000, the Board of Trustees of the Trust declared a second quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution will be paid on May 15, 2000 to holders of record as of May 1, 2000.

     2. On April 10, 2000 the Company purchased the remaining 30% interest in Metropoint II, a 150,181 square foot office building in Denver, Colorado, from an unaffiliated party for approximately $8.3 million.

     3. In May 2000, the $1.0 Billion Credit Facility was amended. Upon closing of the Cornerstone Merger the facility will be converted to a term loan to mature on May 29, 2001. If the Cornerstone Merger does not close, the existing facility will terminate. In addition, a new $1.0 billion credit facility was agreed upon maturing on May 12, 2003 with an option to extend the maturity date for one additional year for an extension fee of .25% of the facility amount. The interest rate base and facility fees remain the same as the existing facility. Upon closing of the Cornerstone Merger the new facility will supersede the existing facility.

     4. The Company is in negotiations with Capital Trust to amend the terms of the 50,000 shares of 8.25% Preferred Securities that the Company owns. The amended terms are as follows and are subject to final documentation:

     - 60% of the Company's investment, or approximately $30 million of the preferred securities the Company owns will be amended as follows:

      - The coupon rate of 8.25% will remain fixed for two more years. Thereafter, the rate will increase to the greater of:

        a. 10%, increasing by 75 basis points per annum commencing October 1, 2004, or

        b. a rate equal to Capital Trust's then dividend per common share divided by $7.00.

      - The conversion price will decrease from $11.70 to $7.00 per share.

      - The common share equivalent will be fixed at 4,285,714 shares.

      - The call date will be extended one year to September 30, 2004.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

      - 40% of the Company's investment, or approximately $20 million of the preferred securities the Company owns will be amended as follows:

      - The coupon rate of 8.25% will increase to 13.0% and remain fixed until October 1, 2004 when it will increase by 75 basis points per annum.

      - The conversion feature is eliminated.

      - The preferred securities may be called at any time.

      - The co-investment right will be terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Developments" and "Market Risks" disclosures, which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of March 31, 2000. Among the factors about which the Company has made assumptions are the following:

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

     During the three months ended March 31, 2000, the Company completed the following key transactions:

     - Entered into a merger agreement with Cornerstone Properties, Inc. (see Cornerstone Merger section in this MD&A for additional information).

     - Sold an office property and a development parcel for approximately $47.7 million.

     - Issued $500 million of unsecured notes due 2006 with an effective interest rate of 8.6% per annum.

     - Obtained an unsecured credit facility for short-term borrowings not to exceed $300 million in the aggregate.

RESULTS OF OPERATIONS

  GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1999. The buildings and total square feet shown include Properties the Company owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partner's share of the square feet of these Properties, the Company effectively owned approximately 72.9 million square feet of office space as of March 31, 2000.

                                                           OFFICE PROPERTIES         PARKING FACILITIES
                                                     -----------------------------   ------------------
                                                     BUILDINGS   TOTAL SQUARE FEET   GARAGES    SPACES
                                                     ---------   -----------------   --------   -------
Properties owned as of:
January 1, 1999....................................     284         75,100,727          19      18,059
  Acquisitions.....................................      10          1,947,639           1       2,575
  Developments placed in service...................       4            610,810           1         589
  Dispositions.....................................      (4)          (668,796)         --          --
  Building remeasurements..........................      --             25,230          --          42
  Reclassifications(1).............................      --                 --          (1)       (759)
                                                        ---         ----------          --      ------
December 31, 1999..................................     294         77,015,610          20      20,506
  Developments placed in service...................       1            180,000          --          --
  Dispositions.....................................      (1)          (247,891)         --          --
  Building remeasurements..........................      --             20,100          --          --
                                                        ---         ----------          --      ------
March 31, 2000 ("Total Portfolio").................     294         76,967,819          20      20,506
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

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 1999

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 266 Office Properties and 18 Parking Facilities acquired or placed in service prior to January 1, 1999.

                                                 TOTAL PORTFOLIO                              CORE PORTFOLIO
                                    -----------------------------------------    -----------------------------------------
                                                          INCREASE/      %                             INCREASE/      %
(DOLLARS IN THOUSANDS)                2000       1999     (DECREASE)   CHANGE      2000       1999     (DECREASE)   CHANGE
----------------------------------  --------   --------   ----------   ------    --------   --------   ----------   ------
Property revenues.................  $460,936   $470,231    $(9,295)     (2.0)%   $444,554   $418,919    $25,635        6.1%
Fee income........................     2,235      1,862        373      20.0           --         --         --         --
Interest/dividend income..........     5,704      3,041      2,663      87.6          428        569       (141)     (24.8)
                                    --------   --------    -------     -----     --------   --------    -------     ------
        Total revenues............   468,875    475,134     (6,259)     (1.3)     444,982    419,488     25,494        6.1
                                    --------   --------    -------     -----     --------   --------    -------     ------
Interest expense..................   100,532    104,480     (3,948)     (3.8)      30,541     37,398     (6,857)     (18.3)
Depreciation and amortization.....    89,652     86,559      3,093       3.6       84,818     77,013      7,805       10.1
Property operating expenses.......   155,337    163,715     (8,378)     (5.1)     150,344    143,717      6,627        4.6
Ground rent.......................     2,024      1,846        178       9.6        2,024      1,846        178        9.6
General and administrative........    19,651     18,250      1,401       7.7          (19)       136       (155)    (114.0)
                                    --------   --------    -------     -----     --------   --------    -------     ------
        Total expenses............   367,196    374,850     (7,654)     (2.0)     267,708    260,110      7,598        2.9
                                    --------   --------    -------     -----     --------   --------    -------     ------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, net gain on
  sales of real estate and
  extraordinary items.............   101,679    100,284      1,395       1.4      177,274    159,378     17,896       11.2
Minority interests................      (553)      (545)        (8)      1.5         (553)      (540)       (13)       2.4
Income from investment in
  unconsolidated joint ventures...    11,374      1,835      9,539     519.8        2,564      2,202        362       16.4
Net gain on sales of real
  estate..........................     3,862         --      3,862        --           --         --         --         --
Extraordinary items...............      (611)    (3,183)     2,572     (80.8)        (611)    (2,392)     1,781      (74.5)
                                    --------   --------    -------     -----     --------   --------    -------     ------
Net income........................  $115,751   $ 98,391    $17,360      17.6%    $178,674   $158,648    $20,026       12.6%
                                    ========   ========    =======     =====     ========   ========    =======     ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense.........................  $305,599   $306,516    $  (917)     (0.3)%   $294,210   $275,202    $19,008        6.9%
                                    ========   ========    =======     =====     ========   ========    =======     ======
Straight-line rent adjustment.....  $ 12,707   $ 16,540    $(3,833)    (23.2)%   $ 12,320   $ 15,831    $(3,511)     (22.2)%
                                    ========   ========    =======     =====     ========   ========    =======     ======
Lease termination fees............  $  7,228   $  2,130    $ 5,098     239.3%    $  7,228   $  1,205    $ 6,023      499.8%
                                    ========   ========    =======     =====     ========   ========    =======     ======

  Property Revenues

     The increase in property revenues in the Core Portfolio resulted from an increase in rental rates partially offset by a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 95.3% at January 1, 1999 to 94.2% at March 31, 2000. This decrease represents approximately 0.7 million square feet in the Core Portfolio between January 1, 1999 and March 31, 2000. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has received these fees in the past, a prediction of the timing or amounts of future fees cannot be made.

  Interest Expense

     Total Portfolio interest expense decreased from the prior period as a result of having a lower average outstanding debt balance as compared to the prior period partially offset by an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets decreased to 42.3% from 42.4%.

     - Interest coverage ratio increased to 3.0 from 2.8 times.

     - Weighted average interest rate increased to 7.3% from 7.0%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt on certain Properties. Interest expense on the unsecured notes and the lines of credit is not reflected in the Core Portfolio.

  Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during the periods. Core portfolio depreciation and amortization expense increased as a result of capital and tenant improvements.

  Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of real estate taxes and other operating expenses. Real estate taxes increased approximately $3.7 million due to higher property tax assessments and other operating expenses increased $2.9 million primarily due to higher insurance costs, higher utility expenses and a one-time charge related to a change in the employee benefit program.

  General and Administrative Expenses

     General and administrative expenses increased due to an increase in the number of employees at the corporate office as a result of the establishment of new revenue-producing business groups such as Access and the hiring of additional personnel in other corporate groups, primarily the information technology group. Although general and administrative expenses are expected to increase along with any increase in the size of the Company's portfolio, it is also anticipated that the Company will realize economies of scale with future growth, should it occur.

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

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three months ended March 31, 2000 and 1999 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO MARCH 31, 1999

     The table below represents selected operating information for the Parking Facilities for the Total Portfolio and the Core Portfolio consisting of 18 Parking Facilities acquired prior to January 1, 1999.

                                                 TOTAL PORTFOLIO                            CORE PORTFOLIO
                                     ----------------------------------------    -------------------------------------
                                                        INCREASE/       %                          INCREASE/      %
(DOLLARS IN THOUSANDS)                2000      1999    (DECREASE)    CHANGE      2000     1999    (DECREASE)   CHANGE
-----------------------------------  -------   ------   ----------   --------    ------   ------   ----------   ------
Property revenues..................  $ 9,944   $8,775     $1,169         13.3%   $9,485   $8,775     $ 710         8.1%
Interest/dividend income...........      108        3        105      3,500.0        11        3         8       266.7
                                     -------   ------     ------     --------    ------   ------     -----      ------
        Total revenues.............   10,052    8,778      1,274         14.5     9,496    8,778       718         8.2
                                     -------   ------     ------     --------    ------   ------     -----      ------
Interest expense...................      740      928       (188)       (20.3)      740      928      (188)      (20.3)
Depreciation and amortization......    1,751    1,383        368         26.6     1,657    1,383       274        19.8
Property operating expenses........    2,691    1,965        726         36.9     2,493    1,965       528        26.9
Ground rent........................       13       13         --           --        13       13        --          --
General and administrative.........        1      (24)        25       (104.2)        1      (24)       25      (104.2)
                                     -------   ------     ------     --------    ------   ------     -----      ------
        Total expenses.............    5,196    4,265        931         21.8     4,904    4,265       639        15.0
                                     -------   ------     ------     --------    ------   ------     -----      ------
Income before allocation to
  minority interests and income
  from investment in unconsolidated
  joint ventures...................    4,856    4,513        343          7.6     4,592    4,513        79         1.8
Minority interests.................     (115)    (235)       120        (51.1)     (115)    (235)      120       (51.1)
Income from investment in
  unconsolidated joint ventures....      354      409        (55)       (13.4)      354      409       (55)      (13.4)
                                     -------   ------     ------     --------    ------   ------     -----      ------
Net income.........................  $ 5,095   $4,687     $  408          8.7%   $4,831   $4,687     $ 144         3.1%
                                     =======   ======     ======     ========    ======   ======     =====      ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense..........................  $ 7,253   $6,810     $  443          6.5%   $6,992   $6,810     $ 182         2.7%
                                     =======   ======     ======     ========    ======   ======     =====      ======

PROPERTY DISPOSITIONS

     The Company has disposed of the following properties since January 1, 1999:

YEAR                                                    PROPERTY
----                                 ----------------------------------------------
2000.............................    Sarasota City Center        Media Center
1999.............................    Atrium Towers               SunTrust Center(1)
                                     5100 Brookline              Promenade II(1)
                                     215 Fremont Street          Pasadena Towers(1)
                                     One Columbus                Preston Commons(1)
                                     10&30 South Wacker(1)       Sterling Plaza(1)
                                     Bank One Center(1)

     After the Company sold the above properties, the Company continued as the property manager for One Columbus as well as the Properties described in Note
(1) below. Below is a summary of the results of operations of these office properties through their respective disposition dates:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
(DOLLARS IN THOUSANDS)                                          2000       1999
------------------------------------------------------------  --------   ---------
Property revenues...........................................   $  373     $44,962
Interest income.............................................       --          65
                                                               ------     -------
          Total revenues....................................      373      45,027
                                                               ------     -------
Interest expense............................................       --       2,957
Depreciation and amortization...............................       74       7,291
Property operating expenses.................................      164      17,270
General and administrative..................................      127          --
                                                               ------     -------
          Total expenses....................................      365      27,518
                                                               ------     -------
Income before allocation to minority interests, net gain on
  sales of real estate and extraordinary items..............        8      17,509
Minority interest -- partially owned properties.............       --          (6)
Net gain on sales of real estate and extraordinary items....    3,862        (791)
                                                               ------     -------
Net income..................................................   $3,870     $16,712
                                                               ======     =======
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense......................................   $  209     $27,692
                                                               ======     =======

---------------

(1) These Office Properties were partially sold in December 1999. The above condensed statements of operations include the results of operations for these Properties through their disposition date. Since the Company retained an equity interest in these Office Properties and shares equally in the control of the operations and major decisions of these Properties, the Company now accounts for these Properties under the equity method of accounting. The following table shows the Company's share of the results of operations excluding the gain on sales of real estate from these Properties under the equity method as if they were partially sold on January 1, 1999 or the Properties original acquisition date if the Property was acquired subsequent to January 1, 1999:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                              ---------------
(DOLLARS IN THOUSANDS)                                         2000     1999
------------------------------------------------------------  ------   ------
Net income..................................................  $8,678   $7,568
Interest expense............................................  $1,648   $1,162
Depreciation and amortization (real estate related).........  $3,023   $3,506

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

     - $1.68 per annum per Unit

     - 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit

     - 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit

     - 8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and borrowings under its credit facilities. The Company also expects that its unsecured credit facilities will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at March 31, 2000 and December 31, 1999, including a net unamortized premium on mortgage debt of $11,204 and $10,574, respectively, and a net unamortized (discount)/premium on unsecured notes of $(583) and $47, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain of the Company's acquisitions and the issuance of unsecured notes.

                                                              MARCH 31,     DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                        2000           1999
------------------------------------------------------------  ----------    ------------
DEBT SUMMARY:
BALANCE
  Fixed rate................................................  $5,642,884     $5,272,608
  Variable rate.............................................     319,900        579,310
                                                              ----------     ----------
          Total.............................................  $5,962,784     $5,851,918
                                                              ==========     ==========
PERCENT OF TOTAL DEBT:
  Fixed rate................................................        94.6%          90.1%
  Variable rate.............................................         5.4%           9.9%
                                                              ----------     ----------
          Total.............................................       100.0%         100.0%
                                                              ==========     ==========
EFFECTIVE INTEREST RATE AT END OF PERIOD:
  Fixed rate................................................         7.3%           7.1%
  Variable rate.............................................         7.2%           7.4%
                                                              ----------     ----------
          Effective interest rate...........................         7.3%           7.2%
                                                              ==========     ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on various spreads over LIBOR.

MORTGAGE FINANCING

     As of March 31, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $279.9 million) consisted of approximately $1.5 billion of fixed rate debt with a weighted average interest rate of approximately 7.6% and $87.9 million of variable rate debt based on various spreads over LIBOR or the prime rate. The Company's mortgage debt at March 31, 2000 will mature as follows:

                          Dollars in thousands
-------------------------------------------------------------------------
2000........................................................   $   18,812
2001........................................................      200,194
2002........................................................       73,151
2003........................................................      184,454
2004........................................................      223,933
Thereafter..................................................      864,619
                                                               ----------
Subtotal....................................................    1,565,163
Net premium (net of accumulated amortization of $1.6
  million)..................................................       11,204
                                                               ----------
          Total.............................................   $1,576,367
                                                               ==========

     The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

CREDIT FACILITIES

  Lines of Credit

     The Company has the ability to draw on two unsecured credit facilities for various purposes, the $1.0 Billion Credit Facility and the Chase Facility.

     - The $1.0 Billion Credit Facility matures on May 29, 2001. The interest rate is based on the Company's investment-grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee (based on the aggregate amount of the facility) equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the facility. As of May 9, 2000 and March 31, 2000, there was approximately $253.0 million and $132.0 million outstanding on the facility, respectively.

     - In May 2000, the $1.0 Billion Credit Facility was amended. Upon closing of the Cornerstone Merger the facility will be converted to a term loan to mature on May 29, 2001. If the Cornerstone Merger does not close, the existing facility will terminate. In addition, a new $1.0 billion credit facility was agreed upon maturing on May 12, 2003, with an option to extend the maturity date for one additional year for an extension fee of .25% of the facility amount. The interest rate base and facility fees remain the same as the existing facility. Upon closing of the Cornerstone Merger the new facility will supersede the existing facility.

     - In January 2000, the Company obtained an additional unsecured borrowing facility from the Chase Manhattan Bank (the "Chase Facility") for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 31, 2000, the Company owed $100 million under this facility at a weighted average rate of 6.3%. The note was repaid on April 10, 2000.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes as of March 31, 2000:

TRANCHE                                            AMOUNT      STATED RATE   EFFECTIVE RATE(1)
-------                                          -----------   -----------   -----------------
                                                 (Dollars in
                                                 thousands)
3 Year Notes due 2002..........................  $  200,000        6.4%             6.6%
4 Year MOPPRS due 2002(2)......................     250,000        6.4%             6.3%
5 Year Notes due 2003..........................     300,000        6.4%             6.8%
5 Year Notes due 2004..........................     300,000        6.5%             6.7%
6 Year Notes due 2004..........................     250,000        6.5%             6.7%
7 Year Notes due 2004..........................      30,000        7.2%             7.3%
7 Year Notes due 2005..........................     400,000        6.6%             7.0%
8 Year Notes due 2005..........................      50,000        7.4%             7.7%
6 Year Notes due 2006(3).......................     500,000        8.4%             8.6%
9 Year Notes due 2006..........................      50,000        7.4%             7.7%
9 Year Notes due 2007..........................     300,000        6.8%             6.8%
10 Year Notes due 2007.........................      50,000        7.4%             7.7%
10 Year Notes due 2008.........................     300,000        6.8%             7.0%
10 Year Notes due 2009.........................     500,000        6.8%             6.9%
20 Year Notes due 2018.........................     250,000        7.3%             7.6%
30 Year Notes due 2028.........................     225,000        7.3%             7.3%
30 Year Notes due 2029.........................     200,000        7.5%             7.6%
                                                 ----------        ---              ---
          Subtotal.............................   4,155,000        7.0%             7.2%
                                                                   ===              ===
          Net discount (net of accumulated
            amortization of $.1 million).......        (583)
                                                 ----------
          Total................................  $4,154,417
                                                 ==========

---------------

(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

(3) On March 21, 2000 the Company issued the $500 million Notes due March 15, 2006. The net proceeds after discount, offering expenses and a terminated treasury lock agreement were approximately $493.5 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility.

     The Company previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $1.7 billion of unsecured notes under this registration statement.

  Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of the Trust's Common Shares and the Company's Units during 2000 is as follows:

                                                       COMMON SHARES     UNITS         TOTAL
                                                       -------------   ----------   -----------
Balance at January 1, 2000...........................   251,582,434    34,203,912   285,786,346
  Units redeemed for Common Shares...................       889,300      (889,300)           --
  Additional Units issued for Palo Alto acquisition
     in 1999.........................................            --         1,713         1,713
  Units converted to cash............................            --      (152,919)     (152,919)
  Repurchases(a).....................................    (4,742,500)           --    (4,742,500)
  Restricted Shares issued/cancelled, net............       528,700            --       528,700
  Share options exercised............................        71,198            --        71,198
                                                        -----------    ----------   -----------
Balance at March 31, 2000............................   248,329,132    33,163,406   281,492,538
                                                        ===========    ==========   ===========

---------------

(a) As part of the Trust's share repurchase plan, 4,742,500 Common Shares were repurchased and retired along with a corresponding number of Units in January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate, including commissions of approximately $.2 million. The Trust's share repurchase plan was suspended in February 2000 in anticipation of the Cornerstone Merger.

INVESTMENTS IN SECURITIES

     The Company owns equity interests in several companies that provide communication and other services to tenants. The equity interests are in the form of common stock and vested and unvested warrants to acquire common stock. Below is a summary of these investments as of March 31, 2000:

                                     SQUARE FEET
                                      ASSIGNED        SHARES        VESTED         MARKET        CAPITAL
COMPANY                             (IN MILLIONS)   RECEIVED(C)   WARRANTS(C)   VALUE/BALANCE   INVESTMENT
-------                             -------------   -----------   -----------   -------------   ----------
                                                                                  (Dollars in thousands)
Allied Riser Corporation..........       76            624,393     1,411,596       $69,779        $2,000
Broadband Office..................       55          2,391,180            --         1,300            --
Captivate(a)......................       14                 --       360,000         1,200            --
OnSite(b).........................       22                 --            --            --            --
                                                     ---------     ---------       -------        ------
          Total...................                   3,015,573     1,771,596       $72,279        $2,000
                                                     =========     =========       =======        ======

---------------

(a) The amounts in the table reflect the Company's agreement with Captivate as of March 31, 2000. In April 2000, the Company entered into a new agreement with Captivate whereby the Company would allow Captivate access to approximately 60 million square feet of office space in return for approximately 2.1 million common stock warrants. In addition, the Company invested approximate $8.0 million for approximately 1.9 million Series C and D preferred shares of Captivate.

(b) The Company entered into an agreement with OnSite Access, Inc. ("OnSite"), a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for allowing OnSite access to the Office Properties, OnSite will grant the Company warrants to acquire common shares of OnSite for $2.36 per share. Although OnSite in not currently a public Company, it has filed a registration statement with the SEC to register the issuance of its common shares and its expected to become a reporting company under the Securities Exchange Act of 1934.

(c) Shares received and vested warrants include amounts allocable to joint venture partners.

CORNERSTONE MERGER

     On February 11, 2000, the Trust, the Company, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement, where Cornerstone will merge with and into the Trust and Cornerstone Partnership will merge with and into the Company (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion, including the assumption of approximately $1.9 billion in liabilities, the payment of $1.1 billion in cash and the issuance of approximately 62.8 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash or 0.7009 of the Trust's Common Shares based on a prevailing transaction price of $25.68125 per Common Share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash plus any accrued but unpaid dividends. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining an additional line of credit, amending the existing line of credit or issuing unsecured notes.

     The Cornerstone Merger is expected to be completed in the second quarter of 2000 and is subject to the approval of the shareholders of the Company and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 82 office properties in the U.S. totaling approximately 18.0 million square feet, and has an additional $855 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 376 office properties consisting of approximately 95.0 million square feet.

MARKET RISK

     Since December 31, 1999, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999, except as provided below:

     The Company has several investments in marketable securities. If the market price of these securities increases or decreases by 10%, the Company's investment in the securities would increase or decrease by approximately $10.2 million. The change in market price would also be reflected as a corresponding adjustment to accumulated other comprehensive income. There will be no impact on earnings or cash flows of the Company from market price fluctuations unless the Company disposes of its investments.

     These amounts were determined by considering the impact of hypothetical equity prices on the Company's financial statements. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company's financial structure.

CAPITAL IMPROVEMENTS

     The Company considers capital improvements and revenue enhancing tenant improvements when a property is acquired in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the following two years, are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the three months ended March 31, 2000 were approximately $8.7 million or $0.11 per square foot. These amounts exclude capital and tenant improvements of approximately $18.5 million for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the three months ended March 31, 2000. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

Number of Office Properties.................................     294
Rentable square feet (in millions)..........................    77.0
Capital expenditures per square foot........................   $0.01

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e. required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the three months ended March 31, 2000. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                              FOR THE THREE MONTHS ENDED
                   (DOLLARS IN THOUSANDS)                         MARCH 31, 2000(1)
------------------------------------------------------------  --------------------------
Number of Office Properties.................................               294
Rentable square feet (in millions)..........................              77.0
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................           $29,330
  Per square foot improved..................................           $ 43.75
  Per total square foot (annualized)........................           $  1.52
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................           $10,893
  Per square foot improved..................................           $  5.74
  Per total square foot (annualized)........................           $  0.57
Retenanted space:
  Amounts (in thousands)....................................           $18,786
  Per square foot improved..................................           $ 14.06
  Per total square foot (annualized)........................           $  0.98
                                                                       -------
Total non-revenue enhancing (in thousands)..................           $29,679
Per square foot improved....................................           $  9.18
Per total square foot (annualized)..........................           $  1.55

---------------

(1) The per square foot calculations as of March 31, 2000 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the three months ended March 31, 2000, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of March 31, 2000 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                       (Dollars in millions)
-------------------------------------------------------------------
Revenue enhancing...........................................  $ 9.2
Non-revenue enhancing renewal...............................  $ 5.2
Non-revenue enhancing retenanted............................  $17.1

DEVELOPMENTS

     The Company currently owns several Properties in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the line of credit. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. The Properties under development as of March 31, 2000 are as follows:

                                                                                                                 TOTAL
                                                 ESTIMATED PLACE IN   PERCENT                                  ESTIMATED
         PROPERTY                LOCATION         SERVICE DATE(A)     LEASED    SQUARE FEET   COSTS INCURRED   COSTS(A)
         --------            -----------------   ------------------   -------   -----------   --------------   ---------
                                                                                                (Dollars in thousands)
WHOLLY-OWNED
Riverside Center             Newton, MA              2Q/2000            93%        494,710       $ 83,974      $112,000
150 California               San Francisco, CA       2Q/2000            83%        201,554         48,300        66,000
                                                                        ---      ---------       --------      --------
                                                                        90%        696,264        132,274       178,000
TAKE-OUT PROJECT
World Trade Center(b)        Seattle, WA             3Q/2000           100%        186,787            164        39,000
JOINT VENTURE
Three Bellevue Center(c)     Bellevue, WA            2Q/2000            79%        471,635         45,600        72,000
                                                                        ---      ---------       --------      --------
        Grand Total/Weighted Average                                    88%      1,354,686       $178,038      $289,000
                                                                        ===      =========       ========      ========

BALANCE SHEET RECONCILIATION:                                  COST INCURRED
-----------------------------                                  -------------
Wholly-Owned Developments...................................     $132,274
Take Out Project............................................          164
Leasing Commissions(d)......................................       (1,400)
                                                                 --------
          Developments in process...........................     $131,038
                                                                 ========
UNFUNDED DEVELOPMENT COSTS:
Total Estimated Costs.......................................     $289,000
Less: Costs Incurred........................................     (178,038)
Less: Costs to be Funded by Development Loan................      (24,900)
                                                                 --------
          Unfunded Development Costs........................     $ 86,062
                                                                 ========

---------------

(a) The Estimated Place in Service Date represents the date the certificate of occupancy has been or is anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period. The Total Estimated Costs include amounts attributable to tenanting the Property.

(b) The Company is expected to acquire the property upon full occupancy in August 2000. This transaction is contingent upon certain terms and conditions as set forth in its purchase agreement. There can be no assurance that this transaction will be consummated as described above.

(c) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of a development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which approximately $60 million will be funded by the development loan. The Company's share of the development loan outstanding as of March 31, 2000 is approximately $23.1 million.

(d) Deferred leasing costs are classified separately on the Company's balance sheet.

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

     The following table reflects the calculation of the Company's Funds from Operations for the three months ended March 31, 2000 and 1999 on an historical basis:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
(DOLLARS IN THOUSANDS)                                          2000       1999
------------------------------------------------------------  --------   --------
Income before allocation to minority interests, income from
  investment
  in unconsolidated joint ventures, net gain on sales of
  real estate and extraordinary items.......................  $101,679   $100,284
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned
     properties.............................................      (553)      (545)
  Income from investment in unconsolidated joint ventures...    11,374      1,835
  Depreciation and amortization (real estate related).......    94,786     89,088
  Put option settlement.....................................    (1,030)        --
  Preferred distributions...................................   (10,697)   (10,881)
                                                              --------   --------
Funds from Operations(1)....................................   195,559    179,781
  Less deferred rental revenue..............................   (12,707)   (16,540)
  Plus deferred rental expense..............................       501        653
                                                              --------   --------
Adjusted Funds from Operations..............................  $183,353   $163,894
                                                              ========   ========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $109,489   $102,912
  Investing Activities......................................   (65,929)  (153,933)
  Financing Activities......................................   (29,522)    25,907
Ratio of earnings to combined fixed charges and preferred
  share distributions.......................................       1.8        1.7

---------------

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of FFO to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. In accordance with this NAREIT Bulletin, the Company will no longer adjust for the amortization of discounts and premiums on mortgages when calculating FFO. Accordingly, the Company restated the prior period data for comparative purposes. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk section.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit: (27) Financial Data Schedule

     (b) Report on Form 8-K:

          (1) A report on Form 8-K, dated February 11, 2000 containing Item 5 and Item 7.

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

                                        EOP OPERATING LIMITED PARTNERSHIP

                                        By: EQUITY OFFICE PROPERTIES TRUST
                                           its general partner

Date: May 15, 2000                      By:      /s/ STANLEY M. STEVENS
                                           -------------------------------------
                                                    Stanley M. Stevens
                                                 Executive Vice President,
                                             Chief Legal Counsel and Secretary

Date: May 15, 2000                      By:      /s/ RICHARD D. KINCAID
                                           -------------------------------------
                                                    Richard D. Kincaid
                                                 Executive Vice President,
                                                  Chief Financial Officer