Form 10-Q
period 2000-06-30
EOP OPERATING LTD PARTNERSHIP
filed 2000-08-14
CIK 1043866

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

On August 9, 2000, 347,337,277 of the registrant's Units were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                     2000           1999
------------------------------------------------------------  -----------   ------------
                                                              (UNAUDITED)
ASSETS:
  Investment in real estate.................................  $17,287,478   $12,847,389
  Developments in process...................................       87,192       229,225
  Land available for development............................       94,194       125,926
  Accumulated depreciation..................................     (768,527)     (630,387)
                                                              -----------   -----------
    Investment in real estate, net of accumulated
     depreciation...........................................   16,700,337    12,572,153
  Cash and cash equivalents.................................       82,354         2,338
  Tenant and other receivables (net of allowance for
    doubtful accounts of $3,852 and $1,244, respectively)...       52,424        54,497
  Deferred rent receivable..................................      165,016       138,697
  Escrow deposits and restricted cash.......................      173,002        19,754
  Investment in unconsolidated joint ventures...............      946,966       865,863
  Deferred financing costs (net of accumulated amortization
    of $19,568 and $14,863, respectively)...................       65,012        55,196
  Deferred leasing costs (net of accumulated amortization of
    $31,298 and $22,461, respectively)......................      124,314        97,743
  Prepaid expenses and other assets (net of discount on note
    receivable of $64,152 and $62,393 respectively).........      350,683       239,817
                                                              -----------   -----------
         Total Assets.......................................  $18,660,108   $14,046,058
                                                              ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net (discount)/premium of
    $(20,383) and $10,574, respectively)....................  $ 2,986,676   $ 1,743,871
  Unsecured notes (including a net (discount)/premium of
    $(508) and $47, respectively)...........................    4,154,492     3,655,047
  Lines of credit...........................................    1,452,000       453,000
  Accounts payable and accrued expenses.....................      374,077       318,003
  Dividend/distribution payable.............................      148,762         5,446
  Other liabilities.........................................      227,055       161,164
                                                              -----------   -----------
         Total Liabilities..................................    9,343,062     6,336,531
                                                              -----------   -----------
  Commitments and contingencies
  Minority Interests-partially owned properties.............      201,324        39,027
                                                              -----------   -----------
  Partners' Capital:
    Preferred Units:
      8.98% Series A Cumulative Redeemable Preferred Units,
       liquidation preference $25.00 per unit, 7,994,000 and
       8,000,000 issued and outstanding, respectively.......      199,850       200,000
      5.25% Series B Convertible, Cumulative Redeemable
       Preferred Units, liquidation preference $50.00 per
       unit, 6,000,000 issued and outstanding...............      300,000       300,000
      8.625% Series C Cumulative Redeemable Preferred Units,
       liquidation preference $25.00 per unit, 4,562,900 and
       4,600,000 issued and outstanding, respectively.......      114,073       115,000
    General Partner's Capital...............................       70,542        58,381
    Limited Partners' Capital...............................    8,439,803     6,986,181
    Accumulated other comprehensive income..................       (8,546)       10,938
                                                              -----------   -----------
         Total Partners' Capital............................    9,115,722     7,670,500
                                                              -----------   -----------
         Total Liabilities and Partners' Capital............  $18,660,108   $14,046,058
                                                              ===========   ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                          -----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                    2000               1999
--------------------------------------------------------  ----------------   ----------------
REVENUES:
  Rental................................................    $    379,115       $    372,171
  Tenant reimbursements.................................          68,982             69,468
  Parking...............................................          26,398             28,663
  Other.................................................          11,233              6,886
  Fee income............................................           2,507              2,045
  Interest / dividends..................................           8,617              2,046
                                                            ------------       ------------
           Total revenues...............................         496,852            481,279
                                                            ------------       ------------
EXPENSES:
  Interest:
     Expense incurred...................................         111,303            102,920
     Amortization of deferred financing costs...........           1,101              1,426
  Depreciation..........................................          84,397             83,626
  Amortization..........................................           5,153              3,117
  Real estate taxes.....................................          59,930             62,237
  Insurance.............................................           2,711              2,359
  Repairs and maintenance...............................          53,105             50,463
  Property operating....................................          49,715             48,333
  Ground rent...........................................           2,438              1,548
  General and administrative............................          22,089             20,714
                                                            ------------       ------------
           Total expenses...............................         391,942            376,743
                                                            ------------       ------------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items.................................................         104,910            104,536
Minority Interests -- partially owned properties........          (1,931)              (353)
Income from investment in unconsolidated joint
  ventures..............................................          13,389              3,215
Net gain on sales of real estate........................          36,998              8,085
                                                            ------------       ------------
Income before extraordinary items.......................         153,366            115,483
Extraordinary items.....................................            (264)            (7,135)
                                                            ------------       ------------
Net income..............................................         153,102            108,348
Put option settlement...................................          (1,031)                --
Preferred distributions.................................         (10,883)           (10,907)
                                                            ------------       ------------
Net income available for Units..........................    $    141,188       $     97,441
                                                            ============       ============
Net income available per weighted average Unit
  outstanding -- Basic..................................    $       0.49       $       0.34
                                                            ============       ============
Weighted average Units outstanding -- Basic.............     288,805,951        288,598,492
                                                            ============       ============
Net income available per weighted average Unit and unit
  equivalent outstanding -- Diluted.....................    $       0.48       $       0.33
                                                            ============       ============
Weighted average Units and unit equivalents
  outstanding -- Diluted................................     291,674,501        290,946,853
                                                            ============       ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                   2000              1999
--------------------------------------------------------  ---------------   ---------------
REVENUES:
  Rental................................................   $    737,481      $    741,310
  Tenant reimbursements.................................        131,965           137,627
  Parking...............................................         53,129            56,122
  Other.................................................         24,089            12,360
  Fee income............................................          4,742             3,907
  Interest / dividends..................................         14,321             5,087
                                                           ------------      ------------
           Total revenues...............................        965,727           956,413
                                                           ------------      ------------
EXPENSES:
  Interest:
     Expense incurred...................................        211,835           207,400
     Amortization of deferred financing costs...........          2,478             2,172
  Depreciation..........................................        168,286           166,538
  Amortization..........................................          9,539             6,018
  Real estate taxes.....................................        117,840           124,038
  Insurance.............................................          5,451             4,681
  Repairs and maintenance...............................        101,004           101,847
  Property operating....................................         96,503            96,541
  Ground rent...........................................          4,462             3,394
  General and administrative............................         41,740            38,964
                                                           ------------      ------------
           Total expenses...............................        759,138           751,593
                                                           ------------      ------------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items.................................................        206,589           204,820
Minority Interests -- partially owned properties........         (2,484)             (898)
Income from investment in unconsolidated joint
  ventures..............................................         24,763             5,050
Net gain on sales of real estate........................         40,860             8,085
                                                           ------------      ------------
Income before extraordinary items.......................        269,728           217,057
Extraordinary items.....................................           (875)          (10,318)
                                                           ------------      ------------
Net income..............................................        268,853           206,739
Put option settlement...................................         (2,061)               --
Preferred distributions, net............................        (21,580)          (21,788)
                                                           ------------      ------------
Net income available for Units..........................   $    245,212      $    184,951
                                                           ============      ============
Net income available per weighted average Unit
  outstanding -- Basic..................................   $       0.86      $       0.64
                                                           ============      ============
Weighted average Units outstanding -- Basic.............    285,093,297       288,576,797
                                                           ============      ============
Net income available per weighted average Unit and unit
  equivalent outstanding -- Diluted.....................   $       0.85      $       0.64
                                                           ============      ============
Weighted average Units and unit equivalents
  outstanding -- Diluted................................    287,924,827       291,190,435
                                                           ============      ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                                        ENDED JUNE 30,               JUNE 30,
                                                     ---------------------   -------------------------
(DOLLARS IN THOUSANDS)                                 2000        1999         2000          1999
---------------------------------------------------  ---------   ---------   -----------   -----------
Net income.........................................  $153,102    $108,348     $268,853      $206,739
Other comprehensive income:
  Unrealized holding losses arising during the
     period........................................   (46,117)         --      (18,577)           --
  Less: reclassification adjustment for the
     transfer of 250,000 shares of Cornerstone
     common stock to merger acquisition cost.......      (907)         --         (907)           --
                                                     --------    --------     --------      --------
Comprehensive income...............................  $106,078    $108,348     $249,369      $206,739
                                                     ========    ========     ========      ========

                             See accompanying notes

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                              -------------------------
(DOLLARS IN THOUSANDS)                                           2000          1999
------------------------------------------------------------  -----------   -----------
OPERATING ACTIVITIES:
 Net income before put option settlement and preferred
   distributions, net.......................................  $   268,853   $   206,739
 Adjustments to reconcile net income before put option
   settlement and preferred distributions, net, to net cash
   provided by operating activities:
   Depreciation and amortization............................      180,303       174,728
   Amortization of premiums/discounts on unsecured notes and
     terminated interest rate protection agreements.........        1,970         1,825
   Amortization of deferred revenue included in other
     income.................................................       (2,166)           --
   Compensation related to restricted shares issued to
     employees by the Trust.................................        3,724         2,452
   Income from unconsolidated joint ventures................      (24,763)       (5,050)
   Net gain on sales of real estate.........................      (40,860)       (8,085)
   Extraordinary items......................................          875        10,318
   Provision for doubtful accounts..........................          494           565
   Allocation to minority interests.........................        2,484           898
   Changes in assets and liabilities:
     Decrease (increase) in rents receivable................        9,738        (4,767)
     (Increase) in deferred rent receivables................      (26,319)      (30,985)
     (Increase) decrease in prepaid expenses and other
      assets................................................         (961)       13,422
     (Decrease) in accounts payable and accrued expenses....       (4,264)      (26,398)
     Increase in due to affiliates..........................           --           192
     Increase in other liabilities..........................        9,350         4,869
                                                              -----------   -----------
       Net cash provided by operating activities............      378,458       340,723
                                                              -----------   -----------
INVESTING ACTIVITIES:
 Property acquisitions......................................      (19,508)     (119,655)
 Acquisition of Cornerstone Properties......................   (1,158,742)           --
 Property dispositions......................................      309,049            --
 Payments for capital and tenant improvements...............     (113,002)      (93,787)
 Payments of disposition costs for sales of real estate.....           --        (1,349)
 Distributions from unconsolidated joint ventures...........      124,601         7,707
 Investments in unconsolidated joint ventures...............       (8,206)      (20,286)
 Payments of lease acquisition costs........................      (34,497)      (17,882)
 Investment in securities...................................      (83,047)           --
 Investment in notes receivable.............................       (1,000)           --
 (Increase) decrease in escrow deposits and restricted
   cash.....................................................       (8,738)        4,474
                                                              -----------   -----------
       Net cash (used for) investing activities.............     (993,090)     (240,778)
                                                              -----------   -----------
FINANCING ACTIVITIES:
 Repurchase of Units........................................     (119,633)           --
 Proceeds from exercise of share options....................       26,615         1,796
 Redemption of Units for cash...............................       (3,780)           --
 Distributions to unitholders...............................     (120,381)     (108,379)
 Payment of preferred distributions.........................      (21,767)      (22,007)
 Repurchase of preferred units, including transaction
   costs....................................................         (890)           --
 Payment of offering costs..................................           (4)         (558)
 Distributions to minority interest in partially owned
   properties...............................................       (5,696)         (144)
 Proceeds from mortgage debt................................      190,000         3,374
 Proceeds from unsecured notes..............................      499,320     1,195,587
 Proceeds from lines of credit..............................    3,031,800       482,700
 Principal payments on mortgage debt........................     (318,047)     (507,870)
 Principal payments on lines of credit......................   (2,448,341)   (1,150,700)
 Payments of loan costs.....................................      (14,548)      (11,341)
 Prepayment penalties on early extinguishment of debt.......           --       (13,566)
                                                              -----------   -----------
       Net cash provided by (used for) financing
       activities...........................................      694,648      (131,108)
                                                              -----------   -----------
 Net increase (decrease) in cash and cash equivalents.......       80,016       (31,163)
 Cash and cash equivalents at the beginning of the period...        2,338        67,080
                                                              -----------   -----------
 Cash and cash equivalents at the end of the period.........  $    82,354   $    35,917
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION:
 Interest paid during the period, including capitalized
   interest of $8,417 and $7,415, respectively..............  $   200,054   $   187,859
                                                              ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Mortgage loans and line of credit assumed through
   Cornerstone Merger.......................................  $ 1,720,449   $        --
                                                              ===========   ===========
 Net liabilities assumed through Cornerstone Merger.........  $    34,507   $        --
                                                              ===========   ===========
 Minority interests in partially owned properties assumed
   through Cornerstone Merger...............................  $   165,154   $        --
                                                              ===========   ===========
 Units and options issued through Cornerstone Merger........  $ 1,577,260   $        --
                                                              ===========   ===========
 Escrow deposits used for property acquisitions.............  $     8,138   $   120,798
                                                              ===========   ===========
 Escrow deposits provided by property dispositions..........  $  (145,001)  $   (95,956)
                                                              ===========   ===========
 Mortgage loan assumed through property acquisition.........  $    65,661   $        --
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

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means EOP Operating Limited Partnership, a Delaware limited partnership. The Company is a subsidiary of Equity Office Properties Trust (the "Trust") which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the Consolidation. The Trust completed its IPO on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Trust's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the general partner of the Company. The Trust elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of June 30, 2000, the Company owned or had an interest in 381 office properties (the "Office Properties") containing approximately 97.3 million rentable square feet of office space and owned nine stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 14,244 parking spaces. The weighted average occupancy of the Office Properties at June 30, 2000 was approximately 94.1%. The Office Properties are located in 104 submarkets in 38 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in CBDs and 50% in suburban markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements represent the financial condition and results of the Company and its subsidiaries.

     The Cornerstone Merger (as defined in Note 3) was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No.16. The fair value of the consideration given by the Company in the Cornerstone Merger was used as the valuation basis for the merger. The assets acquired and the liabilities assumed of Cornerstone were recorded at their relative fair values as of June 19, 2000 (the "Cornerstone Closing Date"). The results of operations of the Cornerstone properties for the period from the Cornerstone Closing Date through June 30, 2000 are included in the Company's consolidated statements of operations.

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

                                  (UNAUDITED)

  Unaudited Interim Statements

     The consolidated financial statements of the Company as of and for the three and six months ended June 30, 2000 and 1999 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

  Reclassifications

     Certain reclassifications have been made to the previously reported 1999 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 results or partners' capital.

NOTE 3 -- CORNERSTONE MERGER

     On June 19, 2000, the Trust, the Company, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") consummated the merger of Cornerstone with and into the Trust and Cornerstone Partnership with and into the Company (the "Cornerstone Merger") at a cost of approximately $4.5 billion. The purchase price consisted of:

          (i) the Trust's issuance of approximately 51.3 million Common Shares valued at $24.68 per share and the issuance of stock options for a total of approximately $1,271.3 million, of which the Company issued a corresponding number of Units to the Trust on a one-for-one basis;

          (ii) the Company's issuance of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;

          (iii) the cash redemption of approximately 58.6 million Cornerstone common shares valued at $18.00 per share for a total of approximately $1,053.9 million;

          (iv) the cash redemption of approximately 3.0 million Cornerstone preferred shares valued at $18.00 per share for a total of approximately $57.6 million, plus accrued but unpaid dividends;

          (v) the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;

          (vi) the payment of merger costs of approximately $72.1 million; and

          (vii) the assumption of net liabilities of approximately $9.6 million.

     The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the $1.0 Billion Credit Facility and a new revolving credit facility. Concurrently with the Cornerstone Merger, the Company borrowed $1.0 billion from the $1.0 Billion Credit Facility and amended the facility into a term loan (the "Term Loan"). The Term Loan bears interest at LIBOR plus 80 basis points and matures on May 29, 2001. If the Company obtains net proceeds from the disposition of a Property (excluding proceeds from a tax deferred property disposition), the issuance of unsecured notes or the issuance of Units, the net proceeds must be used to repay any amounts outstanding under the Term Loan up to the then current unpaid balance of the Term Loan.

     The remaining cash consideration in the Cornerstone Merger was funded from a new $1.0 billion revolving credit facility obtained at the time of the merger (the "Line of Credit"). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also a facility fee of $2.0 million per annum on the Line of Credit payable quarterly. In addition, the Company assumed interest rate protection agreements in the notional amount of $250 million effectively converting a portion of the Line

                                  (UNAUDITED)

of Credit to a fixed-blended interest rate of 4.6%. The interest rate protection agreements terminate in December 2000 and January 2001.

     As a result of the Cornerstone Merger, the Company acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space. In addition, in connection with the merger, the Board of Trustees of the Trust was increased from 11 to 14 members. The new members are William Wilson III, formerly chairman of the board of Cornerstone, John S. Moody, formerly president and chief executive officer of Cornerstone, and Jan H.W.R. van der Vlist, director of real estate for Stichting Pensioenfonds voor de Gezondheid, Gaestelijke en Meatshappelljke Belangen.

NOTE 4 -- ACQUISITIONS

     On April 10, 2000, the Company acquired the remaining 30% interest in Metropoint II for approximately $8.3 million in cash. Metropoint II was a development project which was completed in May 1999. The Office Property consists of approximately 150,181 square feet and is located in Denver, Colorado.

     On June 30, 2000, the Company acquired the remaining 20% interest in Sunset North Corporate Campus from Wright Runstad Associates Limited Partnership ("WRALP"), an affiliate of the Company, for approximately $14.9 million in cash. Upon acquisition of the property, the Company assumed and immediately repaid a $65.7 million mortgage note secured by the property. Sunset North Corporate Campus was a development project which was completed in December 1999. The project consists of three Office Properties containing approximately 460,629 square feet and is located in Bellevue, Washington.

     Prior to the acquisition of the remaining interests in Metropoint II and Sunset North Corporate Campus, the Company accounted for its interest in these properties under the equity method of accounting and classified its net equity investment as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income from investment in unconsolidated joint ventures was reflected in the consolidated statements of operations. Upon the acquisition of the remaining interest in the Properties, the Company consolidated the financial condition and results of operations of Metropoint II and Sunset North Corporate Campus.

     On May 23, 2000, the Company acquired a vacant parcel of land located in Fairfax, Virginia, for approximately $8.1 million in cash from an unaffiliated party.

NOTE 5 -- DISPOSITIONS

     On May 17, 2000, the Company disposed of 11 parking facilities containing 6,992 parking spaces for approximately $180 million in cash to an unaffiliated party. The parking facilities disposed of were 1111 Sansom St., 15th and Sansom St., 1602-34 Chancellor, 1616 Sansom St., Boston Harbor, Capitol Commons, Forbes and Allies, Juniper/Locust, Milwaukee Center, and Riverfront/Stanwix. The sale resulted in a gain of approximately $23.9 million.

     On June 2, 2000, the Company entered into a joint venture agreement with an unaffiliated party and sold a 49.9% interest in Bank of America Tower for approximately $209.6 million resulting in a gain on sale of approximately $13.1 million. The property consists of approximately 1,537,932 square feet and is located in Seattle, Washington. Prior to the sale, the Company consolidated the financial condition and results of operations of the property. Upon the sale, the Company retained a 50.1% equity interest in the property and shares equally in the control of operations and major decisions of the property. Therefore, the Company accounts for its interest under the equity method of accounting and classifies its net equity investment of approximately $106.0 million as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income is reflected in the consolidated statement of operations as income from investment in unconsolidated joint ventures. At close, the joint venture obtained a $195 million mortgage

                                  (UNAUDITED)

secured by the property. The note bears interest at LIBOR plus 1.15% and matures on December 14, 2004. As a condition of the mortgage, the joint venture purchased a 7.85% LIBOR based interest rate cap, thereby capping the effective interest rate on the mortgage at 9.0% for three years.

     On June 30, 2000, the Company disposed of Park Plaza, which was acquired in connection with the Cornerstone Merger, to an unaffiliated party for approximately $17.5 million in cash. The 87,040 square foot office property is located in Pleasanton, California. There was no gain or loss on the sale of the property.

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, a management company and a company that provides fully-furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                               JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                           2000          1999
------------------------------------------------------------  ----------   ------------
Balance Sheets:
  Real estate, net..........................................  $2,120,041    $1,719,417
  Other assets..............................................     124,354       106,211
                                                              ----------    ----------
          Total Assets......................................  $2,244,395    $1,825,628
                                                              ==========    ==========
  Mortgage debt.............................................  $  752,792    $  559,344
  Other liabilities.........................................      61,916        58,793
  Partners' and shareholders' equity........................   1,429,687     1,207,491
                                                              ----------    ----------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................  $2,244,395    $1,825,628
                                                              ==========    ==========
Company's share of equity...................................  $  796,135    $  696,502
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of
  $14,235 and $11,679,
  respectively..............................................     150,831       169,361
                                                              ----------    ----------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $  946,966    $  865,863
                                                              ==========    ==========
Company's share of unconsolidated mortgage debt.............  $  351,759    $  264,751
                                                              ==========    ==========

                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                        ---------------------   ------------------
(DOLLARS IN THOUSANDS)                                    2000        1999        2000      1999
------------------------------------------------------  ---------   ---------   --------   -------
Statements of Operations:
  Revenues............................................   $78,531     $26,593    $149,801   $51,976
                                                         -------     -------    --------   -------
  Expenses:
     Interest expense.................................    10,622       4,456      21,363     8,903
     Depreciation and amortization....................    13,348       4,536      25,420     8,639
     Operating expenses...............................    29,195       9,817      57,173    20,424
                                                         -------     -------    --------   -------
          Total expenses..............................    53,165      18,809     103,956    37,966
                                                         -------     -------    --------   -------
  Net income..........................................   $25,366     $ 7,784    $ 45,845   $14,010
                                                         =======     =======    ========   =======
Company's share of net income.........................   $13,389     $ 3,215    $ 24,763   $ 5,050
                                                         =======     =======    ========   =======
Company's share of interest expense...................   $ 4,833     $ 2,197    $  9,947   $ 4,397
                                                         =======     =======    ========   =======
Company's share of depreciation and amortization (real
  estate related).....................................   $ 8,584     $ 3,647    $ 15,843   $ 7,131
                                                         =======     =======    ========   =======

     During the three months ended June 30, 2000, the Company acquired the remaining interests in Metropoint II and Sunset North Corporate Campus, which were previously accounted for under the equity method of accounting (see Note 4 for additional disclosure). In addition, the Company acquired a 50% interest in One Post in connection with the Cornerstone Merger. The Company also sold a 49.9% interest in Bank of America Tower and accounts for its remaining investment under the equity method of accounting (see Note 5 for additional disclosure).

NOTE 7 -- INVESTMENTS IN SECURITIES

     On April 18, 2000, the Company entered into a new agreement with Captivate Network, Inc. ("Captivate") providing for the installation of Captivate's electronic media display video units within the elevator cabs of certain specified Office Properties. In return for allowing Captivate access to approximately 60.1 million square feet of office space, Captivate issued approximately 2.0 million stock purchase warrants to the Company (subject to adjustment). In addition, the Company invested approximately $8.0 million in Series C and Series D Preferred Shares of Captivate. The warrants were recorded at fair value as deferred revenue and are amortized to other revenue over the term of the licensing agreements. The Series C and Series D Preferred Shares were recorded at cost.

     On May 31, 2000, the Company invested approximately $75 million in Series A Convertible Cumulative Preferred Stock of HQ Global Workplaces, Inc. ("HQ") and obtained one seat on the Board of Directors of HQ. The Series A Convertible Cumulative Preferred Stock has an initial dividend rate of 13.5% per annum and increases by 50 basis points each year. The preferred stock is redeemable in 2004, matures in 2007, and may be converted to HQ common stock upon a qualifying merger or initial public offering of HQ. In addition, the preferred stock includes detachable warrants that are convertible into common shares.

     In connection with the investment, the Company and HQ entered into a joint venture agreement to own and develop full service business centers in the Office Properties. The Company and HQ will contribute approximately $5 million to the joint venture to fund the initial development of business centers. The Company's investment in the joint venture will be accounted for under the equity method of accounting.

                                  (UNAUDITED)

     In connection with the Cornerstone Merger (see Note 3), the Company acquired common stock and warrants in various companies as follows:

                                                          NUMBER OF COMMON/   NUMBER OF
COMPANY                                                   PREFERRED SHARES    WARRANTS
--------------------------------------------------------  -----------------   ---------
Allied Riser Communications ("ARC").....................       245,292         341,666
Broadband Office, Inc. ("BBO")..........................       110,846              --
Captivate...............................................       402,539         382,208
Cypress Communications ("Cypress")......................       828,947         794,280

     The common shares and warrants of the companies were valued as of the Cornerstone Merger date based on their respective fair values. A portion of the fair value of the common shares and warrants were also recorded to unearned revenue and are being amortized over the remaining term of the agreements the Company assumed from Cornerstone in the merger.

     The terms of the Company's investment in 50,000 shares of 8.25% Preferred Securities of Capital Trust was amended as follows:

     - 60% of the Company's investment, or approximately $30 million of the preferred securities the Company owns were amended as follows:

      - The coupon rate of 8.25% will remain fixed for two more years. Thereafter, the rate will increase to the greater of:

        a. 10%, increasing by 75 basis points per annum commencing October 1, 2004, or

        b. a rate equal to Capital Trust's then dividend per common share divided by $7.00;

      - The conversion price will decrease from $11.70 to $7.00 per share;

      - The common share equivalent will be fixed at 4,285,714 shares; and

      - The call date will be extended one year to September 30, 2004.

     - 40% of the Company's investment, or approximately $20 million of the preferred securities the Company owns were amended as follows:

      - The coupon rate of 8.25% will increase to 13.0% and remain fixed until October 1, 2004 when it will increase by 75 basis points per annum;

      - The conversion feature is eliminated; and

      - The preferred securities may be called at any time.

     - The co-investment right will be terminated.

NOTE 8 -- MORTGAGE DEBT

     The Company obtained a mortgage note secured by Park Avenue Tower and 850 Third Avenue in the amount of $190.0 million. The mortgage note matures in June 2010 and has a fixed interest rate of 8.47% per annum. The Company used the proceeds to pay down the Line of Credit.

NOTE 9 -- LINES OF CREDIT

     On April 10, 2000, the Company repaid the Chase Term Loan in the amount of $100 million with proceeds from the $1.0 Billion Credit Facility.

                                  (UNAUDITED)

     In connection with the Cornerstone Merger, the Company amended its existing $1.0 Billion Credit Facility and obtained a new $1.0 billion Line of Credit. See
Note 3 -- Cornerstone Merger for additional information.

NOTE 10 -- PARTNERS' CAPITAL

  Units

     The following table presents the changes in the Company's issued and outstanding Units since April 1, 2000:

OUTSTANDING AT MARCH 31, 2000...............................  281,492,538
Issued in Cornerstone Merger................................   63,673,616
Issued to the Trust related to Common Shares issued for
  share option exercises....................................    1,120,155
Restricted units issued/cancelled, net......................       16,100
                                                              -----------
OUTSTANDING AT JUNE 30, 2000................................  346,302,409
                                                              ===========

  Distributions

     The following table summarizes the distributions paid or declared to unitholders and preferred unitholders during the three months ended June 30, 2000:

                                                    DISTRIBUTION
                                                       AMOUNT        DATE PAID       RECORD DATE
                                                    ------------   --------------   -------------
Units.............................................   $     0.42     July 17, 2000   June 30, 2000
Series A Preferred Units..........................   $  0.56125     June 15, 2000    June 1, 2000
Series B Preferred Units..........................   $  0.65625      May 15, 2000     May 1, 2000
Series C Preferred Units..........................   $0.5390625     June 15, 2000    June 1, 2000

                                  (UNAUDITED)

NOTE 11 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                 FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                              ---------------------------   ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)      2000           1999           2000           1999
--------------------------------------------  ------------   ------------   ------------   ------------
NUMERATOR:
  Net income available for Units before net
     gain on sales of real estate and
     extraordinary items................      $    105,927   $     96,491   $    206,700   $    187,184
  Net gain on sales of real estate
     (excluding allocation to minority
     interests of $1,473 for the three and
     six months ended June 30, 2000)....            35,525          8,085         39,387          8,085
  Extraordinary items...................              (264)        (7,135)          (875)       (10,318)
                                              ------------   ------------   ------------   ------------
  Numerator for basic and diluted earnings
     per unit -- net income available for
     Units and unit equivalents.........      $    141,188   $     97,441   $    245,212   $    184,951
                                              ============   ============   ============   ============
DENOMINATOR:
  Denominator for basic earnings per
     Unit -- weighted average Units.....       288,805,951    288,598,492    285,093,297    288,576,797
  Effect of dilutive securities:
     Units issuable upon exercise of share
       options, put options and restricted
       stock............................         2,868,550      2,348,361      2,831,530      2,613,638
                                              ------------   ------------   ------------   ------------
  Denominator for diluted earnings per Unit
     and unit equivalent -- adjusted
     weighted average Units and unit
     equivalents........................       291,674,501    290,946,853    287,924,827    291,190,435
                                              ============   ============   ============   ============
BASIC EARNINGS AVAILABLE FOR UNITS PER
  WEIGHTED AVERAGE UNIT:
  Net income before net gain on sales of
     real estate and extraordinary items...   $       0.37   $       0.33   $       0.73   $       0.65
  Net gain on sales of real estate......              0.12           0.03           0.13           0.03
  Extraordinary items...................                --          (0.02)            --          (0.04)
                                              ------------   ------------   ------------   ------------
  Net income............................      $       0.49   $       0.34   $       0.86   $       0.64
                                              ============   ============   ============   ============
DILUTED EARNINGS AVAILABLE FOR UNITS AND
  UNIT EQUIVALENTS PER WEIGHTED AVERAGE
  UNITS AND UNIT EQUIVALENT:
  Net income before net gain on sales of
     real estate and extraordinary items...   $       0.36   $       0.33   $       0.71   $       0.64
  Net gain on sales of real estate......              0.12           0.03           0.14           0.03
  Extraordinary items...................                --          (0.03)            --          (0.03)
                                              ------------   ------------   ------------   ------------
  Net income............................      $       0.48   $       0.33   $       0.85   $       0.64
                                              ============   ============   ============   ============

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

     The following securities were not included in the computation of diluted earnings per unit since they would have an antidilutive effect:

                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                WEIGHTED AVERAGE   -----------------------   -----------------------
ANTIDILUTIVE SECURITIES          EXERCISE PRICE       2000         1999         2000         1999
------------------------------  ----------------   ----------   ----------   ----------   ----------
Share options.................      $30.020         3,387,660           --           --           --
Share options.................      $30.080                --    3,440,835           --           --
Share options.................      $29.920                --           --    3,412,451           --
Share options.................      $30.050                --           --           --    3,470,835
Series B Preferred Units......      $35.700         6,000,000    6,000,000    6,000,000    6,000,000
Warrants......................      $39.375         5,000,000    5,000,000    5,000,000    5,000,000
                                                   ----------   ----------   ----------   ----------
          Total...............                     14,387,660   14,440,835   14,412,451   14,470,835
                                                   ==========   ==========   ==========   ==========

     Upon exercise of the above antidilutive securities the Company would issue a corresponding number of Units to the Trust on a one-to-one basis.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 12 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant, by itself, is material to the Company's business. Information related to this segment for the three and six months ended June 30, 2000 and June 30, 1999 is set forth below:

                                                            FOR THE THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------
                                              JUNE 30, 2000                            JUNE 30, 1999
                                  --------------------------------------   -------------------------------------
                                    OFFICE      CORPORATE                    OFFICE     CORPORATE
(DOLLARS IN THOUSANDS)            PROPERTIES    AND OTHER   CONSOLIDATED   PROPERTIES   AND OTHER   CONSOLIDATED
--------------------------------  -----------   ---------   ------------   ----------   ---------   ------------
Property Operating Revenues.....  $   478,046   $  7,682    $   485,728    $ 468,216    $  8,972     $ 477,188
Property Operating Expenses.....     (162,872)    (2,589)      (165,461)    (161,337)     (2,055)     (163,392)
                                  -----------   --------    -----------    ---------    --------     ---------
  Net operating income..........      315,174      5,093        320,267      306,879       6,917       313,796
                                  -----------   --------    -----------    ---------    --------     ---------
Adjustments to arrive at net
  income:
  Other revenues................          454     10,670         11,124          461       3,630         4,091
  Interest expense(1)...........      (30,825)   (80,478)      (111,303)     (31,251)    (71,669)     (102,920)
  Depreciation and
    amortization................      (87,721)    (2,930)       (90,651)     (84,680)     (3,489)      (88,169)
  Ground rent...................       (2,432)        (6)        (2,438)      (1,536)        (12)       (1,548)
  General and administrative....         (613)   (21,476)       (22,089)        (289)    (20,425)      (20,714)
                                  -----------   --------    -----------    ---------    --------     ---------
  Total adjustments to arrive at
    net income..................     (121,137)   (94,220)      (215,357)    (117,295)    (91,965)     (209,260)
                                  -----------   --------    -----------    ---------    --------     ---------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint ventures,
  net gain on sales of real
  estate and extraordinary
  items.........................      194,037    (89,127)       104,910      189,584     (85,048)      104,536
Minority interests..............         (589)    (1,342)        (1,931)        (395)         42          (353)
Income from investment in
  unconsolidated joint
  ventures......................       13,490       (101)        13,389        2,667         548         3,215
Net gain on sales of real
  estate........................       13,478     23,520         36,998        8,085          --         8,085
Extraordinary items.............           --       (264)          (264)      (7,135)         --        (7,135)
                                  -----------   --------    -----------    ---------    --------     ---------
Net income......................  $   220,416   $(67,314)   $   153,102    $ 192,806    $(84,458)    $ 108,348
                                  ===========   ========    ===========    =========    ========     =========
Capital and tenant
  improvements..................  $    58,519   $  4,458    $    62,977    $  46,267    $  2,378     $  48,645
                                  ===========   ========    ===========    =========    ========     =========
Total Assets....................  $17,971,303   $688,805    $18,660,108
                                  ===========   ========    ===========

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED
                                ------------------------------------------------------------------------------
                                            JUNE 30, 2000                            JUNE 30, 1999
                                --------------------------------------   -------------------------------------
                                  OFFICE      CORPORATE                    OFFICE     CORPORATE
(DOLLARS IN THOUSANDS)          PROPERTIES    AND OTHER   CONSOLIDATED   PROPERTIES   AND OTHER   CONSOLIDATED
------------------------------  -----------   ---------   ------------   ----------   ---------   ------------
Property Operating Revenues...  $   929,038   $  17,626   $   946,664    $ 929,672    $  17,747    $ 947,419
Property Operating Expenses...     (315,518)     (5,280)     (320,798)    (323,087)      (4,020)    (327,107)
                                -----------   ---------   -----------    ---------    ---------    ---------
  Net operating income........      613,520      12,346       625,866      606,585       13,727      620,312
                                -----------   ---------   -----------    ---------    ---------    ---------
Adjustments to arrive at net
  income:
  Other revenues..............          874      18,189        19,063        1,092        7,902        8,994
  Interest expense(1).........      (58,330)   (153,505)     (211,835)     (68,852)    (138,548)    (207,400)
  Depreciation and
    amortization..............     (173,178)     (7,125)     (180,303)    (168,465)      (6,263)    (174,728)
  Ground rent.................       (4,443)        (19)       (4,462)      (3,369)         (25)      (3,394)
  General and
    administrative............         (725)    (41,015)      (41,740)        (449)     (38,515)     (38,964)
                                -----------   ---------   -----------    ---------    ---------    ---------
  Total adjustments to arrive
    at net income.............     (235,802)   (183,475)     (419,277)    (240,043)    (175,449)    (415,492)
                                -----------   ---------   -----------    ---------    ---------    ---------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........      377,718    (171,129)      206,589      366,542     (161,722)     204,820
Minority interests............       (1,027)     (1,457)       (2,484)        (705)        (193)        (898)
Income from investment in
  unconsolidated joint
  ventures....................       24,851         (88)       24,763        4,416          634        5,050
Net gain on sales of real
  estate......................       17,340      23,520        40,860        8,085           --        8,085
Extraordinary items...........         (611)       (264)         (875)     (10,318)          --      (10,318)
                                -----------   ---------   -----------    ---------    ---------    ---------
Net income....................  $   418,271   $(149,418)  $   268,853    $ 368,020    $(161,281)   $ 206,739
                                ===========   =========   ===========    =========    =========    =========
Capital and tenant
  improvements................  $   103,867   $   9,135   $   113,002    $  88,078    $   5,709    $  93,787
                                ===========   =========   ===========    =========    =========    =========
Total Assets..................  $17,971,303   $ 688,805   $18,660,108
                                ===========   =========   ===========

---------------

(1) Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

NOTE 13 -- PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

     The pro forma data presented below are included to illustrate the effect on the Company's operations as a result of the Cornerstone Merger as if it had happened on January 1, 1999. The pro forma condensed combined statements of operations have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the Cornerstone Merger been completed on January 1, 1999, or which may be obtained in the future.

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                              -------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)                     2000          1999
------------------------------------------------------------  -----------   -----------
Total revenues..............................................  $ 1,246,019   $ 1,263,774
                                                              -----------   -----------
Net income available for Units..............................  $   310,613   $   204,073
                                                              -----------   -----------
Net income per Unit -- Basic................................  $       .90   $       .58
                                                              -----------   -----------
Units outstanding -- Basic..................................  344,568,652   351,832,225
                                                              -----------   -----------
Net income per Units -- Diluted.............................  $       .89   $       .58
                                                              -----------   -----------
Units outstanding -- Diluted................................  347,773,181   354,800,870
                                                              -----------   -----------

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

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

  Litigation

     The Company has become a party to various legal actions resulting from the operational activities transferred to the Operating Partnership in connection with the Consolidation and the Cornerstone Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

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

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

  Commitments

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,787 square feet of office space and is 100% preleased to a single tenant. The Company expects to acquire the property in late August 2000 for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2000, no amounts have been funded pursuant to this agreement. However, the Company has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $12.9 million as of June 30, 2000.

     The Company and Wilson/Equity Office, LLC, entered into an agreement to purchase a 12.9 acre vacant land parcel in San Raphael, California for approximately $30.3 million from an unaffiliated party. The Company's interest in this joint venture is 60%. The Company also has an interest in Wilson/Equity Office, LLC which was formed in June 2000 and operated under an interim operating agreement. This agreement was subsequently finalized on August 1, 2000. The transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

  Contingencies

     On August 13, 2000 (or August 13, 2001 at the option of the WR Holders), the WR Holders can require the Trust to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales will result in the Company making an equal payment to the Trust and will be recorded as a reduction in partners' capital. For put options exercised on August 13, 2000, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000. The Company will not incur any loss on this transaction if the put option is not exercised.

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

NOTE 15 -- SUBSEQUENT EVENTS

1. In July, 2000, the Board of Trustees of the Trust declared a third quarter distribution on the Series B Preferred Shares of $0.65625 per share. The distribution will be paid on August 15, 2000 to holders of record as of August 1, 2000.

                       EOP OPERATING LIMITED PARTNERSHIP

                                  (UNAUDITED)

2. On July 11, 2000, the Company acquired Two Lafayette Center, a 130,704 square foot office building in Washington, D.C., for approximately $29.0 million in cash from an unaffiliated party.

3. In July 2000, the Company invested approximately $3.5 million in Series C Preferred Stock of Broadband which are convertible into Broadband common shares. The annual dividend of 8.0% per share is payable only if declared and is not cumulative.

4. As of August 1, 2000, the Company finalized an agreement with Wilson Investors, LLC, an entity affiliated with William Wilson and certain former officers and employees of Cornerstone Properties, to form Wilson/ Equity Office, LLC for the purpose of providing (directly or indirectly) development management services and acquiring, owning, operating and holding various projects. The Company has a 49.9% interest in this limited liability company.

5. On August 3, 2000, the Company and an unaffiliated party acquired a 45% equity interest and a debt interest in an entity that owns 1301 Avenue of the Americas, a 1.77 million square foot office building located in Midtown Manhattan in New York. The Company's share of the total investment is approximately $163.0 million. In addition, the Company and its joint venture partner purchased options to acquire the remaining 55% equity interest over a period of three and one-half to eight years at a value as described in the option agreements.

6. On August 7, 2000, the Company issued $360 million of unsecured notes due 2010 (the "$360 Million Notes") in an offering to institutional investors (the "$360 Million Notes Offering"). The net proceeds after discount and offering expenses were approximately $356.2 million and will be used to repay amounts outstanding on the Term Loan. The $360 Million Notes bear interest at a stated rate of 8.1% per annum and have an effective annual rate of 8.2% per annum.

7. In August 2000, the joint venture owner of One Post Office Square refinanced the mortgage note secured by the property which matured on July 1, 2000. The principal amount of the new debt is $110 million due July 2005 and bears interest at LIBOR plus 45 basis points. The Company purchased a 9.05% LIBOR based interest rate cap, thereby capping the effective interest rate on the mortgage note at 9.50% for three years. The Company assigned the cap to the joint venture, of which the Company owns 50%, effectively capping the Company's share of the interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Developments" and "Market Risks" disclosures, which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of June 30, 2000. Among the factors about which the Company has made assumptions are the following:

     - The Company's ability to successfully integrate Cornerstone's operations into those of the Company;

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or increased levels;

     - Prevailing interest rates;

     - The extent of any inflation on operating expenses;

     - The Company's ability to reduce various expenses as a percentage of revenues;

     - The Company's continuing ability to pay amounts due to its noteholders and preferred unitholders prior to any distribution to holders of its Units;

     - The cost to complete and lease-up pending developments;

     - The Company's continued access to adequate credit facilities or other debt financing on acceptable terms; and

     - The demand from the Company's customers for office-related services.

     During the six months ended June 30, 2000, the Company completed the following key transactions:

     - Acquired Cornerstone Properties Inc. (see Cornerstone Merger section in this MD&A for additional information);

     - Converted its existing $1.0 billion revolving credit facility into a Term Loan and obtained a new Line of Credit in connection with the Cornerstone Merger;

     - Sold 11 parking facilities for approximately $180.0 million;

     - Sold two office properties and a development parcel for approximately $65.2 million;

     - Sold a 49.9% interest in an Office Property for approximately $209.6 million;

     - Issued $500 million of unsecured notes due March 2006 with an effective interest rate of 8.6% per annum;

     - Obtained a $190 million mortgage note on Park Avenue Tower and 850 Third Avenue;

     - Invested approximately $75.0 million in convertible preferred stock of HQ Global Workplaces, Inc., a provider of temporary office suites; and

     - Invested approximately $8.0 million in preferred stock of Captivate, a provider of video screens in elevator cabs.

RESULTS OF OPERATIONS

  GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999.

     The Company receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1999. The buildings and total square feet shown include Properties the Company owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partner's share of the square feet of these Properties, the Company effectively owned approximately 91.4 million square feet of office space as of June 30, 2000.

                                                           OFFICE PROPERTIES       PARKING FACILITIES
                                                        ------------------------   ------------------
                                                                    TOTAL SQUARE
                                                        BUILDINGS       FEET       GARAGES    SPACES
                                                        ---------   ------------   --------   -------
Properties owned as of:
January 1, 1999.......................................     284       75,100,727       19      18,059
  Acquisitions........................................      10        1,947,639        1       2,575
  Developments placed in service......................       4          610,810        1         589
  Dispositions........................................      (4)        (668,796)      --          --
  Remeasurements......................................      --           25,230       --          42
  Reclassifications(1)................................      --               --       (1)       (759)
                                                           ---       ----------      ---      ------
December 31, 1999.....................................     294       77,015,610       20      20,506
  Developments placed in service......................       1          180,000       --          --
  Dispositions........................................      (1)        (247,891)      --          --
  Remeasurements......................................      --           20,100       --          --
                                                           ---       ----------      ---      ------
March 31, 2000........................................     294       76,967,819       20      20,506
  Acquisitions........................................      82       18,896,980       --          --
  Dispositions........................................      (1)         (87,040)     (11)     (6,992)
  Developments placed in service......................       6        1,504,303       --          --
  Remeasurements......................................      --               --       --         730
                                                           ---       ----------      ---      ------
June 30, 2000 ("Total Portfolio").....................     381       97,282,062        9      14,244
                                                           ===       ==========      ===      ======

---------------

(1) The 601 Tchoupitoulas garage previously was considered a stand-alone garage and included in the number of parking facilities owned by the Company. Effective with the second quarter of 1999, this garage is no longer considered a stand-alone parking facility.

     As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period-to-period. Therefore, the Company does not believe its period to period financial data necessarily are comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

     As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 270 Office Properties and seven Parking Facilities acquired or placed in service on or prior to April 1, 1999.

                                            TOTAL PORTFOLIO                             CORE PORTFOLIO
                               -----------------------------------------   -----------------------------------------
                                                     INCREASE/      %                            INCREASE/      %
(DOLLARS IN THOUSANDS)           2000       1999     (DECREASE)   CHANGE     2000       1999     (DECREASE)   CHANGE
-----------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues............  $485,728   $477,188    $ 8,540       1.8%   $443,726   $413,024    $30,702        7.4%
Fee income...................     2,507      2,045        462      22.6          --         --         --         --
Interest/dividend income.....     8,617      2,046      6,571     321.2         385        477        (92)     (19.3)
                               --------   --------    -------     -----    --------   --------    -------     ------
        Total revenues.......   496,852    481,279     15,573       3.2     444,111    413,501     30,610        7.4
                               --------   --------    -------     -----    --------   --------    -------     ------
Interest expense.............   111,303    102,920      8,383       8.1      29,870     31,311     (1,441)      (4.6)
Depreciation and
  amortization...............    90,651     88,169      2,482       2.8      80,507     75,753      4,754        6.3
Property operating
  expenses...................   165,461    163,392      2,069       1.3     152,312    140,542     11,770        8.4
Ground rent..................     2,438      1,548        890      57.5       2,302      1,535        767       50.0
General and administrative...    22,089     20,714      1,375       6.6         254        245          9        3.7
                               --------   --------    -------     -----    --------   --------    -------     ------
        Total expenses.......   391,942    376,743     15,199       4.0     265,245    249,386     15,859        6.4
                               --------   --------    -------     -----    --------   --------    -------     ------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items........   104,910    104,536        374       0.4     178,866    164,115     14,751        9.0
Minority interests...........    (1,931)      (353)    (1,578)    447.0        (418)      (391)       (27)       6.9
Income from investment in
  unconsolidated joint
  ventures...................    13,389      3,215     10,174     316.5       3,647      2,945        702       23.8
Net gain on sales of real
  estate.....................    36,998      8,085     28,913     357.6          --         --         --         --
Extraordinary items..........      (264)    (7,135)     6,871     (96.3)         --     (7,135)     7,135     (100.0)
                               --------   --------    -------     -----    --------   --------    -------     ------
Net income...................  $153,102   $108,348    $44,754      41.3%   $182,095   $159,534    $22,561       14.1%
                               ========   ========    =======     =====    ========   ========    =======     ======
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense.......  $320,267   $313,796    $ 6,471       2.1%   $291,414   $272,482    $18,932        6.9%
                               ========   ========    =======     =====    ========   ========    =======     ======
Straight-line rent
  adjustment.................  $ 15,525   $ 15,233    $   292       1.9%   $ 13,594   $ 14,142    $  (548)      (3.9)%
                               ========   ========    =======     =====    ========   ========    =======     ======
Lease termination fees.......  $  5,045   $  3,126    $ 1,919      61.4%   $  4,596   $  1,149    $ 3,447      300.0%
                               ========   ========    =======     =====    ========   ========    =======     ======

  Property Revenues

     The increase in property revenues in the Core Portfolio resulted from an increase in rental rates and an increase in occupancy. The weighted average occupancy of the Core Portfolio increased from 94.2% at April 1, 1999 to 94.8% at June 30, 2000. This increase represents approximately 0.7 million square feet in the Core Portfolio between April 1, 1999 and June 30, 2000. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has received these fees in the past, a prediction of the timing or amounts of future fees cannot be made.

  Interest/Dividend Income

     Total Portfolio interest/dividend income increased as a result of the Company's $73.9 million investment in a Tranche B note as part of the Sun America Center debt restructuring in September 1999. The Company's share of the face amount of the Tranche B note is approximately $136.0 million and the note matures on August 31, 2014. The note accrues interest at a stated rate of 7.25% per annum. The Company also earned dividend revenue from its $75 million investment in Series A Convertible Preferred Stock of HG Global

Workplaces, Inc. in May 2000 which has an initial dividend rate of 13.5% per annum and increases by 50 basis points each year through maturity in 2007. The Company also earned interest income from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to the Company.

  Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 46.1% from 42.2%;

     - Interest coverage ratio remained stable at 2.9 times; and

     - Weighted average interest rate increased to 7.5% from 7.0%.

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

  Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of real estate taxes and other operating expenses. Real estate taxes increased approximately $3.7 million due to higher property tax assessments and other operating expenses increased approximately $8.1 million primarily due to higher repairs and maintenance costs and general property operating expenses.

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

  Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the partial sale of twelve Office Properties in December 1999 and one Office Property in June 2000. The Company retained an equity interest in these Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 267 Office Properties and seven Parking Facilities acquired or placed in service on or prior to January 1, 1999.

                                                  TOTAL PORTFOLIO                             CORE PORTFOLIO
                                     -----------------------------------------   -----------------------------------------
                                                           INCREASE/      %                            INCREASE/      %
(DOLLARS IN THOUSANDS)                 2000       1999     (DECREASE)   CHANGE     2000       1999     (DECREASE)   CHANGE
-----------------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues..................  $946,664   $947,419    $  (755)      (.1)%  $863,949   $808,441    $55,508       6.9%
Fee income.........................     4,742      3,907        835      21.4          --         --         --        --
Interest/dividend income...........    14,321      5,087      9,234     181.5         803      1,043       (240)    (23.0)
                                     --------   --------    -------     -----    --------   --------    -------     -----
        Total revenues.............   965,727    956,413      9,314       1.0     864,752    809,484     55,268       6.8
                                     --------   --------    -------     -----    --------   --------    -------     -----
Interest expense...................   211,835    207,400      4,435       2.1      60,284     68,395     (8,111)    (11.9)
Depreciation and amortization......   180,303    174,728      5,575       3.2     160,893    148,514     12,379       8.3
Property operating expenses........   320,798    327,107     (6,309)     (1.9)    294,894    277,188     17,706       6.4
Ground rent........................     4,462      3,394      1,068      31.5       4,326      3,369        957      28.4
General and administrative.........    41,740     38,964      2,776       7.1         235        405       (170)    (42.0)
                                     --------   --------    -------     -----    --------   --------    -------     -----
        Total expenses.............   759,138    751,593      7,545       1.0     520,632    497,871     22,761       4.6
                                     --------   --------    -------     -----    --------   --------    -------     -----
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, net gains of
  sales of real estate and
  extraordinary items..............   206,589    204,820      1,769       0.9     344,120    311,613     32,507      10.4
Minority interests.................    (2,484)      (898)    (1,586)    176.6        (855)      (696)      (159)     22.8
Income from investment in
  unconsolidated joint ventures....    24,763      5,050     19,713     390.4       6,210      5,104      1,106      21.7
Net gain on sales of real estate...    40,860      8,085     32,775     405.4          --         --         --        --
Extraordinary items................      (875)   (10,318)     9,443     (91.5)       (611)    (9,527)     8,916     (93.6)
                                     --------   --------    -------     -----    --------   --------    -------     -----
Net income.........................  $268,853   $206,739    $62,114      30.4%   $348,864   $306,494    $42,370      13.8%
                                     ========   ========    =======     =====    ========   ========    =======     =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense..........................  $625,866   $620,312    $ 5,554       0.9%   $569,055   $531,253    $37,802       7.1%
                                     ========   ========    =======     =====    ========   ========    =======     =====
Straight-line rent adjustment......  $ 28,232   $ 31,773    $(3,541)    (11.1)%  $ 25,507   $ 29,542    $(4,035)    (13.7)%
                                     ========   ========    =======     =====    ========   ========    =======     =====
Lease termination fees.............  $ 12,273   $  5,256    $ 7,017     133.5%   $ 11,719   $  2,342    $ 9,377     400.4%
                                     ========   ========    =======     =====    ========   ========    =======     =====

  Property Revenues

     The increase in property revenues in the Core Portfolio resulted from an increase in rental rates partially offset by a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 95.3% at January 1, 1999 to 94.8% at June 30, 2000. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has received these fees in the past, a prediction of the timing or amounts of future fees cannot be made.

  Interest/Dividend Income

     Total Portfolio interest/dividend income increased as a result of the Company's $73.9 million investment in a Tranche B note as part of the Sun America Center debt restructuring in September 1999. The Company's share of the face amount of the Tranche B note is approximately $136.0 million and the note matures on August 31, 2014. The note accrues interest at a stated rate of 7.25% per annum. The Company also earned dividend revenue from its $75 million investment in Series A Convertible Preferred Stock of HG Global Workplaces, Inc. in May 2000 which has an initial dividend rate of 13.5% per annum and increases by 50 basis points each year through maturity in 2007. The Company also earned interest income from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to the Company.

  Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 46.1% from 42.2%;

     - Interest coverage ratio remained stable at 2.9 times; and

     - Weighted average interest rate increased to 7.5% from 7.0%.

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

  Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of real estate taxes and other operating expenses. Real estate taxes increased approximately $7.3 million due to higher property tax assessments, repairs and maintenance expense increased approximately $5.1 million and other operating expenses increased $5.3 million including a one time charge related to a change in the employee benefit program.

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

  Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the partial sale of twelve Office Properties in December 1999 and one Office Property in June 2000. The Company retained an equity interest in these Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three and six months ended June 30, 2000 and 1999 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

     The table below represents selected operating information for the Parking Facilities included in the Total Portfolio and the Core Portfolio consisting of seven Parking Facilities acquired prior to April 1, 1999.

                                                  TOTAL PORTFOLIO                           CORE PORTFOLIO
                                      ----------------------------------------   -------------------------------------
                                                         INCREASE/       %                         INCREASE/      %
(DOLLARS IN THOUSANDS)                 2000      1999    (DECREASE)    CHANGE     2000     1999    (DECREASE)   CHANGE
------------------------------------  -------   ------   ----------   --------   ------   ------   ----------   ------
Property revenues...................  $ 7,682   $8,972    $(1,290)       (14.4)% $4,151   $3,505      $646        18.4%
Interest/dividend income............    1,227       93      1,134      1,219.4       --       38       (38)     (100.0)
                                      -------   ------    -------     --------   ------   ------      ----      ------
        Total revenues..............    8,909    9,065       (156)        (1.7)  $4,151    3,543       608        17.2
                                      -------   ------    -------     --------   ------   ------      ----      ------
Interest expense....................      675      748        (73)        (9.8)     611      619        (8)       (1.3)
Depreciation and amortization.......      738    1,910     (1,172)       (61.3)     643      605        38         6.3
Property operating expenses.........    2,589    2,055        534         26.0    1,087      999        88         8.8
Ground rent.........................        6       12         (6)       (50.0)      --       --        --          --
General and administrative..........       23      149       (126)       (84.6)      --       --        --          --
                                      -------   ------    -------     --------   ------   ------      ----      ------
        Total expenses..............    4,031    4,874       (843)       (17.3)   2,341    2,223       118         5.3
                                      -------   ------    -------     --------   ------   ------      ----      ------
Income before allocation to
  minority interests, income from
  investment in unconsolidated joint
  ventures and net gain from sales
  of real estate and extraordinary
  items.............................    4,878    4,191        687         16.4    1,810    1,320       490        37.1
Minority interests..................   (1,342)      42     (1,384)    (3,295.2)      --       --        --          --
Income from investment in
  unconsolidated joint ventures.....      440      359         81         22.6      440      359        81        22.6
Net gain on sales of real estate and
  extraordinary items...............   23,257       --     23,257           --       --       --        --          --
                                      -------   ------    -------     --------   ------   ------      ----      ------
Net income..........................  $27,233   $4,592    $22,641        493.1%  $2,250   $1,679      $571        34.0%
                                      =======   ======    =======     ========   ======   ======      ====      ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $ 5,093   $6,917    $(1,824)       (26.4)% $3,064   $2,506      $558        22.3%
                                      =======   ======    =======     ========   ======   ======      ====      ======

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

     The table below represents selected operating information for the Parking Facilities included in the Total Portfolio and the Core Portfolio consisting of seven Parking Facilities acquired prior to January 1, 1999.

                                                TOTAL PORTFOLIO                            CORE PORTFOLIO
                                    ----------------------------------------    -------------------------------------
                                                        INCREASE/       %                         INCREASE/      %
(DOLLARS IN THOUSANDS)               2000      1999     (DECREASE)   CHANGE      2000     1999    (DECREASE)   CHANGE
----------------------------------  -------   -------   ----------   -------    ------   ------   ----------   ------
Property revenues.................  $17,626   $17,747    $  (121)      (0.7)%   $8,147   $7,277     $  870       12.0%
Interest/dividend income..........    1,335        96      1,239     1,290.6        --       38        (38)    (100.0)
                                    -------   -------    -------     -------    ------   ------     ------     ------
        Total revenues............   18,961    17,843      1,118        6.3      8,147    7,315        832       11.4
                                    -------   -------    -------     -------    ------   ------     ------     ------
Interest expense..................    1,415     1,676       (261)     (15.6)     1,224    1,233         (9)      (0.7)
Depreciation and amortization.....    2,489     3,293       (804)     (24.4)     1,287    1,210         77        6.4
Property operating expenses.......    5,280     4,020      1,260       31.3      2,184    1,941        243       12.5
Ground rent.......................       19        25         (6)     (24.0)        --       --         --         --
General and administrative........       24       125       (101)     (80.8)        --       --         --         --
                                    -------   -------    -------     -------    ------   ------     ------     ------
        Total expenses............    9,227     9,139         88        1.0      4,695    4,384        311        7.1
                                    -------   -------    -------     -------    ------   ------     ------     ------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures and net gain on
  sales of real estate and
  extraordinary items.............    9,734     8,704      1,030       11.8      3,452    2,931        521       17.8
Minority interests................   (1,457)     (193)    (1,264)     654.9         --       --         --         --
Income from investment in
  unconsolidated joint ventures...      794       768         26        3.4        794      768         26        3.4
Net gain from sales of real estate
  and extraordinary items.........   23,257        --     23,257         --         --       --         --         --
                                    -------   -------    -------     -------    ------   ------     ------     ------
Net income........................  $32,328   $ 9,279    $23,049      248.4%    $4,246   $3,699     $  547       14.8%
                                    =======   =======    =======     =======    ======   ======     ======     ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense.........................  $12,346   $13,727    $(1,381)     (10.1)%   $5,963   $5,336     $  627       11.8%
                                    =======   =======    =======     =======    ======   ======     ======     ======

PROPERTY DISPOSITIONS

     The Company has disposed or partially disposed of the following properties since January 1, 1999:

  YEAR                                                PROPERTY
  ----                             -----------------------------------------------
  2000...........................  Sarasota City Center      Boston Harbor
                                   Media Center              Capital Commons
                                   1111 Sansom St.           Forbes and Allies
                                   15th & Sansom St.         Juniper/Locust
                                   1602-34 Chancellor        Milwaukee Center
                                   1616 Sansom St.           Riverfront/Stanwix
                                   Bank of America(1)        Park Plaza
  1999...........................  Atrium Towers             SunTrust Center(1)
                                   5100 Brookline            Promenade II(1)
                                   215 Fremont Street        Pasadena Towers(1)
                                   One Columbus              Preston Commons(1)
                                   10&30 South Wacker(1)     Sterling Plaza(1)
                                   Bank One Center(1)

     After the Company sold the above properties, the Company continued as the property manager for several of the properties. Below is a summary of the results of operations of these properties through their respective disposition dates:

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                        ---------------------   ------------------
(DOLLARS IN THOUSANDS)                                    2000        1999       2000       1999
------------------------------------------------------  ---------   ---------   -------   --------
Property revenue......................................   $11,720     $63,857    $29,070   $123,989
Interest income.......................................         6          22         17         90
                                                         -------     -------    -------   --------
          Total revenues..............................    11,726      63,879     29,087    124,079
                                                         -------     -------    -------   --------
Interest expense......................................        65       2,922        192      6,194
Depreciation and amortization.........................     1,737      10,591      5,347     20,941
Property operating expenses...........................     3,133      20,777      7,840     41,986
General and administrative............................        25         192        152        169
                                                         -------     -------    -------   --------
          Total expenses..............................     4,960      34,482     13,531     69,290
                                                         -------     -------    -------   --------
Income before allocation to minority interests, net
  gain on sales of real estate and extraordinary
  items...............................................     6,766      29,397     15,556     54,789
Minority interest -- partially owned properties.......    (1,342)         39     (1,457)      (202)
Gain on sales of real estate and extraordinary
  items...............................................    36,735       8,085     40,596      7,294
                                                         -------     -------    -------   --------
Net income............................................   $42,159     $37,521    $54,695   $ 61,881
                                                         =======     =======    =======   ========
Property revenues less property operating expenses
  before depreciation and amortization, general and
  administrative and interest expense.................   $ 8,587     $43,080    $21,230   $ 82,003
                                                         =======     =======    =======   ========

(1) These Office Properties were partially sold. The Company accounts for its remaining interest in these Office Properties under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, the Company has established annual distribution rates as follows:

     - $1.68 per annum per Unit;

     - 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit;

     - 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit; and

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

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at June 30, 2000 and December 31, 1999, including a net unamortized (discount)/premium on mortgage debt of $(20,383) and $10,574, respectively, and a net unamortized (discount)/premium on unsecured notes of $(508) and $47, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

                                                                JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            2000            1999
------------------------------------------------------------  -------------   ------------
DEBT SUMMARY:
BALANCE
  Fixed rate................................................   $7,006,020      $5,272,608
  Variable rate.............................................    1,587,148         579,310
                                                               ----------      ----------
          Total.............................................   $8,593,168      $5,851,918
                                                               ==========      ==========
PERCENT OF TOTAL DEBT:
  Fixed rate................................................         81.5%           90.1%
  Variable rate.............................................         18.5%            9.9%
                                                               ----------      ----------
          Total.............................................        100.0%          100.0%
                                                               ==========      ==========
EFFECTIVE INTEREST RATE AT END OF PERIOD:
  Fixed rate................................................          7.4%            7.1%
  Variable rate.............................................          7.7%            7.4%
                                                               ----------      ----------
          Effective interest rate...........................          7.5%            7.2%
                                                               ==========      ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on various spreads over LIBOR.

MORTGAGE FINANCING

     As of June 30, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $351.8 million) consisted of approximately $2.9 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $135.1 million of variable rate debt based on various spreads over LIBOR or the prime rate. The Company's mortgage debt at June 30, 2000 will mature as follows:

                          Dollars in thousands
-------------------------------------------------------------------------
2000........................................................   $   85,055
2001........................................................      262,729
2002........................................................      130,485
2003........................................................      200,001
2004........................................................      325,493
Thereafter..................................................    2,003,296
                                                               ----------
Subtotal....................................................    3,007,059
Net discount (net of accumulated amortization of $2.0
  million)..................................................      (20,383)
                                                               ----------
          Total.............................................   $2,986,676
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

CREDIT FACILITIES

     The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the $1.0 Billion Credit Facility and a new revolving credit facility. Concurrently with the merger, the Company fully borrowed $1.0 billion under the $1.0 Billion Credit Facility and amended the facility into a term loan (the "Term Loan"). The Term Loan bears interest at LIBOR plus 80 basis points and matures on May 29, 2001. If the Company obtains net proceeds from the disposition of a Property (excluding proceeds from a tax deferred property disposition), the issuance of unsecured notes or the issuance of Common Shares/Units the net proceeds must be used to repay any amounts outstanding under the Term Loan up to the then current unpaid balance of the Term Loan.

     The remaining cash consideration of the Cornerstone Merger was funded from a new $1.0 billion revolving credit facility obtained at the time of the merger (the "Line of Credit"). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also a facility fee of $2.0 million per annum on the Line of Credit payable quarterly. In addition, the Company assumed interest rate protection agreements in the notional amount of $250 million effectively converting a portion of the Line of Credit to a fixed-blended interest rate of 4.6%. The interest rate protection agreements terminate in December 2000 and January 2001.

     On April 10, 2000, the Company repaid the Chase Term Loan in the amount of $100 million with proceeds from the $1.0 Billion Credit Facility.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes as of August 7, 2000:

TRANCHE                                            AMOUNT      STATED RATE   EFFECTIVE RATE(1)
-------                                          -----------   -----------   -----------------
                                                 (Dollars in
                                                 thousands)
3 Year Notes due 2002..........................  $  200,000        6.4%             6.6%
4 Year MOPPRS due 2002(2)......................     250,000        6.4%             6.3%
5 Year Notes due 2003..........................     300,000        6.4%             6.8%
5 Year Notes due 2004..........................     300,000        6.5%             6.7%
6 Year Notes due 2004..........................     250,000        6.5%             6.7%
7 Year Notes due 2004..........................      30,000        7.2%             7.3%
7 Year Notes due 2005..........................     400,000        6.6%             7.0%
8 Year Notes due 2005..........................      50,000        7.4%             7.7%
6 Year Notes due 2006(3).......................     500,000        8.4%             8.6%
9 Year Notes due 2006..........................      50,000        7.4%             7.7%
9 Year Notes due 2007..........................     300,000        6.8%             6.8%
10 Year Notes due 2007.........................      50,000        7.4%             7.7%
10 Year Notes due 2008.........................     300,000        6.8%             7.0%
10 Year Notes due 2009.........................     500,000        6.8%             6.9%
10 Year Notes due 2010(4)......................     360,000        8.1%             8.2%
20 Year Notes due 2018.........................     250,000        7.3%             7.6%
30 Year Notes due 2028.........................     225,000        7.3%             7.3%
30 Year Notes due 2029.........................     200,000        7.5%             7.6%
                                                 ----------        ---              ---
          Subtotal.............................  $4,515,000        7.1%             7.2%
                                                                   ===              ===
          Net discount (net of accumulated
            amortization)......................      (1,275)
                                                 ----------
          Total................................  $4,513,725
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

(4) On August 7, 2000, the Company issued $360 Million Notes due August 1, 2010. The net proceeds after discount and offering expenses were approximately $356.2 million will be used to repay amounts outstanding on the Term Loan.

     The Company previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $2.0 billion of unsecured notes under this registration statement. In August 2000, the Company registered an additional $60 million of unsecured debt securities in connection with the $360 Million Notes Offering.

  Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of the Trust's Common Shares and the Company's Units during the three months ended June 30, 2000, is as follows:

                                               COMMON SHARES     UNITS         TOTAL
                                               -------------   ----------   -----------
Balance at March 31, 2000....................   248,329,132    33,163,406   281,492,538
  Issued in the Cornerstone Merger...........    51,274,811    12,398,805    63,673,616
  Units redeemed for Common Shares...........       392,083      (392,083)           --
  Restricted Shares issued/cancelled, net....        16,100            --        16,100
  Share options exercised....................     1,120,155            --     1,120,155
                                                -----------    ----------   -----------
Balance at June 30, 2000.....................   301,132,281    45,170,128   346,302,409
                                                ===========    ==========   ===========

INVESTMENTS IN SECURITIES

     The Company owns equity interests in several companies that provide communication and other services to tenants or amenities. The equity interests are in the form of common stock and vested and unvested warrants to acquire common stock. Below is a summary of these investments as of June 30, 2000:

                         SQUARE FEET                       CAPITAL      SHARES     WARRANTS      MARKET
COMPANY                 (IN MILLIONS)       SYMBOL       INVESTMENT    RECEIVED    RECEIVED       VALUE
-------                 -------------   --------------   -----------   ---------   ---------   -----------
                                                         (Dollars in                           (Dollars in
                                                         thousands)                            thousands)
Allied Riser
  Corporation.........       97              ARCC          $ 3,438       861,720   1,731,875     $36,683
Broadband Office......       59         Privately Held          --     2,437,885          --       1,460
Captivate.............       73         Privately Held       9,705     2,253,835   2,373,798      19,974
OnSite(a).............       22         Privately Held          --            --          --          --
Cypress...............       17              CYCO            7,858       828,947     794,280       8,417
                                                           -------     ---------   ---------     -------
          Total.......                                     $21,001     6,382,387   4,899,953     $66,534
                                                           =======     =========   =========     =======

---------------

(a) The Company entered into an agreement with OnSite Access, Inc. ("OnSite"), a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for access to the Office Properties, OnSite is obligated to grant the Company warrants to acquire common shares of OnSite for $2.36 per share.

CORNERSTONE MERGER

     On June 19, 2000, the Trust, the Company, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") consummated the merger of Cornerstone with and into the Trust and Cornerstone Partnership with and into the Company (the "Cornerstone Merger") at a cost of approximately $4.5 billion. The purchase price consisted of:

          (i) the Trust's issuance of approximately 51.3 million Common Shares valued at $24.68 per share and the Trust's issuance of stock options for a total of approximately $1,271.3 million, of which the Company issued a corresponding number of Units to the Trust on a one-for-one basis;

          (ii) the Company's issuance of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;

          (iii) the cash redemption of approximately 58.6 million Cornerstone common shares valued at $18.00 per share for a total of approximately $1,053.9 million;

          (iv) the cash redemption of approximately 3.0 million Cornerstone preferred shares valued at $18.00 per share for a total of approximately $57.6 million, plus accrued but unpaid dividends;

          (v) the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;

          (vi) the payment of merger costs of approximately $72.1 million; and

          (vii) the assumption of net liabilities of approximately $9.6 million.

     The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the $1.0 Billion Credit Facility and a new revolving credit facility. See Credit Facilities above for further disclosure.

MARKET RISK

     Since December 31, 1999, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

CAPITAL IMPROVEMENTS

     The following capital improvements, tenant improvements and leasing commission information excludes the properties acquired in the Cornerstone Merger since the merger date was June 19, 2000.

     The Company considers capital improvements and revenue enhancing tenant improvements when a property is acquired in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the following two years, are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the six months ended June 30, 2000 were approximately $17.8 million or $0.23 per square foot. These amounts exclude capital and tenant improvements of approximately $48.7 million for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the six months ended June 30, 2000. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

Number of Office Properties.................................    300
Rentable square feet (in millions)..........................   78.5
Capital expenditures per square foot........................  $0.10

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e. required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the six months ended June 30, 2000. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                              FOR THE SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                                            JUNE 30, 2000(1)
------------------------------------------------------------  ------------------------
Number of Office Properties.................................              300
Rentable square feet (in millions)..........................             78.5
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................          $34,529
  Per square foot improved..................................          $ 34.91
  Per total square foot (annualized)........................          $  0.88
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................          $19,296
  Per square foot improved..................................          $  6.18
  Per total square foot (annualized)........................          $  0.49
Retenanted space:
  Amounts (in thousands)....................................          $42,410
  Per square foot improved..................................          $ 13.32
  Per total square foot (annualized)........................          $  1.08
                                                                      -------
Total non-revenue enhancing (in thousands)..................          $61,706
Per square foot improved....................................          $  9.78
Per total square foot (annualized)..........................          $  1.57

---------------

(1) The per square foot calculations as of June 30, 2000 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the six months ended June 30, 2000, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of June 30, 2000 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

(Dollars in millions)
---------------------
Revenue enhancing...........................................  $16.9
Non-revenue enhancing renewal...............................  $ 7.1
Non-revenue enhancing retenanted............................  $36.8

DEVELOPMENTS

     The Company currently owns several Properties in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. The Properties under development as of June 30, 2000 are as follows:

                                                                                                               TOTAL
                                              ESTIMATED PLACED IN   PERCENT                                  ESTIMATED
PROPERTY                      LOCATION          SERVICE DATE(A)     LEASED    SQUARE FEET   COSTS INCURRED   COSTS(A)
--------                  -----------------   -------------------   -------   -----------   --------------   ---------
                                                                                              (Dollars in thousands)
WHOLLY-OWNED
Seaport Plaza             Redwood City, CA          4Q/2000          100%        160,000       $26,957       $ 41,300
Parkside Towers           Foster City, CA           4Q/2001           96%        398,000        44,406        131,400
                                                                     ----      ---------       -------       --------
                                                                      97%        558,000        71,363        172,700
                                                                     ----      ---------       -------       --------
TAKE-OUT PROJECT
World Trade Center(b)     Seattle, WA               3Q/2000          100%        186,787           171         39,000
                                                                     ----      ---------       -------       --------
OTHER DEVELOPMENTS(C)
First and Howard          San Francisco, CA     1Q/02 -- 1Q/03         0%      1,260,000         6,334        424,000
Concar                    San Mateo, CA             3Q/2002            0%        200,000         4,089         69,000
Ferry Building            San Francisco, CA         3Q/2002            0%        225,000         4,645         84,000
Larkspur Landing          Larkspur, CA              3Q/2003            0%        168,000           590         45,000
                                                                     ----      ---------       -------       --------
                                                                       0%      1,853,000        15,658        622,000
                                                                     ----      ---------       -------       --------
        Grand Total/Weighted Average                                  28%      2,597,787       $87,192       $833,700
                                                                     ====      =========       =======       ========

---------------

(a) The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period. The Total Estimated Costs include amounts attributable to tenanting the Property. These numbers are estimates and may be subject to change upon completion of the development.

(b) The Company expects to acquire this property in August 2000. This transaction is contingent upon certain terms and conditions as set forth in its purchase agreement. There can be no assurance that this transaction will be consummated.

(c) These joint ventures were acquired in the Cornerstone Merger and are in various stages of development or pre-development. The Company is currently evaluating these developments including the participation of additional joint venture partners and potential construction financing. With the exception of First and Howard (which is subject to certain third party conditions not under the control of the Company), the Company's Board of Trustees has not yet approved these developments. The Total Estimated Costs (which represent 100% of the total development cost) shown are preliminary and, along with the Estimated Placed in Service Date, are subject to numerous factors over which the Company may have little or no control. There can be no assurance that these developments will be commenced or completed.

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

     The following table reflects the calculation of the Company's Funds from Operations for the three and six months ended June 30, 2000 and 1999 on an historical basis:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
(DOLLARS IN THOUSANDS)                                          2000        1999
------------------------------------------------------------  ---------   ---------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............  $ 104,910   $ 104,536
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties (excluding allocation of gain on sale
     of real estate)........................................       (458)       (353)
  Income from investments in unconsolidated joint
     ventures...............................................     13,389       3,215
  Depreciation and amortization (real estate related).......     97,298      90,143
  Put option settlement.....................................     (1,031)         --
  Preferred distributions...................................    (10,883)    (10,907)
                                                              ---------   ---------
Funds from Operations(1)....................................    203,225     186,634
  Less deferred rental revenue..............................    (15,525)    (15,233)
  Plus deferred rental expense..............................        615         463
                                                              ---------   ---------
Adjusted Funds from Operations..............................  $ 188,315   $ 171,864
                                                              =========   =========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $ 268,969   $ 237,811
  Investing Activities......................................  $(927,161)  $ (86,845)
  Financing Activities......................................  $ 724,170   $(157,015)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
(DOLLARS IN THOUSANDS)                                            2000          1999
------------------------------------------------------------  ------------   ----------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............  $   206,589    $ 204,820
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties (excluding allocation of gain on sale
     of real estate)........................................       (1,011)        (898)
  Income from investments in unconsolidated joint
     ventures...............................................       24,763        5,050
  Depreciation and amortization (real estate related).......      192,084      179,231
  Put option settlement.....................................       (2,061)          --
  Preferred distributions...................................      (21,580)     (21,788)
                                                              -----------    ---------
Funds from Operations(1)....................................      398,784      366,415
  Less deferred rental revenue..............................      (28,232)     (31,773)
  Plus deferred rental expense..............................        1,116        1,116
                                                              -----------    ---------
Adjusted Funds from Operations..............................  $   371,668    $ 335,758
                                                              ===========    =========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $   378,458    $ 340,723
  Investing Activities......................................  $  (993,090)   $(240,778)
  Financing Activities......................................  $   694,648    $(131,108)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from the "Market Risk" discussion under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        EXHIBIT
          NO.                                          EXHIBIT NAME
        -------                                        ------------
           2.1                 Agreement and Plan of Merger, dated February 11, 2000, among the Trust, the Company, Cornerstone and Cornerstone
                               Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February
                               11, 2000)
           2.2                 First Amendment to Agreement and Plan of Merger, dated May
                               11, 2000 by and among the Trust, the Company, Cornerstone
                               and Cornerstone Partnership (incorporated herein by
                               reference to Exhibit 2.1 to the Trust's Current Report on
                               Form 8-K dated May 2, 2000)
           3.1                 Eleventh Amendment to Agreement of the Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               10.1 to the Trust's Current Report on Form 8-K dated May 2,
                               2000)
           3.2                 First Amended and Restated Agreement of Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               10.2 to the Trust's Current Report on Form 8-K dated May 2,
                               2000)
           3.3                 Second Amended and Restated Agreement of Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               99.2 of the Company's Current Report on Form 8-K dated June
                               19, 2000)
          10.1                 Revolving Credit Agreement for $1,000,000,000 Revolving
                               Credit Facility dated as of May 12, 2000 among the Company and the Banks listed therein (incorporated herein by
                               reference to Exhibit 99.3.1 of the Company's Current Report on Form 8-K dated June 19, 2000)
          10.2                 Guaranty of Payment -- No. 1, made as of May 12, 2000,
                               between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.3.2 to the Company's
                               Current Report on Form 8-K dated June 19, 2000)
          10.3                 Guaranty of Payment -- No. 2, made as of May 12, 2000
                               between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.3.3 to the Company's
                               Current Report on Form 8-K dated June 19, 2000)
          10.4                 Third Amendment and Restated Credit Agreement for
                               $1,000,000,000 Credit Facility dated as of May 12, 2000
                               among the Operating Partnership and the Banks listed therein
                               (incorporated herein by reference to Exhibit 99.4.1 to the
                               Company's Current Report on Form 8-K dated June 19, 2000)
          10.5                 Second Amended and Restated Guaranty of Payment, made as of
                               May 12, 2000, between the Company and Bank of America, N.A.
                               (incorporated herein by reference to Exhibit 99.4.2 to the
                               Company's Current Report on Form 8-K dated June 19, 2000)
          10.6                 Form of $360,000,000 8.10% Note due August 1, 2010 of the
                               Company (incorporated by reference to Exhibit 4.1 to the
                               Company's Current Report on Form 8-K dated August 2, 2000)
          27.1                 Financial Data Schedule

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated May 2, 2000 announcing that (a) the Trust, as general partner of the Company, had approved the Eleventh Amendment to the Agreement of Limited Partnership of the Company, which amended Sections 7.4, 8.5.C and 14.1B thereof, and the First Amended and Restated Agreement of Limited Partnership of the Company, which integrated the partnership agreement and the prior amendments thereto into one document and incorporated into the partnership agreement certain changes in applicable federal income tax laws, and (b) the Company, the Trust, Cornerstone and Cornerstone Partnership had entered into the First Amendment to the Agreement and Plan of Merger.

     The Company filed a Current Report on Form 8-K dated June 19, 2000 announcing completion of the merger of Cornerstone Partnership with and into the Company and furnishing the required historical financial statements of Cornerstone Partnership and the required pro forma financial information relating to that transaction.

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

                                        EOP OPERATING LIMITED PARTNERSHIP

                                        By: EQUITY OFFICE PROPERTIES TRUST
                                           its general partner

Date: August 14, 2000                   By:      /s/ STANLEY M. STEVENS
                                           -------------------------------------
                                                    Stanley M. Stevens
                                                 Executive Vice President,
                                             Chief Legal Counsel and Secretary

Date: August 14, 2000                   By:      /s/ RICHARD D. KINCAID
                                           -------------------------------------
                                                    Richard D. Kincaid
                                                 Executive Vice President,
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

            EXHIBIT
              NO.                                      EXHIBIT NAME                            PAGE NO.
            -------                                    ------------                            --------
               2.1             Agreement and Plan of Merger, dated February 11, 2000, among the Trust, the Company, Cornerstone and Cornerstone
                               Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February
                               11, 2000)
               2.2             First Amendment to Agreement and Plan of Merger, dated May
                               11, 2000 by and among the Trust, the Company, Cornerstone
                               and Cornerstone Partnership (incorporated herein by
                               reference to Exhibit 2.1 to the Trust's Current Report on
                               Form 8-K dated May 2, 2000)
               3.1             Eleventh Amendment to Agreement of the Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               10.1 to the Trust's Current Report on Form 8-K dated May 2,
                               2000)
               3.2             First Amended and Restated Agreement of Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               10.2 to the Trust's Current Report on Form 8-K dated May 2,
                               2000)
               3.3             Second Amended and Restated Agreement of Limited Partnership
                               of the Company (incorporated herein by reference to Exhibit
                               99.2 of the Company's Current Report on Form 8-K dated June
                               19, 2000)
              10.1             Revolving Credit Agreement for $1,000,000,000 Revolving
                               Credit Facility dated as of May 12, 2000 among the Company and the Banks listed therein (incorporated herein by
                               reference to Exhibit 99.3.1 of the Company's Current Report on Form 8-K dated June 19, 2000)
              10.2             Guaranty of Payment -- No. 1, made as of May 12, 2000,
                               between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.3.2 to the Company's
                               Current Report on Form 8-K dated June 19, 2000)
              10.3             Guaranty of Payment -- No. 2, made as of May 12, 2000
                               between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.3.3 to the Company's
                               Current Report on Form 8-K dated June 19, 2000)
              10.4             Third Amendment and Restated Credit Agreement for
                               $1,000,000,000 Credit Facility dated as of May 12, 2000
                               among the Operating Partnership and the Banks listed therein
                               (incorporated herein by reference to Exhibit 99.4.1 to the
                               Company's Current Report on Form 8-K dated June 19, 2000)
              10.5             Second Amended and Restated Guaranty of Payment, made as of
                               May 12, 2000, between the Company and Bank of America, N.A.
                               (incorporated herein by reference to Exhibit 99.4.2 to the
                               Company's Current Report on Form 8-K dated June 19, 2000)
              10.6             Form of $360,000,000 8.10% Note due August 1, 2010 of the
                               Company (incorporated by reference to Exhibit 4.1 to the
                               Company's Current Report on Form 8-K dated August 2, 2000)
              27.1             Financial Data Schedule