Form 10-Q
period 2000-09-30
EOP OPERATING LTD PARTNERSHIP
filed 2000-11-14
CIK 1043866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4156801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 466-3300

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 9, 2000, 348,183,163 of the registrant’s Units were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per unit data)	2000	1999

	(Unaudited)

Assets:

Investment in real estate	$17,346,156	$12,847,389

Developments in process	141,578	229,225

Land available for development	94,194	125,926

Accumulated depreciation	(878,187)	(630,387)

Investment in real estate, net of accumulated depreciation	16,703,741	12,572,153

Cash and cash equivalents	59,080	2,338

Tenant and other receivables (net of allowance for doubtful accounts of $3,740 and $1,244, respectively)	57,574	54,497

Deferred rent receivable	188,064	138,697

Escrow deposits and restricted cash	75,197	19,754

Investment in unconsolidated joint ventures	1,104,095	865,863

Deferred financing costs (net of accumulated amortization of $22,907 and $14,863, respectively)	75,407	55,196

Deferred leasing costs (net of accumulated amortization of $37,096 and $22,461, respectively)	136,353	97,743

Prepaid expenses and other assets (net of discount on note receivable of $64,152 and $62,393, respectively)	328,637	239,817

Total Assets	$18,728,148	$14,046,058

Liabilities and Partners’ Capital:

Mortgage debt (including a net (discount)/premium of $(20,183) and $10,574, respectively)	$2,965,099	$1,743,871

Unsecured notes (including a net (discount)/premium of $(1,187) and $47, respectively)	4,838,813	3,655,047

Lines of credit	880,000	453,000

Accounts payable and accrued expenses	406,130	318,003

Distribution payable	159,706	5,446

Other liabilities	178,155	161,164

Total Liabilities	9,427,903	6,336,531

Commitments and contingencies

Minority Interests — partially owned properties	205,003	39,027

Partners’ Capital:

Preferred Units:

8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 7,994,000 and 8,000,000 issued and outstanding, respectively	199,850	200,000

5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 6,000,000 issued and outstanding	300,000	300,000

8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 and 4,600,000 issued and outstanding, respectively	114,073	115,000

General Partners’ Capital	70,531	58,381

Limited Partners’ Capital	8,444,984	6,986,181

Accumulated other comprehensive (loss) income	(34,196)	10,938

Total Partners’ Capital	9,095,242	7,670,500

Total Liabilities and Partners’ Capital	$18,728,148	$14,046,058

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,

(Dollars in thousands, except per unit data)	2000	1999

Revenues:

Rental	$493,580	$374,428

Tenant reimbursements	94,308	73,326

Parking	29,857	28,942

Other	11,442	9,865

Fee income	2,699	1,580

Interest/ dividends	9,415	3,216

Total revenues	641,301	491,357

Expenses:

Interest:

Expense incurred	156,433	103,035

Amortization of deferred financing costs	2,280	1,540

Depreciation	111,527	84,160

Amortization	5,931	3,705

Real estate taxes	76,551	63,288

Insurance	2,992	2,461

Repairs and maintenance	65,392	51,775

Property operating	73,104	54,548

Ground rent	2,926	1,728

General and administrative	24,714	18,964

Total expenses	521,850	385,204

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net (loss) on sales of real estate and extraordinary items	119,451	106,153

Minority Interests — partially owned properties	(1,658)	(500)

Income from investment in unconsolidated joint ventures	16,862	3,031

Net (loss) on sales of real estate	(4,271)	—

Income before extraordinary items	130,384	108,684

Extraordinary items	—	(230)

Net income	130,384	108,454

Put option settlement	(515)	(4,627)

Preferred distributions	(10,884)	(10,907)

Net income available for Units	$118,985	$92,920

Net income available per weighted average Unit outstanding — Basic	$0.34	$0.32

Weighted average Units outstanding — Basic	346,087,554	288,620,341

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.34	$0.32

Weighted average Units and unit equivalents outstanding — Diluted	349,494,261	291,592,245

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,

(Dollars in thousands, except per unit data)	2000	1999

Revenues:

Rental	$1,231,061	$1,115,738

Tenant reimbursements	226,273	210,953

Parking	82,986	85,064

Other	35,531	22,225

Fee income	7,441	5,487

Interest/ dividends	23,736	8,303

Total revenues	1,607,028	1,447,770

Expenses:

Interest:

Expense incurred	368,268	310,435

Amortization of deferred financing costs	4,758	3,712

Depreciation	279,813	250,698

Amortization	15,470	9,723

Real estate taxes	194,391	187,326

Insurance	8,443	7,142

Repairs and maintenance	166,396	153,622

Property operating	169,607	151,089

Ground rent	7,388	5,122

General and administrative	66,454	57,928

Total expenses	1,280,988	1,136,797

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and extraordinary items	326,040	310,973

Minority Interests — partially owned properties	(4,142)	(1,398)

Income from investment in unconsolidated joint ventures	41,625	8,081

Net gain on sales of real estate	36,589	8,085

Income before extraordinary items	400,112	325,741

Extraordinary items	(875)	(10,548)

Net income	399,237	315,193

Put option settlement	(2,576)	(4,627)

Preferred distributions, net	(32,464)	(32,695)

Net income available for Units	$364,197	$277,871

Net income available per weighted average Unit outstanding — Basic	$1.19	$0.96

Weighted average Units outstanding — Basic	305,567,221	288,591,469

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$1.18	$0.95

Weighted average Units and unit equivalents outstanding — Diluted	308,416,166	291,321,396

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

(Dollars in thousands)	2000	1999	2000	1999

Net income	$130,384	$108,454	$399,237	$315,193

Other comprehensive income:

Unrealized holding losses arising during the period	(25,650)	—	(44,227)	—

Less: reclassification adjustment for the transfer of 250,000 shares of common stock of Cornerstone Properties Inc. to merger acquisition cost	—	—	(907)	—

Comprehensive income	$104,734	$108,454	$354,103	$315,193

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,

(Dollars in thousands)	2000	1999

Operating Activities:

Net income	$399,237	$315,193

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	300,041	264,133

Amortization of premiums/discounts on unsecured notes and terminated interest rate protection agreements	3,018	2,757

Amortization of deferred revenue included in other income	(4,134)	—

Compensation related to restricted shares issued to employees by the Trust	5,831	3,727

Income from unconsolidated joint ventures	(41,625)	(8,081)

Net gain on sales of real estate	(36,589)	(8,085)

Extraordinary items	875	10,548

Provision for doubtful accounts	555	679

Allocation to minority interests	4,142	1,398

Changes in assets and liabilities:

Decrease (increase) in rents receivable	4,527	(3,769)

(Increase) in deferred rent receivables	(49,367)	(48,340)

Decrease in prepaid expenses and other assets	7,700	1,212

Increase (decrease) in accounts payable and accrued expenses	27,789	(16,806)

(Decrease) in due to affiliates	—	(297)

(Decrease) increase in other liabilities	(38,097)	4,204

Net cash provided by operating activities	583,903	518,473

Investing Activities:

Property acquisitions	(87,477)	(119,676)

Acquisition of Cornerstone Properties	(1,159,968)	—

Property dispositions	332,307	—

Payments for capital and tenant improvements	(183,549)	(155,857)

Payments of disposition costs for sales of real estate	—	(1,349)

Distributions from unconsolidated joint ventures	150,765	11,471

Investments in unconsolidated joint ventures	(174,637)	(29,381)

Payments of lease acquisition costs	(53,573)	(30,852)

Contributions from minority interest partner in partially owned properties	—	11,000

Investment in securities	(89,311)	(2,000)

Investment in notes receivable	(7,131)	(73,860)

Decrease in escrow deposits and restricted cash	83,021	22,749

Net cash (used for) investing activities	(1,189,553)	(367,755)

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the nine months ended
	September 30,

(Dollars in thousands)	2000	1999

Financing Activities:

Repurchase of Units	(119,633)	—

Proceeds from exercise of share options	63,853	2,051

Redemption of Units for cash	(3,780)	—

Distributions to unitholders	(265,999)	(215,161)

Put option settlement	—	(11,338)

Payment of preferred distributions	(32,651)	(32,914)

Repurchase of preferred units, including transaction costs	(890)	—

Payment of offering costs	(14)	(575)

Distributions to minority interest in partially owned properties	(6,769)	(1,236)

Proceeds from mortgage debt	190,000	3,374

Proceeds from unsecured notes	1,183,553	1,195,587

Proceeds from lines of credit	4,345,150	1,291,600

Principal payments on mortgage debt	(328,455)	(513,773)

Principal payments on lines of credit	(4,333,691)	(1,890,700)

Payments of loan costs	(28,282)	(11,398)

Prepayment penalties on early extinguishment of debt	—	(13,566)

Net cash provided by (used for) financing activities	662,392	(198,049)

Net increase (decrease) in cash and cash equivalents	56,742	(47,331)

Cash and cash equivalents at the beginning of the period	2,338	67,080

Cash and cash equivalents at the end of the period	$59,080	$19,749

Supplemental Information:

Interest paid during the period, including capitalized interest of $12,466 and $12,642, respectively	$387,972	$219,374

Non-Cash Investing and Financing Activities:

Mortgage loans and line of credit assumed through Cornerstone Merger	$1,720,449	$—

Net liabilities assumed through Cornerstone Merger	$34,507	$—

Minority interest in partially owned properties assumed through Cornerstone Merger	$165,154	$—

Units and options issued through Cornerstone Merger	$1,577,260	$—

Escrow deposits used for property acquisitions	$37,105	$192,427

Escrow deposits provided by property dispositions	$(167,922)	$(95,956)

Mortgage loan assumed through property acquisition	$65,661	$—

Mortgage loan assumed by purchaser through property disposition	$(11,369)	$—

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      Definition of Terms. Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the “Form 10-K”).

      The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The following notes highlight significant changes to the notes to the December 31, 1999 audited consolidated and combined financial statements of the Company and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K. The following notes also present interim disclosures as required by the SEC.

NOTE 1 — BUSINESS AND FORMATION OF THE COMPANY

      As used herein, the “Company” means EOP Operating Limited Partnership, a Delaware Limited Partnership. The Company is a subsidiary of Equity Office Properties Trust (the “Trust”) which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Trust, and to complete the Consolidation. The Trust completed its IPO on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company primarily engaged in acquiring, owning, managing, leasing and renovating office properties. The Trust’s assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through the Company. The Trust is the general partner of the Company. The Trust elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of September 30, 2000, the Company owned or had an interest in 380 office properties (the “Office Properties”) containing approximately 99.1 million rentable square feet of office space and owned nine stand-alone parking facilities (the “Parking Facilities” and, together with the Office Properties, the “Properties”) containing approximately 14,244 parking spaces. The weighted average occupancy of the Office Properties at September 30, 2000 was approximately 95.1%. The Office Properties are located in 105 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.5% in CBDs and 48.5% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements represent the financial condition and results of the Company and its subsidiaries.

      The Cornerstone Merger (as defined in Note 3) was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by the Company in the Cornerstone Merger was used as the valuation basis for the Cornerstone Merger. The assets acquired and the liabilities assumed from Cornerstone Partnership were recorded at their relative fair values as of June 19, 2000 (the “Cornerstone Closing Date”). The results of operations of the Cornerstone properties for the period from the Cornerstone Closing Date through September 30, 2000 are included in the Company’s consolidated statements of operations.

Derivatives and Hedging Activities

      In June 1998, the FASB issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of a derivative’s change in fair value will be immediately recognized in earnings. The standard’s effective date was deferred by FASB No. 137 to all fiscal years beginning after June 15, 2000. The Company will adopt the standard on January 1, 2001 and does not anticipate that the adoption will have a material impact on the Company’s financial condition and results of operations.

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

Unaudited Interim Statements

      The consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2000 and 1999 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 1999 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 results or shareholders’ equity.

NOTE 3 — CORNERSTONE MERGER

      On June 19, 2000, the Trust, the Company, Cornerstone Properties Inc. (“Cornerstone”) and Cornerstone Properties Limited Partnership (“Cornerstone Partnership”) consummated the merger of Cornerstone with and into the Trust and the merger of Cornerstone Partnership with and into the Company (the “Cornerstone Merger”) at a total cost of approximately $4.5 billion. The purchase price consisted of:

(i)	the Trust’s issuance of approximately 51.3 million Common Shares valued at $24.68 per share and the issuance of share options for a total of approximately $1,271.3 million, of which the Company issued a corresponding number of Units to the Trust on a one-for-one basis;

(ii)	the Company’s issuance of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;

(iii)	the cash redemption of approximately 58.6 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1,053.9 million;

(iv)	the cash redemption of approximately 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, plus accrued but unpaid dividends, for a total of approximately $57.6 million;

(v)	the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;

(vi)	the payment of merger costs of approximately $72.1 million; and

(vii)	the assumption of net liabilities of approximately $9.6 million.

      The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the $1.0 Billion Credit Facility and a new $1.0 billion revolving credit facility obtained at the time of the

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cornerstone Merger (the “Line of Credit”). Concurrently with the Cornerstone Merger, the Company borrowed $1.0 billion from the $1.0 Billion Credit Facility and amended the facility into a term loan (the “Term Loan”). The Term Loan bears interest at LIBOR plus 80 basis points and matures on May 29, 2001. The net cash proceeds that the Company receives from the disposition of a Property (excluding proceeds from a tax-deferred property disposition), the issuance of unsecured notes or the issuance of Units must be used to repay any amounts outstanding under the Term Loan up to the then current unpaid balance of the Term Loan.

      The remaining cash consideration in the Cornerstone Merger was funded from the Line of Credit, which bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also a facility fee of $2.0 million per annum on the Line of Credit payable quarterly. In addition, the Company assumed interest rate protection agreements in the notional amount of $250 million thereby effectively converting a portion of the Line of Credit to a fixed-blended interest rate of 4.6%. The interest rate protection agreements terminate in December 2000 and January 2001.

      The Trust has guaranteed the outstanding obligations under the Line of Credit and the Term Loan.

      As a result of the Cornerstone Merger, the Company acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space. In addition, in connection with the Cornerstone Merger, the Board of Trustees of the Trust was increased by three members. The new members are William Wilson III, formerly chairman of the board of Cornerstone, John S. Moody, formerly president and chief executive officer of Cornerstone, and Jan H.W.R. van der Vlist, director of real estate for Stichting Pensioenfonds voor de Gezondheid, Gaestelijke en Meatschappelljke Belangen.

NOTE 4 — ACQUISITIONS

      On July 11, 2000, the Company acquired Two Lafayette Center, a 130,704 square foot office building in Washington, D.C., for approximately $29.3 million in cash from an unaffiliated party.

      On August 2, 2000, a joint venture between the Company and an unaffiliated party acquired a 45% general partner equity interest and a debt interest in a limited partnership that owns 1301 Avenue of the Americas, a 1.77 million square foot office building located in Midtown Manhattan in New York. The Company’s share of the investment was approximately $163.2 million. The investment has been accounted for under the equity method of accounting. In addition, the Company and its joint venture partner purchased options to acquire the remaining 55% equity interest over a period of three and one-half to eight years at a value as described in the option agreements.

      On August 21, 2000, the Company acquired the remaining interest in the North Loop Transportation Center and the Theater District Garage, two parking facilities located in Chicago, Illinois from an unaffiliated party, for approximately $15.1 million. The purchase price consisted of $12.5 million in cash and 91,406 Units valued at $28.81 per Unit.

      On September 8, 2000, the Company acquired the World Trade Center a 186,912 square foot office building located in Seattle, Washington, from Wright Runstad Associates Limited Partnership (“WRALP”), a related party of the Company, for approximately $38.6 million. Upon acquisition of the property, the Company repaid a $31.3 million mortgage note secured by the property at close. The remaining acquisition cost was funded through the issuance of 227,011 Units valued at $27.89 per Unit for a total of approximately $6.3 million and cash.

      On September 27, 2000, the Company and Wilson/ Equity Office, LLC acquired a 12.9 acre vacant land parcel in San Rafael, California, for approximately $30.3 million, of which the Company funded approximately $28.3 million, from an unaffiliated party. Wilson/ Equity Office, LLC is a joint venture between the Company and Wilson Investors, LLC, an entity that is partially owned by William Wilson III, a trustee of the Company. The joint venture was formed to acquire, develop, lease and operate office properties. The Company

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has a 49.9% non-managing member interest in the joint venture and Wilson Investors, LLC has a 50.1% managing member interest in the joint venture.

NOTE 5 — DISPOSITIONS

      On August 17, 2000, the Company disposed of Agoura Hills Business Park and Westlake Spectrum Center I and II, which were acquired in connection with the Cornerstone Merger, to unaffiliated parties for approximately $17.4 million, and $18.1 million, respectively. Agoura Hills Business Park is located in Agoura Hills, California and consists of 115,208 square feet. Westlake Spectrum Center I and II is located in Westlake Village, California and consists of 118,990 square feet. There was no gain or loss on the sale of these properties.

      On September 29, 2000, the Company disposed of Westwood Business Centre to an unaffiliated party for approximately $24.0 million in cash. The 164,985 square foot office property is located in Westwood, Massachusetts. The sale resulted in a loss of approximately $3.6 million.

      The Company incurred an additional $0.7 million of costs pertaining to the sale of 11 parking facilities on May 17, 2000. These additional costs reduced the original gain on sale of the 11 parking facilities.

NOTE 6 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, a management company and a company that provides fully-furnished office space to tenants. Combined summarized financial information for the unconsolidated joint ventures is as follows:

	September 30,	December 31,
(Dollars in thousands)	2000	1999

Balance Sheets:

Real estate, net	$2,831,348	$1,719,417

Other assets	194,032	106,211

Total Assets	$3,025,380	$1,825,628

Mortgage debt	$1,331,743	$559,344

Other liabilities	102,148	58,793

Partners’ and shareholders’ equity	1,591,489	1,207,491

Total Liabilities and Partners’ and Shareholders’ Equity	$3,025,380	$1,825,628

Company’s share of equity	$954,503	$696,502

Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $15,425 and $11,679, respectively	149,592	169,361

Carrying value of investments in unconsolidated joint ventures	$1,104,095	$865,863

Company’s share of unconsolidated mortgage debt	$832,614	$264,751

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

(Dollars in thousands)	2000	1999	2000	1999

Statements of Operations:

Revenues	$116,810	$28,522	$266,611	$80,498

Expenses:

Interest expense	24,900	4,455	46,263	13,358

Depreciation and amortization	17,245	4,834	42,665	13,473

Operating expenses	42,864	10,352	100,037	30,776

Total expenses	85,009	19,641	188,965	57,607

Net income before gain on sale of real estate	31,801	8,881	77,646	22,891

Gain on sale of real estate	8,291	—	8,291	—

Net income	$40,092	$8,881	$85,937	$22,891

Company’s share of net income	$16,862	$3,031	$41,625	$8,081

Company’s share of interest expense	$13,839	$2,198	$23,786	$6,595

Company’s share of depreciation and amortization (real estate related)	$10,488	$3,669	$26,331	$10,800

      In August 2000, the joint venture owner of One Post Office Square refinanced the mortgage note secured by the property which matured on July 1, 2000. The principal amount of the new mortgage note is $110 million due July 2005 and bears interest at LIBOR plus 45 basis points. The Company purchased a 9.05% LIBOR based interest rate cap, thereby capping the effective interest rate on the Company’s share of the mortgage note at 9.5% for three years.

NOTE 7 — UNSECURED DEBT

      On August 7, 2000, the Company issued $360 million of unsecured notes due 2010 (the “$360 Million Notes”) in a public offering (the “$360 Million Notes Offering”). The net proceeds after discount and offering expenses were approximately $356.2 million and were used to repay amounts outstanding on the Term Loan. The $360 Million Notes bear interest at a stated rate of 8.10% per annum and have an effective annual rate of 8.22% per annum.

      On August 23, 2000, the Company issued $300 million of senior exchangeable notes due November 8, 2008, and subsequently issued an additional $25 million of notes with identical terms pursuant to the exercise of an overallotment option (the “$325 Million Notes”) in a private placement to institutional investors (the “$325 Million Notes Offering”). The net proceeds after offering expenses were approximately $314.6 million and were used to repay amounts outstanding on the Term Loan.

      The $325 Million Notes bear interest payable semiannually at the greater of:

(a)	7.25% per annum; or

(b)	the product of:

(1)	two times the cash distribution paid by the Trust on each of its Common Shares for the most recent quarter; and

(2)	the number of Common Shares of the Trust into which the notes are exchangeable.

      The $325 Million Notes are exchangeable into Common Shares of the Trust at any time on or after November 22, 2000, at an exchange rate of $34.00 per share, which is equal to an exchange rate of

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.4118 Common Shares per $1,000 principal amount of notes. If the closing price on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares of the Trust, cash in an amount equal to 97% of the product of:

(a)	the number of Common Shares of the Trust into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and

(b)	such closing price per Common Share of the Trust.

      The Company may redeem some or all of the notes at any time on or after November 15, 2004.

      The payment of principal and interest on the $325 Million Notes is guaranteed by the Trust.

NOTE 8 — PARTNERS’ CAPITAL

  Units

      The following table presents the changes in the Company’s issued and outstanding Units since July 1, 2000:

Outstanding at June 30, 2000	346,302,409

Units issued to the Trust related to Common Shares issued for share option exercises	1,628,923

Units retired	(107,956)

Units issued through Property acquisitions	318,417

Restricted Units issued/cancelled, net	(6,500)

Outstanding at September 30, 2000	348,135,293

Distributions

      The following table provides information regarding the distributions paid or declared with respect to Units and each series of preferred units during the three months ended September 30, 2000:

	Distribution
	Amount
	per Unit	Date Paid	Record Date

Units	$0.45	October 13, 2000	September 29, 2000

Series A Preferred Units	$0.56125	September 15, 2000	September 1, 2000

Series B Preferred Units	$0.65625	August 15, 2000	August 1, 2000

Series C Preferred Units	$0.5390625	September 15, 2000	September 1, 2000

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per Unit:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit data)	2000	1999	2000	1999

Numerator:

Net income available for Units before net (loss) gain on sales of real estate and extraordinary items	$123,256	$93,150	$329,956	$280,334

Net (loss) gain on sales of real estate (excluding allocation to minority interests of $1,473 for the nine months ended September 30, 2000)	(4,271)	—	35,116	8,085

Extraordinary items	—	(230)	(875)	(10,548)

Numerator for basic and diluted earnings per unit — net income available for Units and unit equivalents	$118,985	$92,920	$364,197	$277,871

Denominator:

Denominator for basic earnings per Unit — weighted average Units outstanding	346,087,554	288,620,341	305,567,221	288,591,469

Effect of dilutive securities:

Units issuable upon exercise of share options, put options and restricted stock	3,406,707	2,971,904	2,848,945	2,729,927

Denominator for diluted earnings per Unit and unit equivalent — adjusted weighted average Units outstanding and unit equivalents	349,494,261	291,592,245	308,416,166	291,321,396

Basic earnings available for Units per weighted average Unit:

Net income before net (loss) gain on sales of real estate and extraordinary items	$0.35	$0.32	$1.08	$0.97

Net (loss) gain on sales of real estate	(0.01)	—	0.11	0.03

Extraordinary items	—	—	—	(0.04)

Net income	$0.34	$0.32	$1.19	$0.96

Diluted earnings available for Units and unit equivalents per weighted average Units and unit equivalent:

Net income before net (loss) gain on sales of real estate and extraordinary items	$0.35	$0.32	$1.07	$0.96

Net (loss) gain on sales of real estate	(0.01)	—	0.11	0.03

Extraordinary items	—	—	—	(0.04)

Net income	$0.34	$0.32	$1.18	$0.95

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following securities were not included in the computation of diluted earnings per unit since they would have an antidilutive effect:

	Weighted	For the three months ended		For the nine months ended
	Average	September 30,		September 30,
	Exercise
Antidilutive Securities	Price	2000	1999	2000	1999

Share options	$32.870	678,200	—	—	—

Share options	$30.040	—	3,462,383	—	—

Share options	$30.010	—	—	3,391,371	—

Share options	$30.060	—	—	—	3,445,883

Series B Preferred Units	$35.700	6,000,000	6,000,000	6,000,000	6,000,000

Warrants	$39.375	5,000,000	5,000,000	5,000,000	5,000,000

Total		11,678,200	14,462,383	14,391,371	14,445,883

      Upon exercise of the above antidilutive securities the Company would issue a corresponding number of Units to the Trust on a one-for-one basis.

NOTE 10 — SEGMENT INFORMATION

      As discussed in Note 1, the Company’s primary business is the ownership and operation of Office Properties. The Company’s long-term tenants are in a variety of businesses and no single tenant, by itself, is material to the Company’s business. Information related to this segment for the three and nine months ended September 30, 2000 and 1999 is set forth below:

	For the three months ended

	September 30, 2000			September 30, 1999

		Corporate			Corporate
	Office	and		Office	and
(Dollars in thousands)	Properties	Other	Consolidated	Properties	Other	Consolidated

Property Operating Revenues	$624,760	$4,427	$629,187	$476,282	$10,279	$486,561

Property Operating Expenses	(216,814)	(1,225)	(218,039)	(170,026)	(2,046)	(172,072)

Net operating income	407,946	3,202	411,148	306,256	8,233	314,489

Adjustments to arrive at net income:

Other revenues	1,062	11,052	12,114	364	4,432	4,796

Interest expense(1)	(54,490)	(101,943)	(156,433)	(30,663)	(72,372)	(103,035)

Depreciation and amortization	(114,668)	(5,070)	(119,738)	(85,905)	(3,500)	(89,405)

Ground rent	(2,926)	—	(2,926)	(1,715)	(13)	(1,728)

General and administrative	(31)	(24,683)	(24,714)	37	(19,001)	(18,964)

Total adjustments to arrive at net income	(171,053)	(120,644)	(291,697)	(117,882)	(90,454)	(208,336)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net (loss) on sales of real estate and extraordinary items	236,893	(117,442)	119,451	188,374	(82,221)	106,153

Minority interests	(1,559)	(99)	(1,658)	(381)	(119)	(500)

Income from investment in unconsolidated joint ventures	15,699	1,163	16,862	2,307	724	3,031

Net (loss) on sales of real estate	(3,702)	(569)	(4,271)	—	—	—

Extraordinary items	—	—	—	—	(230)	(230)

Net income	$247,331	$(116,947)	$130,384	$190,300	$(81,846)	$108,454

Capital and tenant improvements	$61,592	$8,955	$70,547	$49,775	$12,295	$62,070

Total Assets	$18,132,120	$596,028	$18,728,148

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the nine months ended

	September 30, 2000			September 30, 1999

		Corporate			Corporate
	Office	and		Office	and
(Dollars in thousands)	Properties	Other	Consolidated	Properties	Other	Consolidated

Property Operating Revenues	$1,553,779	$22,072	$1,575,851	$1,405,954	$28,026	$1,433,980

Property Operating Expenses	(532,331)	(6,506)	(538,837)	(493,114)	(6,065)	(499,179)

Net operating income	1,021,448	15,566	1,037,014	912,840	21,961	934,801

Adjustments to arrive at net income:

Other revenues	1,906	29,271	31,177	1,456	12,334	13,790

Interest expense(1)	(112,825)	(255,443)	(368,268)	(99,515)	(210,920)	(310,435)

Depreciation and amortization	(287,408)	(12,633)	(300,041)	(254,371)	(9,762)	(264,133)

Ground rent	(7,369)	(19)	(7,388)	(5,084)	(38)	(5,122)

General and administrative	(398)	(66,056)	(66,454)	(413)	(57,515)	(57,928)

Total adjustments to arrive at net income	(406,094)	(304,880)	(710,974)	(357,927)	(265,901)	(623,828)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and extraordinary items	615,354	(289,314)	326,040	554,913	(243,940)	310,973

Minority interests	(2,685)	(1,457)	(4,142)	(1,086)	(312)	(1,398)

Income from investment in unconsolidated joint ventures	38,779	2,846	41,625	6,724	1,357	8,081

Net gain on sales of real estate	36,589	—	36,589	8,085	—	8,085

Extraordinary items	(611)	(264)	(875)	(10,318)	(230)	(10,548)

Net income	$687,426	$(288,189)	$399,237	$558,318	$(243,125)	$315,193

Capital and tenant improvements	$165,459	$18,090	$183,549	$137,853	$18,004	$155,857

Total Assets	$18,132,120	$596,028	$18,728,148

(1)	Interest expense for the Office Properties does not include an allocation of interest expense on the Company’s unsecured debt.

NOTE 11 — PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

      The pro forma data presented below are included to illustrate the effect on the Company’s operations as a result of the Cornerstone Merger as if it had happened on January 1, 1999. The pro forma condensed combined statements of operations have been prepared by management of the Company and do not purport to be indicative of the results which actually would have been obtained had the Cornerstone Merger been completed on January 1, 1999, or which may be obtained in the future.

	For the nine months ended
	September 30,

(Dollars in thousands, except per unit data)	2000	1999

Total revenues	$1,887,482	$1,913,095

Net income available for Units	$429,189	$331,659

Net income available per weighted average unit outstanding — Basic	$1.25	$0.94

Weighted average Units outstanding — Basic	345,006,505	352,158,315

Net income available per weighted average Unit outstanding — Diluted	$1.24	$0.94

Weighted average Units and unit equivalents outstanding — Diluted	348,373,935	355,217,124

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Environmental

      The Company, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company’s financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire or develop in the future.

Litigation

      The Company has become a party to various legal actions resulting from the operational activities transferred to it in connection with the Consolidation and the Cornerstone Merger. These actions are incidental to the transferred businesses and management does not believe that these actions will have a material adverse effect on the Company.

      Neither the Company nor any of the Properties is presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of the Properties, other than actions which the Company does not believe to be material to the Company, or routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, business, results of operations or financial condition of the Company.

Commitments

      In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,912 square feet of office space and is 100% preleased to a single tenant. The Company acquired the Property on September 8, 2000 for approximately $38.6 million (see Note 4).

      In accordance with the agreement governing the Company’s investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 2000, no amounts had been funded pursuant to this agreement. However, the Company has guaranteed WRALP’s $20.0 million line of credit, which had an outstanding balance of approximately $18.3 million as of September 30, 2000.

      Included in Investments in Real Estate is Warner Park Center, an Office Property consisting of 57,366 square feet, which was held for sale as of September 30, 2000. The carrying amount of Warner Park Center approximates the sales price of approximately $9.2 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described.

Contingencies

      The WR Holders exercised its option to extend the date to August 13, 2001, at which time the WR Holders can require the Trust to purchase all or a portion of the remaining 1,717,844 Common Shares

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Trust is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Trust as a result of such sales will result in the Company making an equal payment to the Trust and will be recorded as a reduction in partners’ capital. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners’ capital and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected by the Company as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

      In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on the 6,861,166 Units issued in that transaction, which is exercisable only on the third anniversary of closing, with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

NOTE 13 — SUBSEQUENT EVENTS

      On October 27, 2000, the Company repaid the $65 million mortgage note encumbering TransPotomac Plaza upon its maturity with proceeds from the Line of Credit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, without limitation, the “Developments” and “Market Risks” disclosures, which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of September 30, 2000. Among the factors about which the Company has made assumptions are the following:

•	The Company’s ability to successively integrate Cornerstone’s operations into those of the Company;

•	Future economic conditions which may impact upon the demand for office space and the ability of tenants to pay rent, either at current or increased levels;

•	Prevailing interest rates;

•	The extent of inflation on operating expenses;

•	The Company’s ability to reduce various expenses as a percentage of revenues;

•	The Company’s continuing ability to pay amounts due to its noteholders and preferred unitholders prior to any distribution to holders of its Units;

•	The cost to complete and lease-up pending developments;

•	The Company’s continued access to adequate credit facilities or other debt financing on acceptable terms; and

•	The demand from the Company’s customers for office-related services.

      During the nine months ended September 30, 2000, the Company completed the following key transactions:

•	Acquired Cornerstone Partnership (see “Cornerstone Merger” below for additional information);

•	Converted its existing $1.0 billion revolving credit facility into a Term Loan and obtained a new $1.0 billion revolving Line of Credit in connection with the Cornerstone Merger;

•	Acquired through a joint venture a 45% general partner equity interest and a debt interest in a limited partnership that owns 1301 Avenue of the Americas, a 1.77 million square foot office building located in Midtown Manhattan in New York. The Company’s share of the investment was approximately $163.2 million;

•	Sold 11 parking facilities for approximately $180.0 million;

•	Sold six office properties and a development parcel for approximately $124.7 million;

•	Sold a 49.9% interest in Bank of America Tower for approximately $209.6 million;

•	Issued a total of $1,185 million of unsecured notes in three separate offerings;

•	Obtained a $190 million mortgage note on Park Avenue Tower and 850 Third Avenue;

•	Invested approximately $75.0 million in convertible preferred stock of HQ Global Workplaces, Inc., a provider of temporary office suites; and

•	Invested approximately $8.0 million in preferred stock of Captivate, a provider of video screens in elevator cabs.

Results of Operations

General

      The following discussion is based primarily on the Consolidated Financial Statements of the Company as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999.

      The Company receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities.

      Below is a summary of the Company’s acquisition and disposition activity since January 1, 1999. The buildings and total square feet shown include Properties the Company owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partner’s share of the square feet of these Properties, the Company effectively owned approximately 93.0 million square feet of office space as of September 30, 2000.

	Office Properties		Parking Facilities

		Total Square
	Buildings	Feet	Garages	Spaces

Properties owned as of:

January 1, 1999	284	75,100,727	19	18,059

Acquisitions	10	1,947,639	1	2,575

Developments placed in service	4	610,810	1	589

Dispositions	(4)	(668,796)	—	—

Remeasurements	—	25,230	—	42

Reclassifications(1)	—	—	(1)	(759)

December 31, 1999	294	77,015,610	20	20,506

Developments placed in service	1	180,000	—	—

Dispositions	(1)	(247,891)	—	—

Remeasurements	—	20,100	—	—

March 31, 2000	294	76,967,819	20	20,506

Acquisitions	82	18,896,980	—	—

Dispositions	(1)	(87,040)	(11)	(6,992)

Developments placed in service	6	1,504,303	—	—

Remeasurements	—	—	—	730

June 30, 2000	381	97,282,062	9	14,244

Acquisitions	3	2,083,310	—	—

Dispositions	(4)	(399,183)	—	—

Developments placed in service	—	—	—	—

Remeasurements	—	129,011	—	—

September 30, 2000 (“Total Portfolio”)	380	99,095,200	9	14,244

(1)	The 601 Tchoupitoulas garage previously was considered a stand-alone garage and included in the number of parking facilities owned by the Company. Effective with the second quarter of 1999, this garage is no longer considered a stand-alone parking facility.

      As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period to period. Therefore, the Company does not believe its period to period financial data necessarily are comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and changes in the Total Portfolio.

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue, Access services revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended September 30, 2000 to September 30, 1999

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 269 Office Properties and nine Parking Facilities acquired or placed in service on or prior to July 1, 1999.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2000	1999	(Decrease)	Change	2000	1999	(Decrease)	Change

Property revenues	$629,187	$486,561	$142,626	29.3%	$451,210	$424,110	$27,100	6.4%

Fee income	2,699	1,580	1,119	70.8	—	—	—	—

Interest/dividend income	9,415	3,216	6,199	192.8	195	396	(201)	(50.8)

Total revenues	641,301	491,357	149,944	30.5	451,405	424,506	26,899	6.3

Interest expense	156,433	103,035	53,398	51.8	33,016	31,953	1,063	3.3

Depreciation and amortization	119,738	89,405	30,333	33.9	85,674	77,317	8,357	10.8

Property operating expenses	218,039	172,072	45,967	26.7	158,994	151,202	7,792	5.2

Ground rent	2,926	1,728	1,198	69.3	2,525	1,715	810	47.2

General and administrative	24,714	18,964	5,750	30.3	10	(37)	47	(127.0)

Total expenses	521,850	385,204	136,646	35.5	280,219	262,150	18,069	6.9

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net (loss) on sales of real estate and extraordinary items	119,451	106,153	13,298	12.5	171,186	162,356	8,830	5.4

Minority interests	(1,658)	(500)	(1,158)	231.6	(323)	(381)	58	(15.2)

Income from investment in unconsolidated joint ventures	16,862	3,031	13,831	456.3	4,865	2,200	2,665	121.1

Net (loss) on sales of real estate	(4,271)	—	(4,271)	—	—	—	—	—

Extraordinary items	—	(230)	230	(100.0)	—	—	—	—

Net income	$130,384	$108,454	$21,930	20.2%	$175,728	$164,175	$11,553	7.0%

Property revenues less property operating expenses before depreciation and amortization, general and administrative, ground rent and interest expense	$411,148	$314,489	$96,659	30.7%	$292,216	$272,908	$19,308	7.1%

Straight-line rent adjustment	$22,187	$17,122	$5,065	29.6%	$13,583	$12,912	$671	5.2%

Lease termination fees	$2,975	$5,245	$(2,270)	(43.3)%	$2,189	$5,071	$(2,882)	(56.8)%

Property Revenues

      The increase in property revenues in the Core Portfolio resulted from an increase in rental rates and an increase in occupancy. The weighted average occupancy of the Core Portfolio increased from 94.5% at July 1, 1999 to 95.1% at September 30, 2000. This increase represents approximately 0.8 million square feet in the

Core Portfolio between July 1, 1999 and September 30, 2000. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has received these fees in the past, a prediction of the timing or amounts of future fees cannot be made.

Interest/ Dividend Income

      Total Portfolio interest/ dividend income increased primarily as a result of the Company’s $75 million investment in May 2000 in Series A Convertible Cumulative Preferred Stock (the “Series A Preferred Stock”) of HQ Global Workplaces, Inc. (“HQ”) that has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007. The Company also earned interest income from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to the Company.

Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

•	Total debt to total assets increased to 46.4% from 42.4%;

•	Interest coverage ratio decreased to 2.6 times from 2.9 times; and

•	Weighted average interest rate increased to 7.5% from 7.1%.

      Core Portfolio interest expense increased from the prior period due to the financing of Park Avenue Tower and 850 Third Avenue partially offset by the paydown of mortgage debt on certain Properties. Interest expense on the unsecured notes and lines of credit is not reflected in the Core Portfolio.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of increases in real estate taxes and other operating expenses. Real estate taxes increased approximately $3.0 million due to higher property tax assessments, other operating expenses increased approximately $4.8 million primarily due to higher repairs and maintenance costs and general property operating expenses.

General and Administrative Expenses

      General and administrative expenses increased due to an increase in the number of employees at the corporate office as a result of the establishment of new revenue-producing business groups such as Access and the hiring of additional personnel in other corporate groups, primarily the information technology group. In addition, general and administrative expenses increased as a result of hiring additional personnel due to the Cornerstone Merger which was anticipated by the Company. Although general and administrative expenses are expected to increase along with any increase in the size of the Company’s portfolio, it is also anticipated that the Company will realize economies of scale with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the acquisition through a joint venture of an interest in 1301 Avenue of the Americas office property in

August 2000 and the partial sale of twelve Office Properties in December 1999 and one Office Property in June 2000. The Company retained an equity interest in these Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

Comparison of the nine months ended September 30, 2000 to September 30, 1999

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 266 Office Properties and seven Parking Facilities acquired or placed in service on or prior to January 1, 1999.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2000	1999	(Decrease)	Change	2000	1999	(Decrease)	Change

Property revenues	$1,575,851	$1,433,980	$141,871	9.9%	$1,305,357	$1,222,068	$83,289	6.8%

Fee income	7,441	5,487	1,954	35.6	—	—	—	—

Interest/dividend income	23,736	8,303	15,433	185.9	1,407	1,364	43	3.2

Total revenues	1,607,028	1,447,770	159,258	11.0	1,306,764	1,223,432	83,332	6.8

Interest expense	368,268	310,435	57,833	18.6	93,305	100,348	(7,043)	(7.0)

Depreciation and amortization	300,041	264,133	35,908	13.6	243,444	224,180	19,264	8.6

Property operating expenses	538,837	499,179	39,658	7.9	451,851	426,318	25,533	6.0

Ground rent	7,388	5,122	2,266	44.2	6,852	5,085	1,767	34.7

General and administrative	66,454	57,928	8,526	14.7	244	368	(124)	(33.7)

Total expenses	1,280,988	1,136,797	144,191	12.7	795,696	756,299	39,397	5.2

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and extraordinary items	326,040	310,973	15,067	4.8	511,068	467,133	43,935	9.4

Minority interests	(4,142)	(1,398)	(2,744)	196.3	(1,178)	(1,077)	(101)	9.4

Income from investment in unconsolidated joint ventures	41,625	8,081	33,544	415.1	11,075	7,312	3,763	51.5

Net gain on sales of real estate	36,589	8,085	28,504	352.6	—	—	—	—

Extraordinary items	(875)	(10,548)	9,673	(91.7)	(611)	(9,527)	8,916	(93.6)

Net income	$399,237	$315,193	$84,044	26.7%	$520,354	$463,841	$56,513	12.2%

Property revenues less property operating expenses before depreciation and amortization, general and administrative, ground rent and interest expense	$1,037,014	$934,801	$102,213	10.9%	$853,506	$795,750	$57,756	7.3%

Straight-line rent adjustment	$50,419	$48,895	$1,524	3.1%	$39,064	$42,279	$(3,215)	(7.6)%

Lease termination fees	$15,249	$10,501	$4,748	45.2%	$13,850	$7,413	$6,437	86.8%

Property Revenues

      The increase in property revenues in the Core Portfolio resulted from an increase in rental rates partially offset by a slight decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 95.3% at January 1, 1999 to 95.0% at September 30, 2000. This decrease represents approximately 0.3 million square feet in the Core Portfolio between January 1, 1999 and September 30, 2000. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has received these fees in the past, a prediction of the timing or amounts of future fees cannot be made.

Interest/Dividend Income

      Total Portfolio interest/dividend income increased as a result of the Company’s $73.9 million investment in a Tranche B note as part of the Sun America Center debt restructuring in September 1999. The Company’s share of the face amount of the Tranche B note is approximately $136.0 million and the note matures on August 31, 2014. The note accrues interest at a stated rate of 7.25% per annum. The Company also earned dividend revenue from its $75 million investment in May 2000 in Series A Preferred Stock of HQ that has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007. The Company also earned interest income from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to the Company.

Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period and an increase in the weighted average interest rate. In addition, the statistics for each period for the Total Portfolio are as follows:

•	Total debt to total assets increased to 46.4% from 42.4%;

•	Interest coverage ratio decreased to 2.8 times from 2.9 times; and

•	Weighted average interest rate increased to 7.5% from 7.1%.

      Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt on certain Properties. Interest expense on the unsecured notes and lines of credit is not reflected in the Core Portfolio.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during the periods. Core portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of an increase in real estate taxes and other operating expenses. Real estate taxes increased approximately $10.0 million due to higher property tax assessments, repairs and maintenance expense increased approximately $8.1 million and other operating expenses increased approximately $7.4 million, including a one-time charge related to a change in the employee benefit program.

General and Administrative Expenses

      General and administrative expenses increased due to an increase in the number of employees at the corporate office as a result of the establishment of new revenue-producing business groups such as Access and the hiring of additional personnel in other corporate groups, primarily the information technology group. In addition, general and administrative expenses increased as a result of hiring additional personnel due to the Cornerstone Merger which was anticipated by the Company. Although general and administrative expenses are expected to increase along with any increase in the size of the Company’s portfolio, it is also anticipated that the Company will realize economies of scale with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the acquisition through a joint venture of an interest in 1301 Avenue of the Americas office property in August 2000 and the partial sale of twelve Office Properties in December 1999 and one Office Property in June 2000. The Company retained an equity interest in these Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

Property Dispositions

      The Company has disposed or partially disposed of the following office properties and parking facilities since January 1, 1999:

Year	Property

2000	Bank of America Tower(1)	Forbes and Allies Garage(2)
	Sarasota City Center	Juniper/ Locust Garage(2)
	Media Center	Milwaukee Center Garage(2)
	1111 Sansom Street Garage(2)	Riverfront Center(2)
	15th & Sansom Street Garage(2)	Park Plaza
	1602-34 Chancellor Garage(2)	Agoura Hills Business Park
	1616 Sansom Street Garage(2)	Westlake Spectrum Center I & II
	Boston Harbor Garage(2)	Westwood Business Centre
Capital Commons Garage(2)

1999	Atrium Towers	SunTrust Center(1)
	5100 Brookline	Promenade II(1)
	215 Fremont Street	Pasadena Towers(1)
	One Columbus Building	Preston Commons(1)
	10 & 30 South Wacker(1)	Sterling Plaza(1)
Bank One Center(1)

(1)	These Office Properties were partially sold. The Company accounts for its remaining interest in these Office Properties under the equity method of accounting.

(2)	These 11 parking facilities were disposed of on May 17, 2000.

      Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

(Dollars in thousands)	2000	1999	2000	1999

Property revenues	$2,019	$61,808	$33,212	$187,441

Interest income	65	38	82	128

Total revenues	2,084	61,846	33,294	187,569

Interest expense	187	2,907	408	9,101

Depreciation and amortization	107	10,292	5,828	31,569

Property operating expenses	1,447	20,740	10,200	63,447

Ground rent	—	13	—	38

General and administrative	1	—	154	169

Total expenses	1,742	33,952	16,590	104,324

Income before allocation to minority interests, net (loss) gain on sales of real estate and extraordinary items	342	27,894	16,704	83,245

Minority interest — partially owned properties	—	(119)	(1,457)	(322)

Net (loss) gain on sales of real estate and extraordinary items	(4,271)	—	36,325	7,294

Net income	$(3,929)	$27,775	$51,572	$90,217

Property revenues less property operating expenses before depreciation and amortization, general and administrative and interest expense	$572	$41,068	$23,012	$123,994

Liquidity and Capital Resources

Liquidity

      Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company’s partnership agreement generally requires the Company to distribute substantially all of the net cash from operations each quarter and to make reasonable efforts to distribute to the Trust enough cash for it to meet the 95% distribution requirement. Subject to the foregoing, the Company has established annual distribution rates as follows:

•	$1.80 per annum per Unit;

•	8.98% per annum ($2.245 per unit) for each Series A Preferred Unit;

•	5.25% per annum ($2.625 per unit) for each Series B Preferred Unit; and

•	8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit.

      The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and borrowings under its credit facility. The Company also expects that its credit facility will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

      Since the Company’s anticipated distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms or at all.

Debt Financing

      The table below summarizes the mortgage debt, unsecured notes and the lines of credit at September 30, 2000 and December 31, 1999, including a net unamortized (discount)/ premium on mortgage debt of $(20,183) and $10,574, respectively, and a net unamortized (discount)/ premium on unsecured notes of $(1,187) and $47, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

	September 30,	December 31,
(Dollars in thousands)	2000	1999

Debt Summary:

Balance

Fixed rate	$7,669,636	$5,272,608

Variable rate	1,014,276	579,310

Total	$8,683,912	$5,851,918

Percent of total debt:

Fixed rate	88.3%	90.1%

Variable rate	11.7%	9.9%

Total	100.0%	100.0%

Effective interest rate at end of period:

Fixed rate	7.5%	7.1%

Variable rate	7.8%	7.4%

Effective interest rate	7.5%	7.2%

A majority of the variable rate debt shown above bears interest at an interest rate based on various spreads over LIBOR.

Mortgage Financing

      As of September 30, 2000, the Company’s total mortgage debt (excluding the Company’s share of unconsolidated debt of approximately $832.6 million) consisted of approximately $2.9 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $134.3 million of variable rate debt based on various spreads over LIBOR or the prime rate. The Company’s mortgage debt at September 30, 2000 will mature as follows:

Dollars in thousands

2000	$74,573

2001	215,489

2002	177,091

2003	199,645

2004	325,108

Thereafter	1,993,376

Subtotal	2,985,282

Net discount (net of accumulated amortization of $2.1 million)	(20,183)

Total	$2,965,099

      The instruments encumbering the Properties generally restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

Credit Facilities

      The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the Term Loan and the Line of Credit. The Term Loan bears interest at LIBOR plus 80 basis points and matures on May 29, 2001. The net cash proceeds that the Company receives from the disposition of a Property (excluding proceeds from a tax-deferred property disposition), the issuance of unsecured notes or the issuance of Common Shares or Units must be used to repay any amounts outstanding under the Term Loan up to the then current unpaid balance of the Term Loan.

      The remaining cash consideration of the Cornerstone Merger was funded from the Line of Credit which bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also a facility fee of $2.0 million per annum on the Line of Credit payable quarterly. In addition, the Company assumed interest rate protection agreements in the notional amount of $250 million thereby effectively converting a portion of the Line of Credit to a fixed-blended interest rate of 4.6%. The interest rate protection agreements terminate in December 2000 and January 2001.

      As of November 6, 2000, the outstanding balance on the Term Loan and Line of Credit was approximately $325.0 million and $687.6 million, respectively.

      The Trust has guaranteed the outstanding obligations under the Line of Credit and the Term Loan.

Unsecured Notes

      The table below summarizes the Company’s unsecured notes as of September 30, 2000:

		Stated	Effective
Tranche	Amount	Rate	Rate(1)

	(Dollars in
	thousands)

3 Year Notes due 2002	$200,000	6.4%	6.6%

4 Year MOPPRS due 2002(2)	250,000	6.4%	6.3%

5 Year Notes due 2003	300,000	6.4%	6.8%

5 Year Notes due 2004	300,000	6.5%	6.7%

6 Year Notes due 2004	250,000	6.5%	6.7%

7 Year Notes due 2004	30,000	7.2%	7.3%

7 Year Notes due 2005	400,000	6.6%	7.0%

8 Year Notes due 2005	50,000	7.4%	7.7%

6 Year Notes due 2006	500,000	8.4%	8.6%

9 Year Notes due 2006	50,000	7.4%	7.7%

9 Year Notes due 2007	300,000	6.8%	6.8%

10 Year Notes due 2007	50,000	7.4%	7.7%

10 Year Notes due 2008	300,000	6.8%	7.0%

8 Year Notes due 2008(3)	325,000	7.3%	7.6%

10 Year Notes due 2009	500,000	6.8%	6.9%

10 Year Notes due 2010(4)	360,000	8.1%	8.2%

20 Year Notes due 2018	250,000	7.3%	7.6%

30 Year Notes due 2028	225,000	7.3%	7.3%

30 Year Notes due 2029	200,000	7.5%	7.6%

Subtotal	$4,840,000	7.1%	7.3%

Net discount (net of $.1 million accumulated amortization)	(1,187)

Total	$4,838,813

(1)	Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2)	The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

(3)	On August 23, 2000, the Company issued the $325 Million Notes due November 2008. The net proceeds after offering expenses were approximately $314.6 million and were used to repay amounts outstanding on the Term Loan. The $325 Million Notes are exchangeable into Common Shares of the Trust at an exchange rate of $34.00 per share which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and b) such closing price per Common Share. Upon exchange of a $1,000 note for Common Shares of the Trust the Company would issue a corresponding number of Units to the Trust on a one-for-one basis.

(4)	On August 7, 2000, the Company issued the $360 Million Notes due August 1, 2010. The net proceeds after discount and offering expenses were approximately $356.2 million and were used to repay amounts outstanding on the Term Loan.

      The Company previously filed a shelf registration statement, which was declared effective by the SEC on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $2.0 billion of unsecured notes under this registration statement. In August 2000, the Company registered an additional $60 million of unsecured debt securities in connection with the $360 Million Notes Offering.

      The Company filed an additional shelf registration statement, which was declared effective by the SEC on August 31, 2000, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. As of September 30, 2000, the Company had not issued any debt securities under this registration statement.

Restrictions and Covenants

      Agreements or instruments relating to the unsecured notes and lines of credit generally contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

Equity Securities

      A summary of the activity of the Trust’s Common Shares and the Company’s Units during the three months ended September 30, 2000, is as follows:

	Common Shares	Units	Total

Balance at June 30, 2000	301,132,281	45,170,128	346,302,409

Units issued for property acquisitions	—	318,417	318,417

Common Shares retired	(107,956)	—	(107,956)

Units redeemed for Common Shares	2,261,527	(2,261,527)	—

Restricted Shares issued/cancelled, net	(6,500)	—	(6,500)

Common Shares issued through exercise of options	1,628,923	—	1,628,923

Balance at September 30, 2000	304,908,275	43,227,018	348,135,293

Investments in Securities

      The Company owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of common or preferred stock and vested and unvested warrants to acquire common stock. Below is a summary of these investments as of September 30, 2000:

	Square Feet		Capital	Shares	Warrants	Book
Company	(In millions)(d)	Symbol	Investment	Received(e)	Received(e)	Value(f)

			(Dollars in			(Dollars in
			thousands)			thousands)

Allied Riser Corporation	94	ARCC	$3,452	861,720	1,731,875	$17,258

Broadband Office	58	Privately Held	3,500	2,623,365	—	4,936

Captivate	72	Privately Held	9,705	2,253,835	2,373,798	19,870

Cypress	17	CYCO	7,858	828,947	894,164	2,205
HQ Global

Workplaces, Inc.(a)	—	Privately Held	75,061	1,839,497	555,911	75,609

OnSite(b)	22	Privately Held	—	—	—	—
Constellation Real

Technologies(c)	—	Privately Held	2,730	2,729,727	—	2,730

Total			$102,306	11,137,091	5,555,748	$122,608

(a)	In May 2000, the Company invested approximately $75 million in Series A Preferred Stock of HQ. The Series A Preferred Stock has an initial dividend rate of 13.5% per annum which increases by 50 basis points each year. The Series A Preferred Stock is redeemable in 2004, matures in 2007, and may be converted to HQ common stock upon a qualifying merger or initial public offering of HQ. In connection with the investment, the Company and HQ entered into a joint venture agreement to own and develop full service business centers in the Office Properties.

(b)	The Company entered into an agreement with OnSite Access, Inc. (“OnSite”), a facilities-based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for access to the Office Properties, OnSite is obligated to grant the Company warrants to acquire common shares of OnSite for $2.36 per share.

(c)	Constellation Real Technologies is a real estate technology limited liability company created by 11 of the nation’s largest owners, managers and developers of real estate. Constellation Real Technologies was created to sponsor real estate-related Internet, e-commerce and telecommunications enterprises, acquire interests in existing “best of breed” companies, and act as an opportunistic consolidator across property sectors in the real estate technology area. The 11 members have committed to contribute a total of $135 million, with the Company committing to $15 million. In September 2000, Constellation Real Technologies made an investment of $25 million, of which the Company’s contribution was $2.7 million, in FacilityPro.com, a business-to-business electronic marketplace for commercial facility and property management professionals and their suppliers in September 2000.

(d)	Square Feet (in millions) represents the portion of the Company’s Office Properties that is anticipated to be wired by each company in accordance with their respective agreements. These square footage amounts are subject to change upon the signing of additional license agreements. As of September 30, 2000, 62% of the Company’s Office Properties was wired and operational by at least one of the Company’s strategic telecommunications providers. The majority of the Office Properties is currently scheduled to be wired and operational by early 2001.

(e)	Shares received and warrants received may include securities allocable to joint venture partners. The Company may earn additional common/ preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(f)	The Company’s investments in publicly traded companies are adjusted to reflect their market values as of September 30, 2000. The Company’s investments in privately held entities were recorded at estimated fair value when the investment was made.

Access Income

      The Company generates revenue from various sources by providing certain services to its tenants and from investing in companies that also provide tenant services. Below is a table summarizing this income:

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,

(Dollars in thousands)	2000	1999	2000	1999

Revenues:

Other Income

Access services(a)	$2,954	$1,708	$7,540	$4,978

Amortization of deferred revenue(b)	1,969	—	4,134	—

Interest/ Dividend Income

HQ Global Workplaces, Inc	3,079	—	3,951	—

Income from Unconsolidated Joint Venture

Regus Equity Business Centers(c)	(128)	—	(1,180)	—

Total Access Income	$7,874	$1,708	$14,445	$4,978

(a)	Amounts reflected for Access services include income from the following access services: Telecom, Adcom, ATMs, Book Fairs and Vending.

(b)	The Company received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication services access to the Office Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue will be amortized into other income over the terms of the respective license agreements.

(c)	The Company indirectly owns a 47.5% membership interest in this joint venture. The joint venture provides fully furnished offices with short-term, flexible rental agreements to prospective tenants seeking this type of office space.

Cornerstone Merger

      On June 19, 2000, the Trust, the Company, Cornerstone and Cornerstone Partnership consummated the merger of Cornerstone with and into the Trust and the merger of Cornerstone Partnership with and into the Company at a total cost of approximately $4.5 billion. The purchase price consisted of:

(i)	the Trust’s issuance of approximately 51.3 million Common Shares valued at $24.68 per share, and the issuance of share options for a total of approximately $1,271.3 million, of which the Company issued a corresponding number of Units to the Trust on a one-for-one basis;

(ii)	the Company’s issuance of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;

(iii)	the cash redemption of approximately 58.6 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1,053.9 million;

(iv)	the cash redemption of approximately 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, plus accrued but unpaid dividends, for a total of approximately $57.6 million;

(v)	the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;

(vi)	the payment of merger costs of approximately $72.1 million; and

(vii)	the assumption of net liabilities of approximately $9.6 million.

The cash portion of the Cornerstone Merger of approximately $1.2 billion was partially funded from the Term Loan and the Line of Credit. See “Credit Facilities” above for further disclosure.

Market Risk

      Since December 31, 1999, there have been no material changes in the information regarding market risk that was provided in the Company’s Form 10-K for the year ended December 31, 1999.

Capital Improvements

      When acquiring a property, the Company considers capital improvements and revenue enhancing tenant improvements in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the following two years, are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the nine months ended September 30, 2000 were approximately $19.6 million or $0.23 per weighted-average square foot. These amounts exclude capital and tenant improvements of approximately $84.5 million for developments.

      The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the nine months ended September 30, 2000. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

Number of Office Properties	380

Weighted-average rentable square feet (in millions)	85.2

Capital expenditures per square foot	$0.16

Tenant Improvements and Leasing Commission Costs

      The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the nine months ended September 30, 2000. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

For the nine months
ended
September 30,
(Dollars in thousands)	2000(1)

Number of Office Properties	380

Weighted-average rentable square feet (in millions)	85.2

Revenue enhancing tenant improvements and leasing commissions:

Amounts (in thousands)	$39,071

Per square foot improved	$29.48

Per total weighted-average square foot (annualized)	$0.61

Non-revenue enhancing tenant improvements and leasing commissions:

Renewal space:

Amounts (in thousands)	$28,060

Per square foot improved	$6.62

Per total weighted-average square foot (annualized)	$0.44

Retenanted space:

Amounts (in thousands)	$66,616

Per square foot improved	$13.43

Per total weighted-average square foot (annualized)	$1.04

Total non-revenue enhancing (in thousands)	$94,676

Per square foot improved	$10.30

Per total weighted-average square foot (annualized)	$1.48

(1)	The per square foot calculations as of September 30, 2000 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the nine months ended September 30, 2000, divided by the total square footage being improved or total weighted average building square footage. The actual amounts incurred as of September 30, 2000 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

(Dollars in millions)

Revenue enhancing	$23.7

Non-revenue enhancing renewal	$11.6

Non-revenue enhancing retenanted	$65.0

Developments

      The Company currently owns several Properties in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and its credit facility. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. The Properties under development as of September 30, 2000 were as follows:

						Total
		Estimated Placed in	Percent	Square	Costs	Estimated
Property	Location	Service Date(a)	Leased	Feet	Incurred	Costs(a)

					(Dollars in thousands)

Wholly-Owned

Seaport Plaza	Redwood City, CA	4Q/2000	100%	160,000	$35,302	$41,300

Parkside Towers	Foster City, CA	4Q/2001	96%	398,000	53,739	131,400

			97%	558,000	89,041	172,700

Other Developments

San Rafael Corporate Center(b)(c)	San Rafael, CA	3Q/01 and 3Q/03	0%	380,000	28,337	141,500

Foundry Square (f/k/a First and Howard)(b)(d)	San Francisco, CA	1Q/02 — 1Q/03	0%	1,260,000	12,562	439,500

Concar(b)(e)	San Mateo, CA	2Q/2002	100%	203,000	4,859	66,300

Ferry Building(b)(f)	San Francisco, CA	3Q/2002	0%	250,000	6,020	81,200

Larkspur Landing	Larkspur, CA	3Q/2003	0%	168,000	759	45,000

			9%	2,261,000	52,537	773,500

Grand Total/Weighted Average			26%	2,819,000	$141,578	$946,200

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property is expected to undergo a lease-up period. The Total Estimated Costs represent current estimates of total development costs, including amounts required to tenant the Property. These costs are estimates and are subject to change upon or prior to completion of the development. There is currently substantial demand for construction services in the San Francisco Bay area, and binding contracts are not yet in place for a material portion of the anticipated construction. Accordingly, there is the possibility of unanticipated increases in costs or a delay in completion.

(b)	Each of these developments is being undertaken in conjunction with Wilson/ Equity Office, L.L.C., a Delaware limited liability company (“Wilson/ Equity Office”) in which a non-controlled subsidiary of the Company (the “EOP Investor”) owns approximately a 49.9% interest. (The Company owns a 95% economic interest in the EOP Investor). Mr. William Wilson III, a trustee of the Company, indirectly owns, together with members of his immediate family, approximately a 22% interest (and approximately a 30% interest in the promotional interest as described below) in Wilson/ Equity Office through his approximately 44% interest in its managing member, the owner of the remaining 50.1% interest in Wilson/ Equity Office (the “Wilson Investor”). Wilson/ Equity Office owns 40% of the aggregate equity interest owned by it and the EOP Investor in each of these developments. The Wilson Investor is entitled to certain promotional returns after the Company and Wilson/ Equity Office have received 20% cumulative internal rates of return on their investment. The EOP Investor is entitled to purchase the interest of the Wilson Investor subsequent to project stabilization pursuant to a right of first offer mechanism.

      The EOP Investor and the Wilson Investor have committed to contribute $11.2 and $8.8 million respectively in capital to Wilson/ Equity Office, and the EOP Investor has advanced the proceeds of a $1.0 million working capital line to Wilson/ Equity Office. The Board of Trustees of the Trust has also authorized the Company to negotiate and enter into an agreement with Wilson/ Equity Office providing for:

•	an increase in the EOP Investor’s committed capital level to Wilson/ Equity Office from approximately $11.2 million to approximately $38.2 million;

•	an increase in the Wilson Investor’s committed capital level to Wilson/Equity Office from $8.8 million to $35.8 million;

•	the extension of a loan to the Wilson Investor of up to $25.0 million as required to make further capital contributions to Wilson/ Equity Office, secured by substantially all of the interest of the Wilson Investor in Wilson/ Equity Office, and accruing interest at 15% per annum;

•	the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing thirty-six months after initial funding (or earlier at the option of the Company in the event alternative financing sources are available on terms reasonably acceptable to the Wilson Investor and any unrelated third-party investors). The aggregate amount of any such financing would be capped at 70% of budgeted construction costs.

(c)	Wilson/ Equity Office and the Company have currently agreed to proceed with the initial phase only, consisting of approximately 148,600 square feet.

(d)	Wilson/ Equity Office and the Company have commenced construction on only the first of the four contemplated buildings, consisting of approximately 502,200 rentable square feet (482,900 rentable square feet of office and 19,300 rentable square feet of retail). Unrelated third parties are entitled to an approximately 14.0% ownership interest in this building. Unrelated third parties are also entitled to up to a 50% ownership interest in the second and third of the contemplated four buildings and a 20% interest in the fourth of the contemplated four buildings. Upon exercise of the option to acquire the land included in this development, affiliates of the Wilson Investor will be entitled to receive 41,959 Class A Operating Units in the Company and a capital account credit in the aggregate amount of approximately $8.9 million in Wilson/Equity Office. The fourth of the contemplated four buildings is not yet fully entitled. The square footage number shown includes 51,200 square feet of retail space.

(e)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to base rent, in proceeds from the operation and ownership of this development after a ten percent return to lessee, calculated at 40% of proceeds prior to a 14% cumulative return (18% after 2018) and 35% thereafter.

(f)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the ground lessee (8% prior to project stabilization).

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

Funds From Operations

      Management of the Company believes Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), to be an appropriate measure of performance for an equity REIT. While Funds from Operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles (“GAAP”), and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of the Company.

      The following table reflects the calculation of the Company’s Funds from Operations for the three and nine months ended September 30, 2000 and 1999 on an historical basis:

	Three Months Ended
	September 30,

(Dollars in thousands)	2000	1999

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net (loss) on sales of real estate and extraordinary items	$119,451	$106,153

Add back (deduct):

(Income) allocated to minority interests for partially owned properties	(1,658)	(500)

Income from investments in unconsolidated joint ventures	16,862	3,031

Depreciation and amortization (real estate related) (including the company’s share of unconsolidated joint ventures)	126,968	91,171

Put option settlement	(515)	(4,627)

Preferred distributions	(10,884)	(10,907)

Funds from Operations(1)	250,224	184,321

Less deferred rental revenue	(22,187)	(17,122)

Plus deferred rental expense	671	466

Adjusted Funds from Operations	$228,708	$167,665

Cash Flow Provided By (Used For):

Operating Activities	$205,445	$177,750

Investing Activities	$(196,463)	$(126,977)

Financing Activities	$(32,256)	$(66,941)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2000	1999

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and extraordinary items	$326,040	$310,973

Add back (deduct):

(Income) allocated to minority interests for partially owned properties (excluding allocation of gain on sale of real estate)	(2,669)	(1,398)

Income from investments in unconsolidated joint ventures	41,625	8,081

Depreciation and amortization (real estate related) (including the company’s share of unconsolidated joint ventures)	319,052	270,402

Put option settlement	(2,576)	(4,627)

Preferred distributions	(32,464)	(32,695)

Funds from Operations(1)	649,008	550,736

Less deferred rental revenue	(50,419)	(48,895)

Plus deferred rental expense	1,787	1,582

Adjusted Funds from Operations	$600,376	$503,423

Cash Flow Provided By (Used For):

Operating Activities	$583,903	$518,473

Investing Activities	$(1,189,553)	$(367,755)

Financing Activities	$662,392	$(198,049)

(1)	The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of FFO to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. In accordance with this NAREIT Bulletin, the Company will no longer adjust for the amortization of discounts and premiums on mortgages when calculating FFO. Accordingly, the Company restated the prior period data for comparative purposes. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from the “Market Risk” discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

      (a)  Not applicable.

      (b)  Not applicable.

(c)	On August 21, 2000, the Company acquired the remaining interest in the North Loop Transportation Center and the Theater District Garage, two parking facilities located in Chicago, Illinois, from an unaffiliated party for approximately $15.1 million. The purchase price consisted of $12.5 million in cash and 91,406 Units valued at $30.6324 per Unit. The Units were issued in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended, provided under Section 4(2) and Rule 506 of Regulation D.

     On September 8, 2000, the Company purchased the World Trade Center project in Seattle, Washington for approximately $38.6 million. Upon acquisition of the property, the Company repaid a $31.3 million mortgage secured by the property. The remaining acquisition cost was funded through the issuance in a private placement of 227,011 Units valued at $27.89 per Unit for a total of approximately $6.3 million and cash. The Units were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended, provided under Section 4(2) and Rule  506 of Regulation D.

      On August 23, 2000 and September 15, 2000, the Company issued and sold a total of $325,000,000 aggregate principal amount of Senior Exchangeable Notes due November 15, 2008 (the “Notes”), guaranteed as to the payment of principal and interest by the Trust (the “Guarantees” and, together with the Notes, the “Securities”), under an Indenture, dated as of August 23, 2000, among the Company, the Trust and State Street Bank and Trust Company, as trustee, to Salomon Smith Barney Inc. (the “Initial Purchaser”), in a private placement. The Securities were sold to the Initial Purchaser at a price equal to 97% of the principal amount of the Notes. The net proceeds from the sale of the Securities were used to repay a portion of the outstanding balance under the Term Loan. In connection with the issuance and sale of the

Securities, the Company and the Trust relied on the exemptions from registration under the Securities Act of 1933, as amended, provided in Rule 144A and Regulation S.

      On or after November 22, 2000, unless earlier redeemed or repurchased, the Securities are exchangeable into common shares of beneficial interest, $.01 par value per share of the Trust (the “Common Shares”), at an initial exchange price of $34.00 per Common Share, which may be adjusted in specified events. However, if the closing price per Common Share on the New York Stock Exchange at the time a holder exercises its exchange right is less than the exchange price, an exercising holder will receive, instead of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of the exercised Notes would otherwise be exchangeable; and (b) the closing price per Common Share.

      (d)  Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

Exhibit
No.	Exhibit Name

3.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Company
3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Company
4.1	Form of $360,000,000 8.10% Note due August 1, 2010 of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2000)
4.2	Indenture, dated August 23, 2000, by and among the Company, the Trust and State Street Bank and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.3	Registration Rights Agreement, dated as of August 23, 2000, among the Trust, the Company and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.4	Form of Senior Exchangeable Note due November 15, 2008 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.5	Indenture, dated August 29, 2000, by and between the Company and U.S. Bank Trust National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530), filed with the SEC on August 30, 2000)
27.1	Financial Data Schedule

      (b)  Reports on Form 8-K.

      On August 8, 2000, the Company filed a Current Report on Form 8-K, dated August 2, 2000, in connection with its registration statements on Form S-3 (SEC File Nos. 333-58689 and 333-42928), which included certain exhibits related to the completion of a public offering of $360 million aggregate principal amount of 8.10% Notes due August 1, 2010.

      On August 30, 2000, the Company filed a Current Report on Form 8-K, dated August 23, 2000, in connection with the completion on August 23, 2000 of the private placement of $300 million aggregate principal amount of Securities.

      On September 19, 2000, the Company filed a Current Report on Form 8-K, dated September 15, 2000, in connection with the completion on September 15, 2000 of the private placement of an additional $25 million aggregate principal amount of Securities, which were issued pursuant to the partial exercise by the Initial Purchaser of the over-allotment option granted to it on August 23, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By: EQUITY OFFICE PROPERTIES TRUST
its general partner

Date: November 9, 2000

By:	/s/ STANLEY M. STEVENS

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: November 9, 2000

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
No.	Exhibit Name	Number

3.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Company
3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Company
4.1	Form of $360,000,000 8.10% Note due August 1, 2010 of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2000)
4.2	Indenture, dated August 23, 2000, by and among the Company, the Trust and State Street Bank and Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.3	Registration Rights Agreement, dated as of August 23, 2000, among the Trust, the Company and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.4	Form of Senior Exchangeable Note due November 15, 2008 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-47754), filed with the SEC on October 11, 2000)
4.5	Indenture, dated August 29, 2000, by and between the Company and U.S. Bank Trust National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530), filed with the SEC on August 30, 2000)
27.1	Financial Data Schedule