Form 10-K
period 2000-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2001-04-02
CIK 1043866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

(MARK ONE)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000 or

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
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Units held by non-affiliates of the registrant as of March 16, 2001 was $8,949,531,748.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Equity Office Properties Trust's proxy statement for the annual shareholders' meeting to be held in 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1     Business....................................................    3
Item 2     Properties..................................................    9
Item 3     Legal Proceedings...........................................   21
Item 4     Submission of Matters to a Vote of Security Holders.........   21
PART II.
Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................   22
Item 6     Selected Financial Data.....................................   23
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   26
Item 7A    Quantitative and Qualitative Disclosure About Market Risk...   46
Item 8     Financial Statements and Supplementary Data.................   47
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   85
PART III.
Item 10    Directors and Executive Officers of the Registrant..........   85
Item 11    Executive Compensation......................................   85
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   85
Item 13    Certain Relationships and Related Transactions..............   85
PART IV.
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   86

                                     PART I

ITEM 1.  BUSINESS.

                                EOP PARTNERSHIP

     As used herein, the terms "we," "us," "our," or "EOP Partnership" refer to EOP Operating Limited Partnership, a Delaware limited partnership. EOP Partnership is a subsidiary of Equity Office Properties Trust ("Equity Office") which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office and to complete the consolidation of our predecessors. Equity Office completed its initial public offering, or "IPO", on July 11, 1997. We are a fully integrated, self-managed real estate company engaged in acquiring, owning, managing, developing and leasing office properties. Equity Office's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through, EOP Partnership. Equity Office is the general partner of EOP Partnership. Equity Office elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements.

     As of December 31, 2000, we owned or had an interest in 381 office properties containing approximately 99.0 million rentable square feet of office space (the "Office Properties") and owned nine stand-alone parking facilities containing approximately 14,244 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). The weighted average occupancy for the Office Properties at December 31, 2000 was approximately 94.6%. The Office Properties are located in 104 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in central business districts ("CBDs") and 48.7% in suburban markets.

     Our executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     Since Equity Office's IPO, we have invested approximately $13.9 billion, calculated on a cost basis, in acquisitions of institutional quality office properties and parking facilities throughout the United States. During the year ended December 31, 2000, we completed several acquisitions, including our merger with Cornerstone Properties Limited Partnership, in which we acquired 85 office properties containing an aggregate of approximately 21.0 million square feet of rentable space and several vacant land parcels. The aggregate consideration we paid for these acquisitions during 2000 was approximately $4.9 billion, comprised of $1.5 billion in cash, $1.6 billion in Equity Office common shares and units of limited partnership interest in EOP Partnership and $1.8 billion in assumed liabilities.

                               CORNERSTONE MERGER

     On June 19, 2000, we completed the merger of Cornerstone Properties Limited Partnership ("Cornerstone Partnership") with and into EOP Partnership and the merger of Cornerstone Properties Inc. ("Cornerstone") with and into Equity Office (collectively, the "Cornerstone Merger") at a total cost of approximately $4.5 billion comprised of the issuance of Equity Office Common Shares and options, EOP Partnership units, the assumption of debt and assumed liabilities and cash. The cash portion of the Cornerstone Merger of approximately $1.2 billion was funded from EOP Partnership's credit facilities. As a result of the Cornerstone Merger, EOP Partnership acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space.

                             PENDING SPIEKER MERGER

     In February 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and EOP Partnership will acquire Spieker Properties, L.P., Spieker's operating partnership subsidiary (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Properties, L.P.) at approximately $7.2 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $431 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.085 billion in cash and issue approximately 118.6 million new EOP Partnership units and 14.3 million new EOP Partnership preferred units in the transaction. We intend to finance the $1.085 billion cash portion of the purchase price using a combination of available borrowing capacity under our existing credit facility, a new bridge loan facility to be entered into before the closing of the merger and/or through the issuance of senior unsecured notes.

     Following the Spieker Merger, EOP Partnership is expected to own and operate 616 office buildings consisting of 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 13.5 million square feet and its development properties totaling
1.7 million square feet.

     Upon completion of the Spieker Merger, Equity Office will expand its Board of Trustees from 13 to 16 members. The new members will be Warren E. Spieker, Jr., chairman of Spieker, and Co-Chief Executive Officers Craig G. Vought and John A. Foster.

     The Spieker Merger, which will be accounted for using purchase accounting, is subject to the approval of the shareholders of Equity Office and Spieker and the partners of EOP Partnership and Spieker Partnership, as applicable, and to other customary conditions.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value in order to maximize unitholder value. We intend to achieve this objective by owning and operating high-quality office buildings and providing a superior level of service to tenants across the United States. We plan on supplementing this strategy through Access, a strategic business service unit that provides customers access to various business products and services.

     INTERNAL GROWTH. We believe that our future internal growth will come from:

          (a) tenant roll-over at increased rents where market conditions permit;

          (b) lease up of vacant space;

          (c) completion and lease-up of development properties;

          (d) recycling of capital through selective disposition of certain assets and reinvestment in properties or other assets consistent with our long term growth strategy;

          (e) ancillary revenues generated from providing business products and services to tenants through Access;

          (f) reduction of various expenses as a percentage of revenues; and

          (g) increased capital market efficiencies.

     As of December 31, 2000, 4.3 million rentable square feet of our office property space was vacant. During the period from December 31, 2000 through December 31, 2005, there are 6,088 leases for approximately 57.6 million rentable square feet of space that are scheduled to expire. As of December 31, 2000, the average rent for this space was $26.83 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     As of December 31, 2000, we have more than 2.7 million square feet of projects in our development pipeline. We have continued to prudently pursue projects with local development experts where customer need is evident and market conditions warrant.

     In addition to our current development pipeline, we own various undeveloped land parcels on which approximately seven million square feet of office space could be developed, assuming our receipt of all-necessary permits, licenses and approvals. Our policy is to develop land only when market conditions warrant. Although we may develop some properties ourselves, a portion of this activity may be conducted with joint venture partners.

     EXTERNAL GROWTH. Assuming that capital is available to us on reasonable terms, we expect to actively pursue, over the long term, acquisitions of additional office properties. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for our equity or debt securities. These acquisitions may be customary real estate transactions, joint ventures, and/or mergers or other business combinations.

                                   EMPLOYEES

     As of December 31, 2000, we had approximately 2,061 employees providing in-house expertise in:

     - property management;
     - Access and business development;
     - leasing;
     - finance;
     - tax;
     - acquisition;
     - development;
     - disposition;
     - marketing;
     - accounting;
     - information systems; and
     - law

     The seven executive officers of Equity Office have an average tenure of
11.5 years with Equity Office or its affiliates and an average of 22 years experience in the real estate industry.

                 EXECUTIVE AND SENIOR OFFICERS OF EQUITY OFFICE

     As of March 16, 2001, the following executive and senior officers of Equity Office held the offices indicated.

NAME                             AGE   OFFICE HELD
-------------------------------  ---   -----------------------------------------------------------
Timothy H. Callahan............  50    President and Chief Executive Officer
Richard D. Kincaid.............  39    Executive Vice President and Chief Financial Officer
Michael A. Steele..............  54    Executive Vice President -- Real Estate Operations and
                                       Chief Operating Officer
Stanley M. Stevens.............  52    Executive Vice President, Chief Legal Counsel and Secretary
David A. Helfand...............  37    Executive Vice President -- Business Development
Sybil J. Ellis.................  48    Executive Vice President -- Real Estate Investments
David H. Naus..................  46    Executive Vice President -- Real Estate Investments
Peter H. Adams.................  54    Senior Vice President -- Strategic Planning and Operations
Christopher P. Mundy...........  39    Senior Vice President -- Strategic Planning and Operations
Thomas Q. Bakke................  46    Senior Vice President -- New York/Washington D.C. Region
Stephen M. Briggs..............  42    Senior Vice President -- Chief Accounting Officer
M. Patrick Callahan............  40    Senior Vice President -- Seattle Region
Robert E. Dezzutti.............  40    Senior Vice President -- Los Angeles Region
Maureen O. Fear................  44    Senior Vice President and Treasurer
Debra L. Ferruzzi..............  41    Senior Vice President and Executive Advisor
Frank Frankini.................  46    Senior Vice President -- Engineering & Construction
Mark P. Geisreiter.............  39    Senior Vice President -- San Francisco Region
Donald J. Huffner, Jr. ........  43    Senior Vice President -- Atlanta Region
Peter D. Johnston..............  44    Senior Vice President -- Houston Region
Kim J. Koehn...................  45    Senior Vice President -- Denver Region
Lawrence J. Krema..............  40    Senior Vice President -- Human Resources
Frances P. Lewis...............  47    Senior Vice President -- Corporate Communications
Diane M. Morefield.............  42    Senior Vice President -- Investor Relations
Scott T. Morey.................  36    Senior Vice President -- Chief Information Officer
Arvid A. Povilaitis............  41    Senior Vice President -- Chicago Region
Ross G. Satterwhite............  40    Senior Vice President -- Business Development Investments
John C. Schneider..............  42    Senior Vice President -- Legal and Associate General
                                       Counsel for Property Operations
Mark E. Scully.................  43    Senior Vice President -- Customer Solutions
Michael E. Sheinkop............  38    Senior Vice President -- Business Development Access
David P. Spence................  41    Senior Vice President -- Accounting
Maryann Gilligan Suydam........  51    Senior Vice President -- Boston Region

     Set forth below are biographical information for each of the executive officers of Equity Office:

     Timothy H. Callahan has been a trustee, President and Chief Executive Officer of Equity Office since October 1996. Mr. Callahan also has held the following positions:

     - Served on the Board of Managers and was the Chief Executive Officer of Equity Office Holdings, L.L.C ("EOH"), and Equity Office Properties, L.L.C. ("EOP LLC"), predecessors of Equity Office, from August 1996 until October 1997;
     - Executive Vice President and Chief Financial Officer of Equity Group Investments, Inc. ("EGI"), an owner, manager and financier of real estate and corporate investments, from January 1995 until August 1996;
     - Executive Vice President of EGI from November 1994 through January 1995;
     - Senior Vice President of EGI from July 1992 until November 1994;

     - Vice President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, in Youngstown, Ohio, from July 1988 until July 1992; and
     - Employed by Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of Equity Office since March 1997 and has also held the following positions:

     - Senior Vice President and Chief Financial Officer of Equity Office from October 1996 until March 1997;
     - Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997;
     - Senior Vice President of EGI from February 1995 until July 1995;
     - Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995;
     - Senior Vice President -- Finance for EGI from December 1993 until July 1994;
     - Vice President -- Finance for EGI from August 1990 until December 1993;
       and
     - Vice President for Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Michael A. Steele has been Executive Vice President -- Real Estate Operations and Chief Operating Officer of Equity Office since March 1998 and has also held the following positions:

     - Executive Vice President -- Real Estate Operations of Equity Office from October 1996 until February 1998;
     - President and Chief Operating Officer of EOP LLC from July 1995 until October 1997;
     - Executive Vice President of EOH from July 1995 until October 1997;
     - President and Chief Operating Officer of Equity Office Properties, Inc., a subsidiary of EGI, which provided real estate property management services ("EOP, Inc."), from November 1993 through October 1995;
     - President and Chief Executive Officer of First Office Management, a former division of Equity Property Management, Inc., that provided real estate property management services ("FOM"), from June 1992 until October 1993; and
     - Senior Vice President and regional director for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from April 1987 until June 1992.

     Stanley M. Stevens has been Executive Vice President and Chief Legal Counsel and Secretary of Equity Office since October 1996 and has also held the following positions:

     - Executive Vice President and General Counsel of EOH from September 1996 until October 1997;
     - Vice President of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois, that has since dissolved, from December 1993 until September 1996; and
     - Partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

     David A. Helfand has been Executive Vice President -- Business Development of Equity Office since February 2000 and has also held the following positions:

     - Senior Vice President -- New Business Development from July 1998 to February 2000;
     - Managing Director of Equity International Properties, Ltd. a real estate investment company from December 1997 until July 1998;
     - Chief Executive Officer of Manufactured Home Communities, Inc. from August 1996 until December 1997;
     - President of Manufactured Home Communities, Inc. from January 1995 until July 1996;
     - Chief Financial Officer of Manufactured Home Communities, Inc. from December 1992 until February 1995;
     - Vice President of Manufactured Home Communities, Inc. from March 1994 until January 1995; and
     - Member of the Board of Directors of Manufactured Home Communities, Inc. since May 1995.

     Sybil J. Ellis has been Executive Vice President -- Real Estate Investments of Equity Office since November 2000 and has also held the following positions:

     - Senior Vice President -- Real Estate Investments from December 1999 to November 2000;
     - Senior Vice President -- Acquisitions from March 1997 to December 1999
     - Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997
     - Senior Vice President -- Acquisitions of EOP, Inc. from July 1994 through July 1995;
     - Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994; and
     - Vice President -- Acquisitions of EAM from March 1990 until October 1993.

     David H. Naus has been Executive Vice President -- Real Estate Investments of Equity Office since November 2000 and has also held the following positions:

     - Senior Vice President -- Real Estate Investments from December 1999 to November 2000;
     - Senior Vice President -- Acquisitions from March 1997 to December 1999;
     - Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997;
     - Vice President -- Acquisitions of EOH from July 1995 until December 1995;
     - Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995;
     - Vice President -- Acquisitions of EAM from November 1992 until November 1993; and
     - Vice President of EAM from October 1988 until November 1992.

                                  COMPETITION

     The leasing of real estate is highly competitive. EOP Partnership's properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of improvements. EOP Partnership also experiences competition when attempting to acquire interests in desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, EOP Partnership competes for acquisition of building sites or redevelopment opportunities with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

                               INDUSTRY SEGMENTS

     EOP Partnership's primary business is the ownership and operation of Office Properties. EOP Partnership's long-term tenants are in a variety of businesses and no single tenant is significant to EOP Partnership's business. Information related to this segment for the years ended December 31, 2000, 1999 and 1998 is set forth in note 18 to the consolidated financial statements that are part of this report.

ITEM 2.  PROPERTIES.

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the Financial Statements set forth in Item 8.

GENERAL

     EOP Partnership's portfolio, based on revenue and square footage, is the largest portfolio of office properties of any full-service office company in the United States. As of December 31, 2000, EOP Partnership owned or had an interest in 381 Office Properties containing approximately 99.0 million rentable square feet of office space and owned nine stand-alone Parking Facilities containing approximately 14,244 parking spaces. The Office Properties are located in 104 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in CBDs and approximately 48.7% in suburban markets. As of December 31, 2000, the Office Properties were, on a weighted average basis, 94.6% occupied by a total of 7,153 tenants, with no single tenant accounting for more than 1.9% of EOP Partnership's aggregate annualized rent or 1.5% of the aggregate occupied square feet, except for the U.S. General Services Administration, which accounted for 2.2% of annualized rent and 2.5% of the occupied square feet.

     All property data are as of December 31, 2000.

OFFICE PROPERTIES BY REGION

                                                   APPROXIMATE     PERCENT OF TOTAL                   ANNUALIZED
                                       NUMBER OF    RENTABLE      PORTFOLIO RENTABLE    PERCENT          RENT
                                       BUILDINGS   SQUARE FEET       SQUARE FEET        OCCUPIED   (IN THOUSANDS)(A)
                                       ---------   -----------   --------------------   --------   -----------------
Chicago..............................      40      17,170,192            17.3%            93.5%       $  405,439
Boston...............................      55      13,038,201            13.2%            99.2%          433,731
New York.............................      14       6,800,556             6.9%            98.4%          277,000
Washington...........................      38       8,296,962             8.4%            97.4%          220,297
Atlanta..............................      50      10,060,933            10.2%            91.2%          193,934
Houston..............................      34      11,599,431            11.7%            87.5%          208,494
Denver...............................      22       5,181.569             5.2%            92.7%           95,515
Seattle..............................      24       8,133,094             8.2%            96.6%          211,874
Los Angeles..........................      28       7,452,994             7.5%            92.2%          183,385
San Francisco........................      76      11,262,062            11.4%            98.4%          372,361
                                          ---      ----------           -----             ----        ----------
Portfolio Total/Weighted Average.....     381      98,995,994           100.0%            94.6%       $2,602,030
                                          ===      ==========           =====             ====        ==========

                                         PERCENT OF                  ANNUALIZED RENT
                                          PORTFOLIO      NUMBER OF    PER OCCUPIED
                                       ANNUALIZED RENT    LEASES     SQUARE FOOT(A)
                                       ---------------   ---------   ---------------
Chicago..............................        15.6%         1,214         $25.25
Boston...............................        16.7%           783          33.55
New York.............................        10.7%           254          41.40
Washington...........................         8.5%           577          27.26
Atlanta..............................         7.5%           618          21.14
Houston..............................         8.0%         1,056          20.53
Denver...............................         3.7%           487          19.88
Seattle..............................         8.1%           656          26.97
Los Angeles..........................         7.1%           672          26.69
San Francisco........................        14.3%           836          33.61
                                            -----          -----         ------
Portfolio Total/Weighted Average.....       100.0%         7,153         $27.77
                                            =====          =====         ======

---------------

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 2000, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates.

OFFICE PROPERTY STATISTICS

     Certain Properties are encumbered with mortgages. See Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2000 in Item 14(a)(2) for this information.

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
CHICAGO REGION
Chicago
 Central Loop
   161 North Clark...........................       1            1992     1,010,520         1.0%      100.0%       26,666
 LaSalle Street
   30 North LaSalle(b).......................       1       1974/1990       909,245         0.9%       99.8%       22,172
 West Loop
   10 & 30 South Wacker Drive(d).............       2       1983-1987     2,003,288         2.0%       98.9%       68,895
   101 North Wacker..........................       1       1980/1990       575,294         0.6%      100.0%       13,736
   200 West Adams............................       1       1985/1996       677,222         0.7%       90.0%       14,237
   Civic Opera House.........................       1       1929/1996       841,778         0.9%       97.9%       16,358
   One North Franklin........................       1            1991       617,592         0.6%       98.8%       15,660
 Lake County
   Corporate 500 Centre......................       4       1986/1990       655,872         0.7%       96.3%       17,831
   Tri-State International...................       5            1986       546,263         0.6%       95.0%       12,402
 O'Hare
   1700 Higgins Centre.......................       1            1986       134,283         0.1%       94.5%        2,557
   Presidents Plaza..........................       4       1980-1982       818,712         0.8%       99.5%       19,172
 Oak Brook
   AT&T Plaza................................       1            1984       224,847         0.2%       93.0%        4,686
   Oakbrook Terrace Tower....................       1            1988       772,928         0.8%       94.6%       18,217
   One Lincoln Centre........................       1            1986       294,972         0.3%       78.0%        6,669
   Westbrook Corporate Center................       5       1985-1996     1,107,372         1.1%       84.7%       27,454
Cleveland
 Downtown
   BP Tower..................................       1            1985     1,270,204         1.3%       94.0%       21,248
Columbus
 Suburban
   Community Corporate Center................       1            1987       250,169         0.3%       94.1%        4,759
   One Crosswoods............................       1            1984       129,583         0.1%       86.4%        1,711
Indianapolis
 Downtown
   Bank One Center(b)(d).....................       2            1990     1,057,877         1.1%       94.9%       21,497
Minneapolis
 I-494
   Northland Plaza...........................       1            1985       296,967         0.3%       95.7%        7,899
 Minneapolis CBD
   LaSalle Plaza.............................       1            1991       588,908         0.6%       99.2%       16,161
   Norwest Center(d).........................       1            1988     1,117,439         1.1%       99.8%       28,838
   U.S. Bancorp Center(e)....................       1            2000       929,694         0.9%       55.0%        9,389
St. Louis
 Mid County
   Interco Corporate Tower...................       1            1986       339,163         0.3%       88.5%        7,225
                                                  ---                    ----------       -----       -----     ---------
CHICAGO REGION TOTAL/WEIGHTED AVERAGE........      40                    17,170,192        17.3%       93.5%      405,439
                                                  ---                    ----------       -----       -----     ---------
BOSTON REGION
Boston
 Back Bay
   222 Berkeley Street(d)....................       1            1991       530,844         0.5%       97.9%       19,045
   500 Boylston Street(d)....................       1            1988       714,513         0.7%       98.9%       30,795
 East Cambridge
   One Canal Park............................       1            1987        98,607         0.1%      100.0%        3,271
   One Memorial Drive........................       1            1985       352,905         0.4%       99.8%       13,201
   Riverview I & II..........................       2       1985-1986       263,892         0.3%       97.6%        7,798
   Ten Canal Park............................       1            1987       110,843         0.1%      100.0%        2,638

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
CHICAGO REGION
Chicago
 Central Loop
   161 North Clark...........................      1.0%        46      $26.39
 LaSalle Street
   30 North LaSalle(b).......................      0.9%        85      $24.43
 West Loop
   10 & 30 South Wacker Drive(d).............      2.6%       112      $34.77
   101 North Wacker..........................      0.5%        29      $23.88
   200 West Adams............................      0.5%        63      $23.35
   Civic Opera House.........................      0.6%       191      $19.85
   One North Franklin........................      0.6%        40      $25.67
 Lake County
   Corporate 500 Centre......................      0.7%        37      $28.24
   Tri-State International...................      0.5%        41      $23.90
 O'Hare
   1700 Higgins Centre.......................      0.1%        57      $20.16
   Presidents Plaza..........................      0.7%        13      $23.54
 Oak Brook
   AT&T Plaza................................      0.2%        25      $22.40
   Oakbrook Terrace Tower....................      0.7%        51      $24.92
   One Lincoln Centre........................      0.3%        31      $28.98
   Westbrook Corporate Center................      1.1%        89      $29.27
Cleveland
 Downtown
   BP Tower..................................      0.8%        39      $17.80
Columbus
 Suburban
   Community Corporate Center................      0.2%        30      $20.22
   One Crosswoods............................      0.1%        14      $15.28
Indianapolis
 Downtown
   Bank One Center(b)(d).....................      0.8%        67      $21.42
Minneapolis
 I-494
   Northland Plaza...........................      0.3%        51      $27.80
 Minneapolis CBD
   LaSalle Plaza.............................      0.6%        35      $27.67
   Norwest Center(d).........................      1.1%        24      $25.87
   U.S. Bancorp Center(e)....................      0.4%        14      $18.36
St. Louis
 Mid County
   Interco Corporate Tower...................      0.3%        30      $24.06
                                                 -----      -----      ------
CHICAGO REGION TOTAL/WEIGHTED AVERAGE........     15.6%     1,214      $25.25
                                                 -----      -----      ------
BOSTON REGION
Boston
 Back Bay
   222 Berkeley Street(d)....................      0.7%        26      $36.65
   500 Boylston Street(d)....................      1.2%        12      $43.57
 East Cambridge
   One Canal Park............................      0.1%         9      $33.17
   One Memorial Drive........................      0.5%        13      $37.47
   Riverview I & II..........................      0.3%         8      $30.27
   Ten Canal Park............................      0.1%         1      $23.80

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
 Financial District
   100 Summer Street.........................       1       1974/1990     1,034,605         1.0%      100.0%       35,056
   125 Summer Street.........................       1            1989       463,603         0.5%       95.5%       17,777
   150 Federal Street........................       1            1988       529,730         0.5%      100.0%       17,760
   175 Federal Street........................       1            1977       207,366         0.2%       97.3%        6,486
   2 Oliver Street-147 Milk Street...........       1            1988       270,302         0.3%       99.6%        6,955
   225 Franklin Street.......................       1       1966/1996       916,722         0.9%      100.0%       38,320
   28 State Street...........................       1       1968/1997       570,040         0.6%      100.0%       24,260
   Sixty State Street(b)(j)..................       1            1979       824,305         0.8%      100.0%       29,953
   75-101 Federal Street(c)..................       2            1988       813,195         0.8%      100.0%       29,796
   One Post Office Square(d).................       1            1981       765,296         0.8%      100.0%       26,054
   Rowes Wharf(b)(d)(j)......................       3            1987       344,698         0.3%       94.6%       12,453
   Russia Wharf..............................       1       1978-1982       313,333         0.3%      100.0%        7,531
   South Station(b)..........................       1            1988       184,183         0.2%       99.9%        6,182
 Government Center
   Center Plaza..............................       1            1969       650,406         0.7%       99.0%       20,193
 Northeast
   Crosby Corporate Center...................       6            1996       336,601         0.3%      100.0%        6,154
   Crosby Corporate Center II(e).............       3            1998       257,528         0.3%      100.0%        6,141
   New England Executive Park................       8       1970-1985       756,228         0.8%       96.4%       19,634
   New England Executive Park 17.............       1            1979        56,890         0.1%      100.0%        1,516
   The Tower at N.E.E.P......................       1       1971/1999       199,860         0.2%      100.0%        5,299
 West
   175 Wyman.................................       3       1956-1982       335,203         0.3%      100.0%        5,305
   Riverside Center(e).......................       1            2000       494,710         0.5%       99.7%       15,321
   Wellesley Office Park 1-4.................       4       1962-1970       216,420         0.2%       99.5%        6,576
   Wellesley 5-7.............................       3       1972-1984       362,421         0.4%      100.0%       10,422
   Wellesley 8...............................       1       1960/1996        62,952         0.1%      100.0%        1,841
                                                  ---                    ----------       -----       -----     ---------
BOSTON REGION TOTAL/WEIGHTED AVERAGE.........      55                    13,038,201        13.2%       99.2%      433,731
                                                  ---                    ----------       -----       -----     ---------
NEW YORK REGION
New York
 Columbus Circle
   Worldwide Plaza(f)........................       1            1989     1,704,624         1.7%       99.4%       74,073
 Park/Lexington
   Park Avenue Tower(d)......................       1            1986       568,060         0.6%      100.0%       36,228
   Tower 56..................................       1            1983       163,830         0.2%       93.8%        7,334
 Third Avenue
   850 Third Avenue(d).......................       1       1960/1996       568,867         0.6%      100.0%       18,788
 Madison Avenue
   527 Madison Avenue........................       1            1986       215,332         0.2%       99.6%       12,059
 Rockefeller Center
   1301 Avenue of Americas(d)(j).............       1       1963/1970     1,765,694         1.8%       98.4%       81,354
Stamford
 Shelton
   Shelton Pointe............................       1       1985/1993       159,853         0.2%       98.0%        2,877
 Stamford
   One Stamford Plaza........................       1       1986/1994       214,136         0.2%      100.0%        6,202
   Two Stamford Plaza........................       1       1986/1994       251,510         0.3%       98.2%        7,527
   Three Stamford Plaza......................       1       1980/1994       242,732         0.2%      100.0%        6,061
   Four Stamford Plaza.......................       1       1979/1994       261,195         0.3%      100.0%        6,617
   177 Broad Street..........................       1            1989       188,029         0.2%       97.9%        4,561
   300 Atlantic Street.......................       1       1987/1996       270,497         0.3%      100.0%        7,961
   Canterbury Green(b).......................       1            1987       226,197         0.2%       78.3%        5,355
                                                  ---                    ----------       -----       -----     ---------
NEW YORK REGION TOTAL/WEIGHTED AVERAGE.......      14                     6,800,556         6.9%       98.4%      277,000
                                                  ---                    ----------       -----       -----     ---------
WASHINGTON, D.C. REGION
Philadelphia
 Center City
   1601 Market...............................       1            1970       681,289         0.7%       96.3%       12,343
   1700 Market...............................       1            1969       841,172         0.8%       96.8%       17,283
 Conshohocken
   Four Falls................................       1            1988       254,355         0.3%      100.0%        6,875
 King of Prussia/Valley Forge
   Oak Hill Plaza............................       1            1982       164,360         0.2%       95.8%        3,066
   Walnut Hill Plaza.........................       1            1985       150,571         0.2%       92.0%        3,118

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
 Financial District
   100 Summer Street.........................      1.3%        32      $33.88
   125 Summer Street.........................      0.7%        29      $40.17
   150 Federal Street........................      0.7%        25      $33.53
   175 Federal Street........................      0.2%        23      $32.15
   2 Oliver Street-147 Milk Street...........      0.3%        37      $25.84
   225 Franklin Street.......................      1.5%        19      $41.80
   28 State Street...........................      0.9%        25      $42.56
   Sixty State Street(b)(j)..................      1.2%        28      $36.35
   75-101 Federal Street(c)..................      1.1%        64      $36.64
   One Post Office Square(d).................      1.0%        49      $34.04
   Rowes Wharf(b)(d)(j)......................      0.5%        35      $38.18
   Russia Wharf..............................      0.3%        45      $24.04
   South Station(b)..........................      0.2%        32      $33.60
 Government Center
   Center Plaza..............................      0.8%        68      $31.35
 Northeast
   Crosby Corporate Center...................      0.2%         6      $18.28
   Crosby Corporate Center II(e).............      0.2%        11      $23.84
   New England Executive Park................      0.8%        76      $26.94
   New England Executive Park 17.............      0.1%         3      $26.64
   The Tower at N.E.E.P......................      0.2%        17      $26.51
 West
   175 Wyman.................................      0.2%         1      $15.83
   Riverside Center(e).......................      0.6%         7      $31.06
   Wellesley Office Park 1-4.................      0.3%        41      $30.55
   Wellesley 5-7.............................      0.4%        40      $28.76
   Wellesley 8...............................      0.1%         1      $29.24
                                                 -----      -----      ------
BOSTON REGION TOTAL/WEIGHTED AVERAGE.........     16.7%       783      $33.55
                                                 -----      -----      ------
NEW YORK REGION
New York
 Columbus Circle
   Worldwide Plaza(f)........................      2.8%        24      $43.71
 Park/Lexington
   Park Avenue Tower(d)......................      1.4%        20      $63.78
   Tower 56..................................      0.3%        41      $47.71
 Third Avenue
   850 Third Avenue(d).......................      0.7%        22      $33.03
 Madison Avenue
   527 Madison Avenue........................      0.5%        18      $56.22
 Rockefeller Center
   1301 Avenue of Americas(d)(j).............      3.1%        16      $46.81
Stamford
 Shelton
   Shelton Pointe............................      0.1%        13      $18.37
 Stamford
   One Stamford Plaza........................      0.2%        13      $28.97
   Two Stamford Plaza........................      0.3%        21      $30.47
   Three Stamford Plaza......................      0.2%        11      $24.97
   Four Stamford Plaza.......................      0.3%         9      $25.33
   177 Broad Street..........................      0.2%        14      $24.77
   300 Atlantic Street.......................      0.3%        17      $29.43
   Canterbury Green(b).......................      0.2%        15      $30.24
                                                 -----      -----      ------
NEW YORK REGION TOTAL/WEIGHTED AVERAGE.......     10.7%       254      $41.40
                                                 -----      -----      ------
WASHINGTON, D.C. REGION
Philadelphia
 Center City
   1601 Market...............................      0.5%        59      $18.82
   1700 Market...............................      0.7%        54      $21.23
 Conshohocken
   Four Falls................................      0.3%        39      $27.04
 King of Prussia/Valley Forge
   Oak Hill Plaza............................      0.1%         3      $19.47
   Walnut Hill Plaza.........................      0.1%        21      $22.52

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
 Main Line
   One Devon Square(b).......................       1            1984        73,267         0.1%       97.0%        1,441
   Two Devon Square(b).......................       1            1985        63,226         0.1%      100.0%        1,101
   Three Devon Square(b).....................       1            1985         6,000         0.0%      100.0%          181
 Plymouth Meeting/Blue Bell
   One Valley Square.........................       1            1982        70,290         0.1%       91.2%        1,294
   Two Valley Square.........................       1            1990        70,622         0.1%       77.8%        1,119
   Three Valley Square.......................       1            1984        84,605         0.1%      100.0%        1,702
   Four & Five Valley Square.................       2            1988        68,321         0.1%       27.2%          398
Washington D.C
 CBD
   1111 19th Street..........................       1       1979/1993       252,014         0.3%       98.1%        7,757
   1620 L Street.............................       1            1989       156,272         0.2%      100.0%        4,540
   One Lafayette Centre......................       1       1980/1993       314,634         0.3%      100.0%       10,398
   Two Lafayette Centre......................       1            1985       130,704         0.1%       97.2%        4,138
 East End
   1333 H Street.............................       1            1982       244,585         0.2%       98.5%        7,480
   Market Square(d)..........................       2            1990       681,051         0.7%       95.6%       29,543
 Alexandria/Old Town
   1600 Duke Street..........................       1            1985        68,770         0.1%      100.0%        1,628
   11 Canal Center...........................       1            1986        70,365         0.1%       98.4%        1,850
   99 Canal Center...........................       1            1986       137,608         0.1%      100.0%        3,719
   TransPotomac Plaza 5......................       1            1983        96,392         0.1%      100.0%        2,360
 Crystal City
   Polk and Taylor Buildings.................       2            1970       902,322         0.9%      100.0%       24,957
 Fairfax/Center
   Centerpointe I & II.......................       2       1988-1990       407,186         0.4%      100.0%        8,460
   Fair Oaks Plaza...........................       1            1986       177,557         0.2%       98.1%        3,918
 Herndon/Dulles
   Northridge I..............................       1            1988       124,319         0.1%      100.0%        3,223
 Reston
   Reston Town Center........................       3            1990       725,798         0.7%       98.0%       22,439
 Rosslyn/Ballston
   1300 North 17th Street....................       1            1980       380,199         0.4%       99.7%       10,494
   1616 North Fort Myer Drive(b).............       1            1974       292,826         0.3%       99.1%        7,880
 Tyson's Corner
   E. J. Randolph............................       1            1983       164,906         0.2%       95.8%        3,950
   John Marshall I...........................       1            1981       261,376         0.3%      100.0%        6,047
   John Marshall III(e)......................       1            2000       180,000         0.2%      100.0%        5,598
                                                  ---                    ----------       -----       -----     ---------
WASHINGTON, D.C. REGION TOTAL/WEIGHTED
 AVERAGE.....................................      38                     8,296,962         8.4%       97.4%      220,297
                                                  ---                    ----------       -----       -----     ---------
ATLANTA REGION
Atlanta
 Buckhead
   Prominence in Buckhead(e).................       1            1999       424,309         0.4%       77.7%        8,650
 CBD
   One Ninety One Peachtree Tower(b)(d)......       1            1991     1,210,608         1.2%       97.9%       29,909
 Central Perimeter
   Central Park..............................       2            1986       615,050         0.6%       80.8%       11,743
   Lakeside Office Park......................       5       1972-1978       390,721         0.4%       95.4%        6,699
   Perimeter Center(b).......................      32       1970-1989     3,333,266         3.4%       91.9%       60,092
 Midtown
   Promenade II(d)...........................       1            1990       774,385         0.8%       98.9%       18,911
 Northwest
   Paces West................................       2            1988       646,471         0.7%       73.9%        9,967
   200 Galleria..............................       1            1985       438,273         0.4%       91.3%        8,863
Charlotte
 Uptown
   Wachovia Center...........................       1       1972/1994       583,424         0.6%       92.5%        6,667
Nashville
 Downtown
   Bank of America Plaza.....................       1       1977/1995       418,686         0.4%       89.3%        5,711

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
 Main Line
   One Devon Square(b).......................      0.1%         7      $20.28
   Two Devon Square(b).......................      0.0%         6      $17.41
   Three Devon Square(b).....................      0.0%         1      $30.10
 Plymouth Meeting/Blue Bell
   One Valley Square.........................      0.0%         5      $20.20
   Two Valley Square.........................      0.0%         7      $20.37
   Three Valley Square.......................      0.1%         9      $20.11
   Four & Five Valley Square.................      0.0%         4      $21.44
Washington D.C
 CBD
   1111 19th Street..........................      0.3%        24      $31.38
   1620 L Street.............................      0.2%        18      $29.05
   One Lafayette Centre......................      0.4%        25      $33.05
   Two Lafayette Centre......................      0.2%        16      $32.56
 East End
   1333 H Street.............................      0.3%        19      $31.04
   Market Square(d)..........................      1.1%        49      $45.38
 Alexandria/Old Town
   1600 Duke Street..........................      0.1%         9      $23.67
   11 Canal Center...........................      0.1%         6      $26.71
   99 Canal Center...........................      0.1%        17      $27.02
   TransPotomac Plaza 5......................      0.1%        13      $24.49
 Crystal City
   Polk and Taylor Buildings.................      1.0%        10      $27.66
 Fairfax/Center
   Centerpointe I & II.......................      0.3%        10      $20.78
   Fair Oaks Plaza...........................      0.2%        25      $22.50
 Herndon/Dulles
   Northridge I..............................      0.1%         1      $25.93
 Reston
   Reston Town Center........................      0.9%        78      $31.53
 Rosslyn/Ballston
   1300 North 17th Street....................      0.4%        18      $27.67
   1616 North Fort Myer Drive(b).............      0.3%        10      $27.15
 Tyson's Corner
   E. J. Randolph............................      0.2%        11      $25.01
   John Marshall I...........................      0.2%         2      $23.13
   John Marshall III(e)......................      0.2%         1      $31.10
                                                 -----      -----      ------
WASHINGTON, D.C. REGION TOTAL/WEIGHTED
 AVERAGE.....................................      8.5%       577      $27.26
                                                 -----      -----      ------
ATLANTA REGION
Atlanta
 Buckhead
   Prominence in Buckhead(e).................      0.3%        19      $26.22
 CBD
   One Ninety One Peachtree Tower(b)(d)......      1.2%        20      $25.24
 Central Perimeter
   Central Park..............................      0.5%        56      $23.64
   Lakeside Office Park......................      0.3%        35      $17.97
   Perimeter Center(b).......................      2.3%       223      $19.61
 Midtown
   Promenade II(d)...........................      0.7%        20      $24.68
 Northwest
   Paces West................................      0.4%        37      $20.85
   200 Galleria..............................      0.3%        63      $22.14
Charlotte
 Uptown
   Wachovia Center...........................      0.3%         8      $12.36
Nashville
 Downtown
   Bank of America Plaza.....................      0.2%        21      $15.28

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
Norfolk
 Norfolk
   Dominion Tower(d).........................       1            1987       403,276         0.4%       93.9%        6,854
Orlando
 Central Business District
   SunTrust Center(d)........................       1            1988       640,741         0.6%       95.7%       16,009
Raleigh/Durham
 South Durham
   University Tower..........................       1       1987/1992       181,723         0.2%       97.2%        3,859
                                                  ---                    ----------       -----       -----     ---------
ATLANTA REGION TOTAL/WEIGHTED AVERAGE........      50                    10,060,933        10.2%       91.2%      193,934
                                                  ---                    ----------       -----       -----     ---------
HOUSTON REGION
Austin
 CBD
   One American Center(b)....................       1            1984       505,770         0.5%       90.1%       11,681
   One Congress Plaza........................       1            1987       517,849         0.5%       95.1%       13,882
   San Jacinto Center........................       1            1987       403,329         0.4%       99.3%       10,625
Dallas
 Far North Dallas
   Colonnade I & II..........................       2       1983-1985       606,615         0.6%       89.5%       13,611
   Colonnade III.............................       1            1998       377,639         0.4%       45.5%        4,556
 Las Colinas
   Computer Associates Tower.................       1            1988       360,815         0.4%       98.3%        7,862
   Texas Commerce Tower......................       1            1985       369,134         0.4%       95.8%        8,840
 LBJ/Quorum
   Four Forest Plaza(d)......................       1            1985       394,324         0.4%       85.2%        5,817
   Lakeside Square...........................       1            1987       397,328         0.4%       91.1%        8,022
   North Central Plaza Three.................       1       1986/1994       346,575         0.4%       76.0%        4,556
 N. Central Expressway
   9400 NCX..................................       1       1981/1995       379,556         0.4%       83.2%        5,449
   Eighty Eighty Central.....................       1       1984/1995       283,707         0.3%       80.0%        4,388
 Preston Center
   Preston Commons(d)........................       3            1986       418,604         0.4%       83.9%        7,557
   Sterling Plaza(d).........................       1       1984/1994       302,747         0.3%       91.2%        5,702
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.......................       2       1974/1993       239,095         0.2%       94.3%        3,212
Houston
 Galleria/West Loop
   San Felipe Plaza(d).......................       1            1984       959,466         1.0%       89.2%       16,616
 North Loop/Northwest
   Brookhollow Central.......................       3       1972-1981       797,971         0.8%       83.3%       12,020
 North/North Belt
   Intercontinental Center...................       1       1983/1991       194,801         0.2%      100.0%        3,468
   Northborough Tower(d).....................       1       1983/1990       207,908         0.2%       98.8%        3,474
 West
   2500 CityWest.............................       1            1982       574,216         0.6%       98.5%       13,022
New Orleans
 CBD
   LL&E Tower................................       1            1987       545,157         0.6%       91.4%        8,862
   Texaco Center.............................       1            1984       619,714         0.6%       71.7%        6,983
 Metairie/ E. Jefferson
   One Lakeway Center........................       1       1981/1996       289,112         0.3%       94.9%        4,806
   Two Lakeway Center........................       1       1984/1996       440,826         0.4%       85.6%        6,948
   Three Lakeway Center......................       1       1987/1996       462,890         0.5%       91.3%        7,330
San Antonio
 Northwest
   Colonnade I...............................       1            1983       168,637         0.2%       91.9%        2,714
   Northwest Center..........................       1       1984/1994       241,248         0.2%       83.9%        3,377
   Union Square..............................       1            1986       194,398         0.2%       85.7%        3,113
                                                  ---                    ----------       -----       -----     ---------
HOUSTON REGION TOTAL/WEIGHTED AVERAGE........      34                    11,599,431        11.7%       87.5%      208,494
                                                  ---                    ----------       -----       -----     ---------
DENVER REGION
Albuquerque
 Uptown
   One Park Square...........................       4            1985       262,035         0.3%       78.2%        3,714

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
Norfolk
 Norfolk
   Dominion Tower(d).........................      0.3%        49      $18.11
Orlando
 Central Business District
   SunTrust Center(d)........................      0.6%        39      $26.12
Raleigh/Durham
 South Durham
   University Tower..........................      0.1%        28      $21.84
                                                 -----      -----      ------
ATLANTA REGION TOTAL/WEIGHTED AVERAGE........      7.5%       618      $21.14
                                                 -----      -----      ------
HOUSTON REGION
Austin
 CBD
   One American Center(b)....................      0.4%        26      $25.62
   One Congress Plaza........................      0.5%        41      $28.19
   San Jacinto Center........................      0.4%        33      $26.53
Dallas
 Far North Dallas
   Colonnade I & II..........................      0.5%        67      $25.08
   Colonnade III.............................      0.2%        14      $26.54
 Las Colinas
   Computer Associates Tower.................      0.3%        14      $22.17
   Texas Commerce Tower......................      0.3%        27      $25.01
 LBJ/Quorum
   Four Forest Plaza(d)......................      0.2%        50      $17.32
   Lakeside Square...........................      0.3%        18      $22.16
   North Central Plaza Three.................      0.2%        31      $17.30
 N. Central Expressway
   9400 NCX..................................      0.2%        61      $17.26
   Eighty Eighty Central.....................      0.2%        31      $19.34
 Preston Center
   Preston Commons(d)........................      0.3%        72      $21.51
   Sterling Plaza(d).........................      0.2%        66      $20.64
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.......................      0.1%        56      $14.25
Houston
 Galleria/West Loop
   San Felipe Plaza(d).......................      0.6%        90      $19.42
 North Loop/Northwest
   Brookhollow Central.......................      0.5%        45      $18.08
 North/North Belt
   Intercontinental Center...................      0.1%         9      $17.80
   Northborough Tower(d).....................      0.1%        14      $16.92
 West
   2500 CityWest.............................      0.5%        24      $23.03
New Orleans
 CBD
   LL&E Tower................................      0.3%        34      $17.78
   Texaco Center.............................      0.3%        22      $15.71
 Metairie/ E. Jefferson
   One Lakeway Center........................      0.2%        34      $17.51
   Two Lakeway Center........................      0.3%        61      $18.41
   Three Lakeway Center......................      0.3%        46      $17.34
San Antonio
 Northwest
   Colonnade I...............................      0.1%        23      $17.52
   Northwest Center..........................      0.1%        27      $16.69
   Union Square..............................      0.1%        20      $18.68
                                                 -----      -----      ------
HOUSTON REGION TOTAL/WEIGHTED AVERAGE........      8.0%     1,056      $20.53
                                                 -----      -----      ------
DENVER REGION
Albuquerque
 Uptown
   One Park Square...........................      0.1%        38      $18.13

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
Denver
 Downtown
   410 17th Street...........................       1            1978       396,047         0.4%       90.9%        6,645
   Denver Post Tower(b)......................       1            1984       579,999         0.6%       93.3%        9,703
   Dominion Plaza............................       1            1983       571,468         0.6%       93.6%        9,297
   Tabor Center..............................       2            1985       679,281         0.7%       88.0%       14,569
   Trinity Place.............................       1            1983       189,163         0.2%       87.6%        2,550
 Southeast
   4949 South Syracuse.......................       1            1982        62,633         0.1%       89.8%        1,298
   Denver Corporate Center II & III..........       2      1981/93-97       359,607         0.4%       95.3%        7,014
   Metropoint I..............................       1            1987       263,716         0.3%       94.4%        5,831
   Metropoint II(e)..........................       1            1999       150,673         0.2%      100.0%        3,976
   Millennium Plaza..........................       1            1982       330,033         0.3%      100.0%        7,732
   The Quadrant..............................       1            1985       317,218         0.3%       97.9%        7,361
   The Solarium..............................       1            1982       162,817         0.2%       89.0%        3,157
   Terrace Building..........................       1            1982       115,408         0.1%       97.8%        2,351
Phoenix
 Central Corridor
   49 E. Thomas Road(i)......................       1       1974/1993        18,892         0.0%       71.6%          137
   One Phoenix Plaza(g)......................       1            1989       586,403         0.6%      100.0%        8,116
Salt Lake City
 Central Valley East
   U.S. West Dex Center......................       1            1985       136,176         0.1%       76.5%        2,064
                                                  ---                    ----------       -----       -----     ---------
DENVER REGION TOTAL/WEIGHTED AVERAGE.........      22                     5,181,569         5.2%       92.7%       95,515
                                                  ---                    ----------       -----       -----     ---------
SEATTLE REGION
Anchorage
 Midtown
   Calais Office Center(b)...................       2            1975       190,599         0.2%       99.1%        3,781
Portland
 Downtown
   1001 Fifth Avenue(b)......................       1            1980       376,159         0.4%       83.4%        6,480
Seattle
 Bellevue CBD
   110 Atrium Place..........................       1            1981       214,081         0.2%       99.6%        5,512
   City Center Bellevue......................       1            1987       472,585         0.5%       96.3%       12,567
   One Bellevue Center(b)....................       1            1983       360,729         0.4%       98.9%        9,067
   Rainier Plaza(b)..........................       1            1986       410,855         0.4%       96.2%       11,606
   Sunset North Corporate Campus(e)..........       3            1999       465,013         0.5%       99.7%       12,544
   Key Center(d)(e)..........................       1            2000       472,649         0.5%       99.8%       14,498
 1-90 Corridor
   Island Corporate Center...................       1            1987       100,746         0.1%       98.3%        2,470
 CBD
   1111 Third Avenue.........................       1            1980       559,409         0.6%       98.9%       13,597
   Bank of America Tower(d)..................       2            1985     1,537,932         1.6%       92.0%       40,427
   Nordstrom Medical Tower...................       1            1986        98,382         0.1%      100.0%        2,753
   Second and Seneca.........................       2            1991       480,272         0.5%       97.6%       11,779
   Second and Spring Building................       1       1906/1989       130,421         0.1%       98.1%        3,180
   Washington Mutual Tower(b)(d).............       3            1988     1,154,560         1.2%       98.8%       30,376
   Wells Fargo Center........................       1            1983       921,790         0.9%       98.4%       26,266
 Waterfront
   World Trade Center East...................       1            1999       186,912         0.2%      100.0%        4,971
                                                  ---                    ----------       -----       -----     ---------
SEATTLE REGION TOTAL/WEIGHTED AVERAGE........      24                     8,133,094         8.2%       96.6%      211,874
                                                  ---                    ----------       -----       -----     ---------
LOS ANGELES REGION
Los Angeles
 Downtown
   550 South Hope Street.....................       1            1991       566,434         0.6%       88.1%       10,936
   Two California Plaza(b)...................       1            1992     1,329,810         1.3%       86.7%       30,159
 Glendale
   700 North Brand...........................       1            1981       202,531         0.2%       90.9%        5,246
 Pasadena
   Pasadena Towers(d)........................       2         1990-91       439,366         0.4%       92.7%       11,330

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
Denver
 Downtown
   410 17th Street...........................      0.3%        63      $18.47
   Denver Post Tower(b)......................      0.4%        31      $17.93
   Dominion Plaza............................      0.4%        58      $17.37
   Tabor Center..............................      0.6%        98      $24.38
   Trinity Place.............................      0.1%        36      $15.39
 Southeast
   4949 South Syracuse.......................      0.0%         9      $23.08
   Denver Corporate Center II & III..........      0.3%        13      $20.46
   Metropoint I..............................      0.2%        22      $23.41
   Metropoint II(e)..........................      0.2%         9      $26.39
   Millennium Plaza..........................      0.3%         2      $23.43
   The Quadrant..............................      0.3%        33      $23.69
   The Solarium..............................      0.1%        29      $21.80
   Terrace Building..........................      0.1%        23      $20.84
Phoenix
 Central Corridor
   49 E. Thomas Road(i)......................      0.0%         9      $10.16
   One Phoenix Plaza(g)......................      0.3%         1      $13.84
Salt Lake City
 Central Valley East
   U.S. West Dex Center......................      0.1%        13      $19.81
                                                 -----      -----      ------
DENVER REGION TOTAL/WEIGHTED AVERAGE.........      3.7%       487      $19.88
                                                 -----      -----      ------
SEATTLE REGION
Anchorage
 Midtown
   Calais Office Center(b)...................      0.1%        34      $20.02
Portland
 Downtown
   1001 Fifth Avenue(b)......................      0.2%        49      $20.65
Seattle
 Bellevue CBD
   110 Atrium Place..........................      0.2%        26      $25.84
   City Center Bellevue......................      0.5%        67      $27.61
   One Bellevue Center(b)....................      0.3%        27      $25.43
   Rainier Plaza(b)..........................      0.4%        53      $29.37
   Sunset North Corporate Campus(e)..........      0.5%         9      $27.04
   Key Center(d)(e)..........................      0.6%        16      $30.74
 1-90 Corridor
   Island Corporate Center...................      0.1%        19      $24.94
 CBD
   1111 Third Avenue.........................      0.5%        40      $24.57
   Bank of America Tower(d)..................      1.6%       129      $28.58
   Nordstrom Medical Tower...................      0.1%        16      $27.99
   Second and Seneca.........................      0.5%        23      $25.14
   Second and Spring Building................      0.1%         7      $24.86
   Washington Mutual Tower(b)(d).............      1.2%        77      $26.62
   Wells Fargo Center........................      1.0%        62      $28.95
 Waterfront
   World Trade Center East...................      0.2%         2      $26.60
                                                 -----      -----      ------
SEATTLE REGION TOTAL/WEIGHTED AVERAGE........      8.1%       656      $26.97
                                                 -----      -----      ------
LOS ANGELES REGION
Los Angeles
 Downtown
   550 South Hope Street.....................      0.4%        40      $21.93
   Two California Plaza(b)...................      1.2%        43      $26.15
 Glendale
   700 North Brand...........................      0.2%        16      $28.49
 Pasadena
   Pasadena Towers(d)........................      0.4%        36      $27.81

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
 Santa Monica
   429 Santa Monica..........................       1            1982        83,243         0.1%       79.2%        1,963
   Commerce Park(b)..........................       1            1977        94,367         0.1%       74.4%        1,517
   Janss Court...............................       1            1989        92,403         0.1%       97.5%        3,403
   Searise Office Tower......................       1            1975       122,296         0.1%       95.2%        3,653
   Wilshire Palisades(b).....................       1            1981       186,714         0.2%       99.5%        8,436
 Westwood
   10880 Wilshire Boulevard(b)...............       1       1970/1992       534,047         0.5%       96.8%       16,067
   10960 Wilshire Boulevard..................       1       1971/1992       543,804         0.5%       93.3%       15,729
 West San Fernando Valley
   Warner Park Center........................       1            1986        58,183         0.1%       66.3%          914
Orange County
 Irvine Bus Ctr/Tustin/N Irvine
   1920 Main Plaza...........................       1            1988       305,662         0.3%       90.9%        7,329
   2010 Main Plaza...........................       1            1988       280,882         0.3%       97.6%        8,002
 Airport Complex
   18301 Von Karman (Apple Building).........       1            1991       219,537         0.2%       96.5%        5,537
 Anaheim Stadium Area
   500 Orange Tower(h).......................       1            1988       290,765         0.3%       88.9%        5,268
 Eastern Central County
   1100 Executive Tower(b)...................       1            1987       366,747         0.4%       97.9%        7,350
   Lincoln Town Center.......................       1            1987       215,003         0.2%       93.9%        4,280
 Huntington-Seal Bchs/Westminst
   Bixby Ranch...............................       1            1987       277,289         0.3%       86.6%        6,022
San Diego
 Mission Valley
   Centerside II.............................       1            1987       286,940         0.3%       92.9%        5,636
   Crossroads................................       1            1983       133,553         0.1%      100.0%        2,563
 North University (UTC)
   Plaza at La Jolla Village(d)..............       5       1987-1990       635,419         0.6%       98.3%       16,846
   Smith Barney Tower........................       1            1987       187,999         0.2%       99.3%        5,196
                                                  ---                    ----------       -----       -----     ---------
LOS ANGELES REGION TOTAL/WEIGHTED AVERAGE....      28                     7,452,994         7.5%       92.2%      183,385
                                                  ---                    ----------       -----       -----     ---------
SAN FRANCISCO REGION
San Francisco
 Burlingame
   Bay Park Plaza I & II(b)..................       2       1985-1998       257,058         0.3%      100.0%       12,086
   One Bay Plaza.............................       1            1979       176,533         0.2%       95.7%        6,453
 Financial District
   120 Montgomery(d).........................       1            1955       420,310         0.4%       93.5%       12,339
   Bayside Plaza.............................       1            1985        85,432         0.1%      100.0%        3,421
   201 Mission Street........................       1            1981       483,289         0.5%      100.0%       14,103
   150 California(e).........................       1            2000       201,787         0.2%      100.0%       10,874
   201 California............................       1            1980       240,546         0.2%       94.6%        8,574
   580 California............................       1            1984       313,012         0.3%       98.6%       11,543
   301 Howard Street.........................       1            1988       307,396         0.3%       92.3%       10,495
   60 Spear Street...........................       1       1967/1987       133,782         0.1%       96.0%        3,887
   Maritime Plaza............................       1       1967/1990       534,874         0.5%       99.4%       18,494
   One Market................................       1       1976/1995     1,458,808         1.5%       98.6%       53,871
   One Post(d)...............................       1            1969       391,450         0.4%      100.0%       11,241
 Redwood City
   Seaport Centre............................       1            1988       465,955         0.5%      100.0%       18,066
   Seaport Plaza(e)..........................       2            2000       159,350         0.2%      100.0%        4,876
 San Bruno
   Bayhill Office Center.....................       4       1982-1987       514,265         0.5%       99.3%       18,270
 San Mateo
   Peninsula Office Park.....................       7       1971-1998       491,589         0.5%      100.0%       19,438
Oakland
 Berkeley
   Golden Bear Center........................       1            1986       160,587         0.2%      100.0%        4,206
 Concord
   One & Two Corporate Center................       2       1985-1987       328,786         0.3%       94.9%        7,309
 Pleasanton
   PeopleSoft Plaza..........................       1            1984       277,562         0.3%      100.0%        7,538

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
 Santa Monica
   429 Santa Monica..........................      0.1%        26      $29.76
   Commerce Park(b)..........................      0.1%        11      $21.61
   Janss Court...............................      0.1%        17      $37.79
   Searise Office Tower......................      0.1%        25      $31.37
   Wilshire Palisades(b).....................      0.3%        13      $45.43
 Westwood
   10880 Wilshire Boulevard(b)...............      0.6%        45      $31.09
   10960 Wilshire Boulevard..................      0.6%        27      $30.99
 West San Fernando Valley
   Warner Park Center........................      0.0%         7      $23.69
Orange County
 Irvine Bus Ctr/Tustin/N Irvine
   1920 Main Plaza...........................      0.3%        37      $26.37
   2010 Main Plaza...........................      0.3%        30      $29.18
 Airport Complex
   18301 Von Karman (Apple Building).........      0.2%        30      $26.14
 Anaheim Stadium Area
   500 Orange Tower(h).......................      0.2%        42      $20.39
 Eastern Central County
   1100 Executive Tower(b)...................      0.3%        17      $20.47
   Lincoln Town Center.......................      0.2%        20      $21.19
 Huntington-Seal Bchs/Westminst
   Bixby Ranch...............................      0.2%        40      $25.08
San Diego
 Mission Valley
   Centerside II.............................      0.2%        39      $21.15
   Crossroads................................      0.1%        10      $19.19
 North University (UTC)
   Plaza at La Jolla Village(d)..............      0.6%        78      $26.97
   Smith Barney Tower........................      0.2%        23      $27.83
                                                 -----      -----      ------
LOS ANGELES REGION TOTAL/WEIGHTED AVERAGE....      7.1%       672      $26.69
                                                 -----      -----      ------
SAN FRANCISCO REGION
San Francisco
 Burlingame
   Bay Park Plaza I & II(b)..................      0.5%        13      $47.02
   One Bay Plaza.............................      0.2%        46      $38.19
 Financial District
   120 Montgomery(d).........................      0.5%        85      $31.38
   Bayside Plaza.............................      0.1%        11      $40.04
   201 Mission Street........................      0.5%        18      $29.18
   150 California(e).........................      0.4%        11      $53.89
   201 California............................      0.3%         7      $37.69
   580 California............................      0.4%        15      $37.38
   301 Howard Street.........................      0.4%        28      $36.98
   60 Spear Street...........................      0.1%         5      $30.25
   Maritime Plaza............................      0.7%        31      $34.78
   One Market................................      2.1%        88      $37.45
   One Post(d)...............................      0.4%        31      $28.72
 Redwood City
   Seaport Centre............................      0.7%        11      $38.77
   Seaport Plaza(e)..........................      0.2%         1      $30.60
 San Bruno
   Bayhill Office Center.....................      0.7%        43      $35.77
 San Mateo
   Peninsula Office Park.....................      0.7%        33      $39.54
Oakland
 Berkeley
   Golden Bear Center........................      0.2%        17      $26.19
 Concord
   One & Two Corporate Center................      0.3%        56      $23.43
 Pleasanton
   PeopleSoft Plaza..........................      0.3%         4      $27.16

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(A)
--------------                                 ---------   -----------   -----------   -----------   --------   ----------
 San Ramon
   One & Two ADP Plaza.......................       2       1987-1989       300,249         0.3%       98.0%        7,037
   Norris Tech Center........................       3       1984-1990       260,513         0.3%      100.0%        5,325
Sacramento
 CBD
   Wells Fargo Center........................       1            1992       502,365         0.5%       99.5%       15,213
 Point West Tribute
   Exposition Centre.........................       1            1984        72,985         0.1%      100.0%        1,524
San Jose
 CBD
   10 Almaden................................       1            1989       299,685         0.3%       93.1%        9,037
 Campbell
   Pruneyard Office Towers...................       3       1971-1999       354,772         0.4%       99.9%       11,808
   Pruneyard Shopping Center.................       1           1970s       251,903         0.3%       88.4%        5,275
 Mountain View
   Shoreline Technology Park.................      12       1985-1991       726,508         0.7%      100.0%       27,952
 Palo Alto
   Embarcadero Place.........................       4            1984       192,081         0.2%      100.0%        7,396
   Palo Alto Square(b).......................       6       1971/1985       322,228         0.3%      100.0%       12,138
 Santa Clara
   Lake Marriott Business Park...............       7            1981       401,402         0.4%      100.0%        9,046
 Sunnyvale
   Sunnyvale Business Center.................       3            1990       175,000         0.2%      100.0%        3,528
                                                  ---                    ----------       -----       -----     ---------
SAN FRANCISCO REGION TOTAL/WEIGHTED
 AVERAGE.....................................      76                    11,262,062        11.4%       98.4%      372,361
                                                  ---                    ----------       -----       -----     ---------
PORTFOLIO TOTAL/WEIGHTED AVERAGE.............     381                    98,995,994       100.0%       94.6%    2,602,030
                                                  ===                    ==========       =====       =====     =========

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(A)
--------------                                 ----------   ------   ----------
 San Ramon
   One & Two ADP Plaza.......................      0.3%        26      $23.92
   Norris Tech Center........................      0.2%         7      $20.44
Sacramento
 CBD
   Wells Fargo Center........................      0.6%        36      $30.45
 Point West Tribute
   Exposition Centre.........................      0.1%        16      $20.88
San Jose
 CBD
   10 Almaden................................      0.3%        21      $32.39
 Campbell
   Pruneyard Office Towers...................      0.5%        73      $33.33
   Pruneyard Shopping Center.................      0.2%        45      $23.70
 Mountain View
   Shoreline Technology Park.................      1.1%        12      $38.47
 Palo Alto
   Embarcadero Place.........................      0.3%         7      $38.50
   Palo Alto Square(b).......................      0.5%        22      $37.67
 Santa Clara
   Lake Marriott Business Park...............      0.3%        14      $22.54
 Sunnyvale
   Sunnyvale Business Center.................      0.1%         3      $20.16
                                                 -----      -----      ------
SAN FRANCISCO REGION TOTAL/WEIGHTED
 AVERAGE.....................................     14.3%       836      $33.61
                                                 -----      -----      ------
PORTFOLIO TOTAL/WEIGHTED AVERAGE.............    100.0%     7,153      $27.77
                                                 =====      =====      ======

---------------

(a) Annualized Rent per square foot is annualized rent divided by occupied square feet at December 31, 2000. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates.

(b) All or a portion of this Office Property is held subject to a ground lease with the exception of Denver Post Tower which is subject to an air rights lease.

(c) This Office Property is held in a private real estate investment trust in which EOP Partnership and Equity Office own 51.6% of the outstanding shares.

(d) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza, an affiliated party.

(e) The following development properties were placed in service as indicated below:

                                                                     AS OF DECEMBER 31, 2000
                                                                     -----------------------
                                                  PLACE IN SERVICE   % OCCUPIED    % LEASED
                                                  ----------------   -----------   ---------
Metropoint II...................................        May 1999        100.0%       100.0%
Prominence in Buckhead..........................       July 1999         77.7%        98.4%
John Marshall III...............................    January 2000        100.0%       100.0%
Sunset North....................................   December 1999         99.7%        99.7%
Riverside Center................................        May 2000         99.7%        99.7%
Key Center (F.K.A. Three Bellevue)..............        May 2000         99.8%        99.8%
150 California..................................        May 2000        100.0%       100.0%
US Bancorp Center...............................       June 2000         55.0%        90.2%
Seaport Plaza...................................   December 2000        100.0%       100.0%

(f) EOP Partnership's interest in the amenities component of this Office Property is primarily attributed to its ownership of mortgage indebtedness encumbering the theatre/plaza, retail, health club and parking facilities associated therewith.

(g) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly rather than reimbursing EOP Partnership. The amounts shown above for annualized rent include the amounts of reimbursement of expenses paid by EOP Partnership but do not make any adjustments for expenses paid directly by the tenant.

(h) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, EOP Partnership has a mortgage interest in such improvements.

(i) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(j) EOP Partnership's interest, or partial interest in certain cases, in these Office Properties is primarily attributed to its ownership of indebtedness.

PARKING FACILITIES

                                                                                NUMBER OF   NUMBER OF      MANAGEMENT
REGION                         PROPERTY NAME                  CITY      STATE    SPACES      GARAGES        COMPANY
------             --------------------------------------  -----------  -----   ---------   ---------   ----------------
Chicago Region
                   Adams-Wabash Garage(a)                  Chicago       IL          670        1       Standard Parking
                   Theater District Garage(a)              Chicago       IL        1,020        1       Standard Parking
                   203 North LaSalle Garage(a)             Chicago       IL        1,196        1       Standard Parking
New York Region
                   MacArthur Airport(b)                    Islip         NY        3,301        1       Standard Parking
Denver Region
                   517 Marquette Garage(a)                 Minneapolis   MN          593        1       Standard Parking
                   St. Louis Parking Garages(a)(c)         St. Louis     MO        7,464        4       Central Parking
                                                                                 -------        --
TOTAL EOP PARTNERSHIP STAND-ALONE                                                 14,244        9
REMAINDER OF EOP PARTNERSHIP PORTFOLIO                                           160,649       --
                                                                                 -------        --
GRAND TOTAL                                                                      174,893        9
                                                                                 =======        ==

---------------

(a) Each of these Parking Facilities is operated by the designated third-party service company (each a "Service Company") under a lease agreement whereby EOP Partnership and the Service Company share the gross receipts from the parking operation or EOP Partnership receives a fixed payment from the Service Company, and EOP Partnership bears none of the operational expenses.

(b) EOP Partnership owns an interest in this parking facility by assignment of a concession agreement. Under the terms of the agreement, EOP Partnership pays an annual fee based on a percentage of parking revenues.

(c) EOP Partnership has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

LEASE EXPIRATION
(AS OF 12/31/00)

                             2001 AND
                             MONTH TO
                              MONTH           2002           2003           2004           2005           2006           2007
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
BOSTON
Square Feet(1)...........     1,313,959      1,465,425      1,618,016      1,183,704      1,619,992        647,696      1,178,641
% Square Feet(2).........         10.1%          11.2%          12.4%           9.1%          12.4%           5.0%           9.0%
Annualized Rent(3).......    43,464,097     45,827,450     58,210,458     40,339,380     54,112,876     17,912,753     40,289,520
Number of Leases.........           138            143            117            112            120             29             46
Rent Per Square Foot.....  $      33.08   $      31.27   $      35.98   $      34.08   $      33.40   $      27.66   $      34.18
CHICAGO
Square Feet(1)...........       800,488      1,026,776      2,014,652      1,212,961      1,426,991        763,016        454,207
% Square Feet(2).........          7.2%           9.2%          18.0%          10.8%          12.8%           6.8%           4.1%
Annualized Rent(3).......    19,343,185     28,941,912     62,872,108     31,898,641     34,129,006     19,253,691     11,421,425
Number of Leases.........           178            163            188            125            100             55             30
Rent Per Square Foot.....  $      24.16   $      28.19   $      31.21   $      26.30   $      23.92   $      25.23   $      25.15
SAN FRANCISCO
Square Feet(1)...........       773,668        718,681        576,704        858,104      1,057,248        486,603        801,140
% Square Feet(2).........         11.7%          10.8%           8.7%          12.9%          15.9%           7.3%          12.1%
Annualized Rent(3).......    23,525,209     23,624,482     19,389,706     33,470,315     41,318,539     18,790,444     29,678,153
Number of Leases.........            88             92             73             78             61             29             17
Rent Per Square Foot.....  $      30.41   $      32.87   $      33.62   $      39.00   $      39.08   $      38.62   $      37.04
NEW YORK
Square Feet(1)...........       502,462        245,954        212,367        114,731        230,667        443,441         72,780
% Square Feet(2).........         10.1%           4.9%           4.3%           2.3%           4.6%           8.9%           1.5%
Annualized Rent(3).......    29,674,755      8,824,363      9,187,635      5,615,145      9,091,024     19,862,074      2,940,619
Number of Leases.........            21             16             22             17             12              9              6
Rent Per Square Foot.....  $      59.06   $      35.88   $      43.26   $      48.94   $      39.41   $      44.79   $      40.40
SEATTLE
Square Feet(1)...........       688,574        651,875      1,737,403        940,811      1,134,784        370,279        262,367
% Square Feet(2).........          9.1%           8.6%          23.0%          12.4%          15.0%           4.9%           3.5%
Annualized Rent(3).......    16,959,720     16,680,118     46,025,855     26,547,456     35,062,082      8,940,842      7,057,774
Number of Leases.........           123             89            117             72            100             18             14
Rent Per Square Foot.....  $      24.63   $      25.59   $      26.49   $      28.22   $      30.90   $      24.15   $      26.90
WASHINGTON D.C.
Square Feet(1)...........       375,696      1,448,609        582,372        436,816        791,253        265,802        526,080
% Square Feet(2).........          6.5%          25.1%          10.1%           7.6%          13.7%           4.6%           9.1%
Annualized Rent(3).......    11,107,952     39,481,342     17,951,703     13,185,215     27,001,890      9,271,772     12,610,413
Number of Leases.........            60             63             47             38             60             26             17
Rent Per Square Foot.....  $      29.57   $      27.25   $      30.83   $      30.18   $      34.13   $      34.88   $      23.97
ATLANTA
Square Feet(1)...........     1,022,402        757,420        896,664      1,372,749        469,761      1,063,172        234,632
% Square Feet(2).........         13.1%           9.7%          11.4%          17.5%           6.0%          13.6%           3.0%
Annualized Rent(3).......    22,502,408     17,308,289     18,810,675     26,528,265     10,780,386     25,407,767      4,759,569
Number of Leases.........           125             98             81             61             58             17             10
Rent Per Square Foot.....  $      22.01   $      22.85   $      20.98   $      19.32   $      22.95   $      23.90   $      20.29
SAN JOSE
Square Feet(1)...........       475,865        129,951        194,313        254,556        689,884         69,538        415,378
% Square Feet(2).........         17.5%           4.8%           7.1%           9.3%          25.3%           2.6%          15.3%
Annualized Rent(3).......    10,867,898      4,332,264      7,555,396      9,385,323     19,075,046      2,187,500     19,453,743
Number of Leases.........            45             36             28             29             32              7              8
Rent Per Square Foot.....  $      22.84   $      33.34   $      38.88   $      36.87   $      27.65   $      31.46   $      46.83
LOS ANGELES
Square Feet(1)...........       357,836        253,795        380,261        293,188        369,763        430,377        596,757
% Square Feet(2).........          8.4%           6.0%           8.9%           6.9%           8.7%          10.1%          14.0%
Annualized Rent(3).......    11,964,619      7,504,059     10,213,477      8,738,858     10,382,751     12,475,110     20,564,657
Number of Leases.........            61             45             53             37             52             14             13
Rent Per Square Foot.....  $      33.44   $      29.57   $      26.86   $      29.81   $      28.08   $      28.99   $      34.46
DENVER
Square Feet(1)...........       750,472        576,871        408,095        336,540        503,148        264,915        484,851
% Square Feet(2).........         18.0%          13.8%           9.8%           8.1%          12.0%           6.3%          11.6%
Annualized Rent(3).......    15,283,072     12,073,126      8,238,072      7,507,760     11,881,401      5,830,241      8,668,756
Number of Leases.........           122             74             68             46             64             14             17
Rent Per Square Foot.....  $      20.36   $      20.93   $      20.19   $      22.31   $      23.61   $      22.01   $      17.88
ALL OTHERS
Square Feet(1)...........     3,681,978      4,151,788      4,014,267      4,081,499      3,413,738      2,607,557      1,156,936
% Square Feet(2).........         11.9%          13.5%          13.0%          13.2%          11.1%           8.5%           3.8%
Annualized Rent(3).......    79,620,573     92,679,080     87,400,267     84,277,711     77,789,692     54,639,973     28,648,144
Number of Leases.........           572            473            507            327            361            105             45
Rent Per Square Foot.....  $      21.62   $      22.32   $      21.77   $      20.65   $      22.79   $      20.95   $      24.76
TOTAL PORTFOLIO
Square Feet(1)...........    10,743,400     11,427,145     12,635,114     11,085,659     11,707,229      7,412,396      6,183,769
% Square Feet(2).........         10.9%          11.5%          12.8%          11.2%          11.8%           7.5%           6.2%
Annualized Rent(3).......   284,313,487    297,276,485    345,855,352    287,494,069    330,624,695    194,572,167    186,092,773
Number of Leases.........         1,533          1,292          1,301            942          1,020            323            223
Rent Per Square Foot.....  $      26.46   $      26.01   $      27.37   $      25.93   $      28.24   $      26.25   $      30.09


                                                                          2011 AND
                               2008           2009           2010          BEYOND          TOTALS
                           ------------   ------------   ------------   ------------   --------------
BOSTON
Square Feet(1)...........     1,002,116        467,093        934,341      1,498,064       12,929,047
% Square Feet(2).........          7.7%           3.6%           7.2%          11.5%            99.2%
Annualized Rent(3).......    35,438,434     15,029,730     36,004,862     47,101,908      433,731,466
Number of Leases.........            22             18             21             17              783
Rent Per Square Foot.....  $      35.36   $      32.18   $      38.54   $      31.44   $        33.55
CHICAGO
Square Feet(1)...........       968,199        692,010        933,509        425,824       10,718,633
% Square Feet(2).........          8.7%           6.2%           8.3%           3.8%            95.8%
Annualized Rent(3).......    25,208,026     21,537,978     22,078,188     10,027,849      286,712,009
Number of Leases.........            28             15             21              7              910
Rent Per Square Foot.....  $      26.04   $      31.12   $      23.65   $      23.55   $        26.75
SAN FRANCISCO
Square Feet(1)...........       589,801         71,749        356,193        237,529        6,527,420
% Square Feet(2).........          8.9%           1.1%           5.4%           3.6%            98.4%
Annualized Rent(3).......    22,223,468      2,664,916     15,973,973      7,370,183      238,029,388
Number of Leases.........            16              6             12              5              477
Rent Per Square Foot.....  $      37.68   $      37.14   $      44.85   $      31.03   $        36.47
NEW YORK
Square Feet(1)...........        97,956      1,145,867      1,318,291        553,377        4,937,893
% Square Feet(2).........          2.0%          23.0%          26.4%          11.1%            99.0%
Annualized Rent(3).......     5,389,491     56,002,883     60,833,251     22,416,461      229,837,700
Number of Leases.........             9              7              9             13              141
Rent Per Square Foot.....  $      55.02   $      48.87   $      46.15   $      40.51   $        46.55
SEATTLE
Square Feet(1)...........       252,253        477,245        533,120        304,091        7,352,802
% Square Feet(2).........          3.3%           6.3%           7.0%           4.0%            97.2%
Annualized Rent(3).......     6,793,321     13,557,488     16,270,537      7,717,213      201,612,406
Number of Leases.........             9              9             18              4              573
Rent Per Square Foot.....  $      26.93   $      28.41   $      30.52   $      25.38   $        27.42
WASHINGTON D.C.
Square Feet(1)...........       238,582        109,086        551,223        371,749        5,697,268
% Square Feet(2).........          4.1%           1.9%           9.6%           6.4%            98.8%
Annualized Rent(3).......     6,687,446      3,251,736     18,659,584     11,168,565      170,377,618
Number of Leases.........            15             14             14              8              362
Rent Per Square Foot.....  $      28.03   $      29.81   $      33.85   $      30.04   $        29.91
ATLANTA
Square Feet(1)...........        91,056        406,601        678,184        100,819        7,093,460
% Square Feet(2).........          1.2%           5.2%           8.7%           1.3%            90.6%
Annualized Rent(3).......     2,728,155      9,079,495     16,285,123        643,273      154,833,407
Number of Leases.........             2              9             10              2              473
Rent Per Square Foot.....  $      29.96   $      22.33   $      24.01   $       6.38   $        21.83
SAN JOSE
Square Feet(1)...........        33,908        157,552        133,381        118,749        2,673,075
% Square Feet(2).........          1.2%           5.8%           4.9%           4.4%            98.1%
Annualized Rent(3).......       737,220      4,676,136      4,649,392      3,260,623       86,180,541
Number of Leases.........             4              3              2              3              197
Rent Per Square Foot.....  $      21.74   $      29.68   $      34.86   $      27.46   $        32.24
LOS ANGELES
Square Feet(1)...........       190,512        149,266        117,585        695,587        3,834,927
% Square Feet(2).........          4.5%           3.5%           2.8%          16.4%            90.2%
Annualized Rent(3).......     5,199,212      3,994,683      2,814,601     15,503,217      109,355,245
Number of Leases.........             9              8              7              7              306
Rent Per Square Foot.....  $      27.29   $      26.76   $      23.94   $      22.29   $        28.52
DENVER
Square Feet(1)...........       349,847        109,658         22,244         89,889        3,896,530
% Square Feet(2).........          8.4%           2.6%           0.5%           2.2%            93.3%
Annualized Rent(3).......     8,248,574      2,383,105        514,151        855,865       81,484,121
Number of Leases.........             6              8              4              3              426
Rent Per Square Foot.....  $      23.58   $      21.73   $      23.11   $       9.52   $        20.91
ALL OTHERS
Square Feet(1)...........     1,267,208        877,625        419,891      2,363,084       28,035,571
% Square Feet(2).........          4.1%           2.8%           1.4%           7.7%            91.0%
Annualized Rent(3).......    27,273,981     21,738,964     11,019,224     44,788,334      609,875,942
Number of Leases.........            40             28             29             18            2,505
Rent Per Square Foot.....  $      21.52   $      24.77   $      26.24   $      18.95   $        21.75
TOTAL PORTFOLIO
Square Feet(1)...........     5,081,438      4,663,752      5,997,962      6,758,762       93,696,626
% Square Feet(2).........          5.1%           4.7%           6.1%           6.8%            94.6%
Annualized Rent(3).......   145,927,327    153,917,113    205,102,887    170,853,490    2,602,029,845
Number of Leases.........           160            125            147             87            7,153
Rent Per Square Foot.....  $      28.72   $      33.00   $      34.20   $      25.28   $        27.77

---------------

(1) Total net rentable square feet represented by expiring leases.
(2) Percentage of total net rentable feet represented by expiring leases.
(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 2000 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for the leases in place as of December 31, 2000, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                                                       ANNUALIZED    PERCENTAGE OF
                                      SQUARE     PERCENTAGE OF                           RENT OF      ANNUALIZED
                        NUMBER OF   FOOTAGE OF       TOTAL                              EXPIRING        RENT OF
YEAR OF LEASE            LEASES      EXPIRING      OCCUPIED       ANNUALIZED RENT OF   LEASES PER      EXPIRING
EXPIRATION              EXPIRING      LEASES      SQUARE FEET      EXPIRING LEASES     SQUARE FOOT     LEASES(1)
-------------           ---------   ----------   -------------    ------------------   -----------   -------------
2001(2)...............    1,533     10,743,400        11.5%         $  284,313,487       $26.46           10.9%
2002..................    1,292     11,427,145        12.2%            297,276,485        26.01           11.4%
2003..................    1,301     12,635,114        13.5%            345,855,352        27.37           13.3%
2004..................      942     11,085,659        11.8%            287,494,069        25.93           11.0%
2005..................    1,020     11,707,229        12.5%            330,624,695        28.24           12.7%
2006..................      323      7,412,396         7.9%            194,572,167        26.25            7.5%
2007..................      223      6,183,769         6.6%            186,092,773        30.09            7.2%
2008..................      160      5,081,438         5.4%            145,927,327        28.72            5.6%
2009..................      125      4,663,752         5.0%            153,917,113        33.00            5.9%
2010..................      147      5,997,962         6.4%            205,102,887        34.20            7.9%
2011 and beyond.......       87      6,758,762         7.2%            170,853,490        25.28            6.6%
                          -----     ----------       -----          --------------       ------          -----
                          7,153     93,696,626       100.0%(3)      $2,602,029,845       $27.77          100.0%
                          =====     ==========       =====          ==============       ======          =====

---------------

(1) Based on current payable rent.

(2) Represents lease expirations from January 1, 2001 to December 31, 2001 and month-to-month leases.

(3) Reconciliation for total net rentable square footage is as follows:

                                                                               PERCENT OF
                                                              SQUARE FOOTAGE     TOTAL
                                                              --------------   ----------
Square footage occupied by tenants..........................    92,989,573        93.9%
Square footage used for management offices, building use and
  remeasurement adjustments.................................       707,053         0.7%
                                                                ----------       -----
Total occupied square footage...............................    93,696,626        94.6%
Leased square footage.......................................       993,520         1.1%
Vacant square footage.......................................     4,305,848         4.3%
                                                                ----------       -----
Total net rentable square footage...........................    98,995,994       100.0%
                                                                ==========       =====

LEASE DISTRIBUTION

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 2000.

                                                             PERCENTAGE OF                                  PERCENTAGE OF
                                                               AGGREGATE                                      AGGREGATE
                                     PERCENT      TOTAL        PORTFOLIO                      ANNUALIZED      PORTFOLIO
                          NUMBER     OF ALL     OCCUPIED       OCCUPIED        ANNUALIZED      RENT PER      ANNUALIZED
SQUARE FEET UNDER LEASE  OF LEASES   LEASES    SQUARE FEET    SQUARE FEET         RENT        SQUARE FOOT       RENT
-----------------------  ---------   -------   -----------   -------------   --------------   -----------   -------------
2,500 or less.........     2,324       32.5%    3,175,008          3.4%      $   85,140,953     $26.82            3.3%
2,501-5,000...........     1,576       22.0%    5,672,270          6.1%         152,577,414      26.90            5.9%
5,001-7,500...........       830       11.6%    5,129,300          5.5%         139,496,629      27.20            5.4%
7,501-10,000..........       444        6.2%    3,911,926          4.2%         110,001,591      28.12            4.2%
10,001-20,000.........       978       13.7%   13,861,255         14.9%         376,582,996      27.17           14.5%
20,001-40,000.........       553        7.7%   15,211,353         16.4%         429,104,788      28.21           16.5%
40,001-60,000.........       189        2.6%    9,125,291          9.8%         255,535,550      28.00            9.8%
60,001-100,000........       122        1.7%    9,403,951         10.1%         263,026,621      27.97           10.1%
100,001 or Greater....       137        1.9%   27,499,219         29.6%         790,563,303      28.75           30.4%
                           -----      -----    ----------        -----       --------------     ------          -----
TOTAL/WEIGHTED
  AVERAGE.............     7,153      100.0%   92,989,573        100.0%      $2,602,029,845     $27.77          100.0%
                           =====      =====    ==========        =====       ==============     ======          =====

OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square footage occupied, of the Office Properties owned by EOP Partnership at the indicated date:

                                                 AGGREGATE RENTABLE SQUARE   PERCENTAGE OF RENTABLE SQUARE
DATE                                                      FOOTAGE                    FEET OCCUPIED
----                                             -------------------------   -----------------------------
December 31, 1996..............................         29,127,289                        90%
December 31, 1997..............................         65,291,790                        94%
December 31, 1998..............................         75,100,727                        95%
December 31, 1999..............................         77,015,610                        94%
December 31, 2000..............................         98,995,994                        95%

ITEM 3.  LEGAL PROCEEDINGS.

     Neither EOP Partnership nor any of its Properties is presently subject to material litigation nor, to EOP Partnership's knowledge, is any litigation threatened against EOP Partnership or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of EOP Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     There is no established public trading market for the Units. Equity Office's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "EOP." On March 16, 2001, there were approximately 489 holders of record and 350,135,044 Units outstanding. The high and low sales prices of Equity Office's Common Shares during 2000 and 1999 on the NYSE were as follows:

YEAR                                         QUARTER    HIGH       LOW      CLOSE    DISTRIBUTIONS
----                                         -------   -------   -------   -------   -------------
2000.......................................  Fourth    $33.500   $28.875   $32.625       $0.45
                                             Third     $31.813   $27.813   $31.031       $0.45
                                             Second    $28.750   $25.000   $27.547       $0.42
                                             First     $26.250   $22.875   $25.125       $0.42
1999.......................................  Fourth    $24.750   $20.813   $24.625       $0.42
                                             Third     $25.813   $23.063   $23.250       $0.42
                                             Second    $29.375   $25.000   $25.625       $0.37
                                             First     $26.938   $23.750   $25.375       $0.37

     ISSUANCE OF UNREGISTERED SECURITIES. In December 2000, EOP Partnership issued 73,776 Units valued at $28.75 per Unit (the Units were recorded at a value of $32.11 per Unit for a total of $2.4 million for accounting purposes) for the remaining 11% interest in certain partnerships that collectively own 11 office buildings located in suburban Philadelphia, Pennsylvania. We acquired an 89% interest in the partnerships in 1997. In addition, in December 2000 EOP Partnership issued 42,397 Units valued at $29.825 per Unit in connection with the acquisition of rights to certain land located in San Francisco, California. The Units issued in these transactions were issued as a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units issued by EOP Partnership generally are convertible into common shares of Equity Office on a one-for-one basis, or the cash equivalent thereof, at the election of Equity Office subject to certain restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.(1)

     The following sets forth selected consolidated and combined financial and operating information on a historical basis for EOP Partnership and EOP Partnership's predecessors ("EOP Partnership Predecessors"). The following information should be read together with the consolidated financial statements and notes thereto of EOP Partnership included elsewhere in this Form 10-K.

                                                            EOP PARTNERSHIP                         EOP PARTNERSHIP PREDECESSORS
                                      -----------------------------------------------------------   -----------------------------
                                                                                   FOR THE PERIOD   FOR THE PERIOD
                                                                                        FROM             FROM
                                                                                      JULY 11,        JANUARY 1,     FOR THE YEAR
                                           FOR THE YEARS ENDED DECEMBER 31,         1997 THROUGH     1997 THROUGH       ENDED
                                      ------------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)          1999           1998          1997(3)            1997            1996
                                      ------------   ------------   ------------   --------------   --------------   ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other.........  $  2,217,146   $  1,919,056   $  1,658,420    $    406,713       $327,017        $493,396
                                      ------------   ------------   ------------    ------------       --------        --------
        Total revenues..............     2,264,243      1,942,243      1,679,699         412,968        339,104         508,124
                                      ------------   ------------   ------------    ------------       --------        --------
Expenses:
  Interest..........................       525,787        413,995        338,611          76,675         80,481         119,595
  Depreciation and amortization.....       436,417        358,989        305,982          70,346         66,034          96,237
  Property operating and ground
    rent(4).........................       764,007        669,763        600,367         155,679        127,285         201,067
  General and administrative........        91,415         80,927         63,564          17,690         17,201          23,145
                                      ------------   ------------   ------------    ------------       --------        --------
        Total expenses..............     1,817,626      1,523,674      1,308,524         320,390        291,001         440,044
                                      ------------   ------------   ------------    ------------       --------        --------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain (loss) on sales of real
  estate and extraordinary items....       446,617        418,569        371,175          92,578         48,103          68,080
Minority interests..................        (6,843)        (1,981)        (2,114)           (789)          (912)         (2,086)
Income from investment in
  unconsolidated joint ventures.....        56,251         13,824         11,267           3,173          1,982           2,093
Net gain (loss) on sales of real
  estate and extraordinary items....        34,211         49,113          4,927         (16,240)        12,236           5,338
                                      ------------   ------------   ------------    ------------       --------        --------
Net income..........................       530,236        479,525        385,255          78,722         61,409          73,425
Put option settlement...............        (2,576)        (5,658)            --              --             --              --
Preferred distributions.............       (43,348)       (43,603)       (32,202)           (649)            --              --
                                      ------------   ------------   ------------    ------------       --------        --------
Net income available for Units......  $    484,312   $    430,264   $    353,053    $     78,073       $ 61,409        $ 73,425
                                      ============   ============   ============    ============       ========        ========
Net income available per weighted
  average Unit
  outstanding -- Basic..............  $       1.53   $       1.49   $       1.25    $       0.44
                                      ============   ============   ============    ============
Net income available per weighted
  average Unit
  outstanding -- Diluted............  $       1.52   $       1.48   $       1.24    $       0.43
                                      ============   ============   ============    ============
Weighted average Units outstanding--
  Basic.............................   316,067,694    288,326,547    282,114,343     178,647,562
                                      ============   ============   ============    ============
Weighted average Units and Unit
  equivalents
  outstanding -- Diluted............   318,997,407    291,157,204    283,974,532     180,014,027
                                      ============   ============   ============    ============
Cash distributions declared per
  Unit..............................  $       1.74   $       1.58   $       1.38    $       0.56
                                      ============   ============   ============    ============

                                                          EOP PARTNERSHIP                        EOP PARTNERSHIP PREDECESSORS
                                      --------------------------------------------------------   -----------------------------
                                                                                FOR THE PERIOD   FOR THE PERIOD
                                                                                     FROM             FROM
                                                                                   JULY 11,        JANUARY 1,     FOR THE YEAR
                                         FOR THE YEARS ENDED DECEMBER 31,        1997 THROUGH     1997 THROUGH       ENDED
                                      ---------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)        1999          1998          1997(3)            1997            1996
                                      -----------   -----------   -----------   --------------   --------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of
  period):
Investment in real estate, net of
  accumulated depreciation..........  $16,641,325   $12,572,153   $13,331,560    $10,976,319              --       $3,291,815
Total assets........................  $18,794,253   $14,046,058   $14,261,291    $11,751,672              --       $3,912,565
Mortgage debt, unsecured notes and
  lines of credit...................  $ 8,802,994   $ 5,851,918   $ 6,025,405    $ 4,284,317              --       $1,964,892
Total liabilities...................  $ 9,508,784   $ 6,336,531   $ 6,472,613    $ 4,591,697              --       $2,174,483
Minority interests..................  $   197,161   $    39,027   $    28,360    $    29,612              --       $   11,080
Preferred Units.....................  $   613,923   $   615,000   $   615,000    $   200,000              --               --
Partners' Capital/Owners' equity....  $ 8,474,385   $ 7,055,500   $ 7,145,318    $ 6,930,363              --       $1,727,002
OTHER DATA:
General and administrative expenses
  as a percentage of total
  revenues..........................          4.0%          4.2%          3.8%           4.3%            5.1%             4.6%
Number of Office Properties.........          381           294           284            258              --               84
Net rentable square feet of Office
  Properties (in millions)..........         99.0          77.0          75.1           65.3              --             29.2
Occupancy of Office Properties......           95%           94%           95%            94%             --               90%
Funds from Operations(5)............  $   910,959   $   749,641   $   661,645    $   160,929       $ 113,022       $  160,460
                                      ===========   ===========   ===========    ===========       =========       ==========
Property net operating income(6)....  $ 1,463,151   $ 1,256,180   $ 1,065,714    $   253,418       $ 202,108       $  294,556
                                      ===========   ===========   ===========    ===========       =========       ==========
Earnings before interest, taxes,
  depreciation and
  amortization(7)...................  $ 1,544,098   $ 1,228,913   $ 1,049,577    $   242,969       $ 197,489       $  286,128
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided by operating
  activities........................  $   907,343   $   720,711   $   759,151    $   190,754       $  95,960       $  165,975
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow (used for) investing
  activities........................  $(1,311,778)  $   (67,138)  $(2,231,712)   $(1,592,272)      $(571,068)      $ (924,227)
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided (used for) by
  financing activities..............  $   455,353   $  (718,315)  $ 1,310,788    $ 1,630,346       $ 245,851       $1,057,551
                                      ===========   ===========   ===========    ===========       =========       ==========

---------------

(1) The selected financial data has been derived from the historical consolidated or combined financial statements of EOP Partnership and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors.

(2) On June 19, 2000, EOP Partnership completed its acquisition of Cornerstone Properties Limited Partnership. See Item 1. Business -- Cornerstone Merger and Note 3 to EOP Partnership's consolidated financial statements included elsewhere herein.

(3) On December 19, 1997, EOP Partnership completed its acquisition of Beacon Partnership L.P. (the "Beacon Merger") at a cost of approximately $4.3 billion. As a result of the Beacon Merger, EOP Partnership acquired an interest in 130 Properties containing approximately 20.9 million square feet.

(4) Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. In accordance with this NAREIT Bulletin, EOP Partnership no longer adjusts for the amortization of discounts and premiums on mortgages when calculating Funds from Operations.

Accordingly, EOP Partnership restated the prior period data for comparative purposes. EOP Partnership believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of EOP Partnership to incur and service debt, to make capital expenditures and to fund other cash needs. EOP Partnership computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than EOP Partnership. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of EOP Partnership's financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of EOP Partnership's liquidity, nor is it indicative of funds available to fund EOP Partnership's cash needs, including its ability to make cash distributions. For a reconciliation of net income to Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations."

(6) Property net operating income is defined as rental income, including tenant reimbursements, parking and other income less property operating expenses, including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(7) Earnings before interest, taxes, depreciation and amortization is defined as net income excluding interest expense, taxes, depreciation and amortization, net gain (loss) on sales of real estate, gains (losses) from extraordinary items and income from investment in unconsolidated joint ventures plus EOP Partnership's share of the earnings before interest, taxes, depreciation and amortization for the unconsolidated joint ventures. Earnings before interest, taxes, depreciation and amortization is presented because EOP Partnership believes this data is used by some investors to evaluate EOP Partnership's ability to meet debt service requirements. EOP Partnership considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of EOP Partnership's long-lived assets and because this data can be used to measure EOP Partnership's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, earnings before interest, taxes, depreciation and amortization as calculated by EOP Partnership may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be, incurred by EOP Partnership. Investors are cautioned that these excluded items are significant components in understanding and assessing EOP Partnership's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, without limitation, the "Market Risk" and "Developments" disclosures, which are not historical fact may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2000. Among the factors that EOP Partnership has made assumptions are the following:

     - EOP Partnership's ability to successively integrate Cornerstone's operations into those of EOP Partnership;
     - Future economic conditions which may have an impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels;
     - Prevailing interest rates;
     - The extent of any inflation on operating expenses;
     - EOP Partnership's ability to reduce various expenses as a percentage of revenues;
     - EOP Partnership's continuing ability to pay amounts due to its noteholders and preferred Unitholders before any distribution to holders of Units;
     - The cost to complete and lease-up pending developments;
     - EOP Partnership's continued access to adequate credit facilities or other debt financing on acceptable terms, including amounts required for the Spieker Merger; and
     - The demand from EOP Partnership's customers for office-related services.

     During the year ended December 31, 2000, EOP Partnership completed the following key transactions:

     - Acquired Cornerstone Properties Limited Partnership (see "Cornerstone Merger" below for additional information);
     - Acquired through a joint venture a 45% general partner equity interest and a debt interest in a limited partnership that owns 1301 Avenue of the Americas, a 1.77 million square foot office building located in Midtown Manhattan in New York. EOP Partnership's share of this investment at closing was approximately $163.2 million;
     - Sold 11 parking facilities for approximately $180.0 million;
     - Sold seven office properties and a development parcel for approximately $146.4 million;
     - Sold a 49.9% interest in Bank of America Tower in Seattle for approximately $209.6 million;
     - Issued approximately $2.2 billion of unsecured notes in four separate offerings; and
     - Invested approximately $75 million in convertible preferred stock of HQ Global Workplaces, Inc. ("HQ"), a provider of temporary office suites.

CORNERSTONE MERGER

     On June 19, 2000, we completed the merger of Cornerstone Partnership with and into EOP Partnership and the merger of Cornerstone with and into Equity Office at a total cost of approximately $4.5 billion. The purchase price consisted of:

          (a) Equity Office's issuance of approximately 51.2 million Common Shares valued at $24.68 per share and the assumption of approximately 3.7 million share options, for a total of approximately $1,268.6 million, of which EOP Partnership issued a corresponding number of Units to Equity Office on a one-to-one basis;

          (b) EOP Partnership's issuance of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;
          (c) the cash redemption of approximately 58.5 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1,052.2 million;
          (d) the cash redemption of approximately 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, plus accrued but unpaid dividends, for a total of approximately $57.6 million;
          (e) the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;
          (f) the payment of merger costs of approximately $82.9 million; and
          (g) the assumption of net liabilities of approximately $19.8 million.

     The cash portion of the Cornerstone Merger of approximately $1.2 billion was funded from the $1.0 Billion Credit Facility and the Line of Credit. See "Lines of Credit" for additional information.

SPIEKER MERGER

     In February 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and EOP Partnership will acquire Spieker Properties, L.P., Spieker's operating partnership subsidiary (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Properties, L.P.) at approximately $7.2 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $431 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.085 billion in cash and issue approximately 118.6 million new EOP Partnership units and 14.3 million new EOP Partnership preferred units in the transaction. EOP Partnership intends to finance the $1.085 billion cash portion of the purchase price using a combination of available borrowing capacity under our existing credit facility, a new bridge loan facility to be entered into before the closing of the merger and/or through the issuance of senior unsecured notes.

     Following the Spieker Merger, EOP Partnership is expected to own and operate 616 office buildings consisting of 124 million square feet of office space nationwide, which includes 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 13.5 million square feet and its development properties totaling 1.7 million square feet.

     Upon completion of the Spieker Merger, Equity Office will expand its Board of Trustees from 13 to 16 members. The new members will be Warren E. Spieker, Jr., Chairman of Spieker, and Co-Chief Executive Officers Craig G. Vought and John A. Foster.

     The Spieker Merger, which will be accounted for using purchase accounting, is subject to the approval of the shareholders of Equity Office and Spieker and the partners of EOP Partnership and Spieker Partnership, as applicable, and to other customary conditions.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the consolidated financial statements of EOP Partnership as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998.

     EOP Partnership receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of EOP Partnership's acquisition and disposition activity since January 1, 1999. The buildings and total square feet shown include Properties EOP Partnership owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partners' share of the square feet of these Properties, EOP Partnership effectively owned 92.7 million square feet of office space as of December 31, 2000.

                                                           OFFICE PROPERTIES      PARKING FACILITIES
                                                        -----------------------   ------------------
                                                                       TOTAL
                                                        BUILDINGS   SQUARE FEET   GARAGES    SPACES
                                                        ---------   -----------   --------   -------
PROPERTIES OWNED AS OF:
January 1, 1999.......................................     284      75,100,727       19      18,059
  Acquisitions........................................      10       1,947,639        1       2,575
  Developments placed in service......................       4         610,810        1         589
  Dispositions........................................      (4)       (668,796)      --          --
  Building remeasurements.............................      --          25,230       --          42
  Reclassifications(1)................................      --              --       (1)       (759)
                                                           ---      ----------      ---      ------
December 31, 1999.....................................     294      77,015,610       20      20,506
  Acquisitions........................................      85      20,980,290       --          --
  Developments placed in service......................       9       1,843,653       --          --
  Dispositions........................................      (7)       (964,136)     (11)     (6,992)
  Building remeasurements.............................      --         120,577       --         730
                                                           ---      ----------      ---      ------
December 31, 2000 ("Total Portfolio").................     381      98,995,994        9      14,244
                                                           ===      ==========      ===      ======

---------------

(1) The 601 Tchoupitoulas garage previously was considered a stand-alone garage and included in the number of Parking Facilities.

     As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period to period. Therefore, EOP Partnership does not believe its period-to-period financial data are necessarily comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

     As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue, Access services revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 1999

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 265 Office Properties and seven Parking Facilities acquired or placed in service on or prior to January 1, 1999.

                                              TOTAL PORTFOLIO                                 CORE PORTFOLIO
                               ---------------------------------------------   ---------------------------------------------
                                                         INCREASE/      %                                INCREASE/      %
                                  2000         1999      (DECREASE)   CHANGE      2000         1999      (DECREASE)   CHANGE
                               ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
(DOLLARS IN THOUSANDS)
Property revenues............  $2,217,146   $1,919,056    $298,090     15.5%   $1,753,463   $1,639,796    $113,667      6.9%
Fee income...................      10,931        8,939       1,992     22.3            --           --          --       --
Interest/dividend income.....      36,166       14,248      21,918    153.8         2,665        1,698         967     56.9
                               ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total revenues.......   2,264,243    1,942,243     322,000     16.6     1,756,128    1,641,494     114,634      7.0
                               ----------   ----------    --------    -----    ----------   ----------    --------    -----
Interest expense.............     525,787      413,995     111,792     27.0       126,174      130,937      (4,763)    (3.6)
Depreciation and
  amortization...............     436,417      358,989      77,428     21.6       337,075      304,161      32,914     10.8
Property operating
  expenses...................     753,995      662,876      91,119     13.7       602,206      568,621      33,585      5.9
Ground rent..................      10,012        6,887       3,125     45.4         9,037        6,837       2,200     32.2
General and administrative...      91,415       80,927      10,488     13.0         1,609          369       1,240    336.0
                               ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total expenses.......   1,817,626    1,523,674     293,952     19.3     1,076,101    1,010,925      65,176      6.4
                               ----------   ----------    --------    -----    ----------   ----------    --------    -----
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items........     446,617      418,569      28,048      6.7       680,027      630,569      49,458      7.8
Minority interests...........      (6,843)      (1,981)     (4,862)   245.4        (2,340)      (1,509)       (831)    55.1
Income from investment in
  unconsolidated joint
  ventures...................      56,251       13,824      42,427    306.9        13,591       10,651       2,940     27.6
Net gain on sales of real
  estate.....................      36,013       59,661     (23,648)   (39.6)           --           --          --       --
Extraordinary items..........      (1,802)     (10,548)      8,746    (82.9)         (611)      (9,527)      8,916    (93.6)
                               ----------   ----------    --------    -----    ----------   ----------    --------    -----
Net income...................  $  530,236   $  479,525    $ 50,711     10.6%   $  690,667   $  630,184    $ 60,483      9.6%
                               ==========   ==========    ========    =====    ==========   ==========    ========    =====
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense.......  $1,463,151   $1,256,180    $206,971     16.5%   $1,151,257   $1,071,175    $ 80,082      7.5%
                               ==========   ==========    ========    =====    ==========   ==========    ========    =====
Straight-line rent
  adjustment.................  $   69,822   $   65,397    $  4,425      6.8%   $   51,506   $   56,428    $ (4,922)    (8.7)%
                               ==========   ==========    ========    =====    ==========   ==========    ========    =====
Lease termination fees.......  $   19,542   $   15,877    $  3,665     23.1%   $   16,148   $   12,387    $  3,761     30.4%
                               ==========   ==========    ========    =====    ==========   ==========    ========    =====

Property Revenues

     The increase in property revenues in the Core Portfolio resulted from an increase in rental rates partially offset by a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 95.3% at January 1, 1999 to 94.4% at December 31, 2000, mainly due to tenant rollover at various Properties. Included in Property Revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although EOP Partnership has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

Interest/Dividend Income

     Total Portfolio interest/dividend income increased primarily as a result of a $75 million investment in May 2000 in Series A Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") of HQ Global Workplaces, Inc. ("HQ"). The Series A Preferred Stock has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007. Interest/dividend income also increased as a result of a $73.9 million investment in September 1999 in a mezzanine-level debt position related to the SunAmerica Center office property. EOP Partnership's share of the face amount of the note is approximately $136.0 million and bears interest at 7.25% and matures August 31, 2014. EOP Partnership also earned interest from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to EOP Partnership.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger, and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 46.8% from 41.7%;
     - Interest coverage ratio decreased to 2.7 times from 2.9 times; and
     - Weighted average interest rate increased to 7.5% from 7.2%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt on certain Properties partially offset by the financing of Park Avenue Tower and 850 Third Avenue. Interest expense on unsecured notes and the lines of credit are not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of increases in real estate taxes and other operating expenses. Real estate taxes increased approximately $11.9 million due to higher property tax assessments. Other operating expenses increased approximately $21.7 million primarily due to higher repairs and maintenance costs, increased utility costs and an increase in expenses at certain properties that were under development.

General and Administrative Expenses

     General and administrative expenses increased due to an increase in the number of employees at the corporate office as a result of the establishment of new revenue-producing business groups such as Access and the hiring of additional personnel in other corporate groups, primarily the information technology group. In addition, general and administrative expenses increased as a result of hiring additional personnel due to the Cornerstone Merger, which was anticipated. Although general and administrative expenses are expected to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale will be realized with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000 and the partial sale of 12 Office Properties in December 1999 and two Office Properties in June 2000. EOP Partnership retained an equity interest in these Office Properties that were partially sold and accounts for its remaining interests under the equity method of accounting. Prior to the sale, the results of operations of such Office Properties were consolidated.

Net Gain on Sales of Real Estate

     Net gain on sales of real estate decreased due to the combined gross sales price in excess of book value at the time of disposition for the seven office properties, 11 parking facilities and the partial sale of two Office Properties in 2000 being less than the combined gross sales price in excess of book value at the time of disposition for four office properties and the partial sale of 12 Office Properties in 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 236 Office Properties and 16 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                               TOTAL PORTFOLIO                                 CORE PORTFOLIO
                                ---------------------------------------------   ---------------------------------------------
                                                          INCREASE/      %                                INCREASE/      %
                                   1999         1998      (DECREASE)   CHANGE      1999         1998      (DECREASE)   CHANGE
                                ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
(DOLLARS IN THOUSANDS)
Property revenues.............  $1,919,056   $1,658,420    $260,636     15.7%   $1,379,062   $1,314,411    $ 64,651      4.9%
Fee income....................       8,939        9,571        (632)    (6.6)           --           --          --       --
Interest/dividend income......      14,248       11,708       2,540     21.7         1,554        1,844        (290)   (15.7)
                                ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total revenues........   1,942,243    1,679,699     262,544     15.6     1,380,616    1,316,255      64,361      4.9
                                ----------   ----------    --------    -----    ----------   ----------    --------    -----
Interest expense..............     413,995      338,611      75,384     22.3       110,731      139,927     (29,196)   (20.9)
Depreciation and
  amortization................     358,989      305,982      53,007     17.3       262,894      243,006      19,888      8.2
Property operating expenses...     662,876      592,706      70,170     11.8       477,623      469,771       7,852      1.7
Ground rent...................       6,887        7,661        (774)   (10.1)        6,179        7,203      (1,024)   (14.2)
General and administrative....      80,927       63,564      17,363     27.3           468          403          65     16.1
                                ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total expenses........   1,523,674    1,308,524     215,150     16.4       857,895      860,310      (2,415)    (0.3)
                                ----------   ----------    --------    -----    ----------   ----------    --------    -----
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........     418,569      371,175      47,394     12.8       522,721      455,945      66,776     14.6
Minority interests............      (1,981)      (2,114)        133     (6.3)       (1,972)      (2,096)        124     (5.9)
Income from investment in
  unconsolidated joint
  ventures....................      13,824       11,267       2,557     22.7        10,512        8,928       1,584     17.7
Net gain on sales of real
  estate......................      59,661       12,433      47,228    379.9            --           --          --       --
Extraordinary items...........     (10,548)      (7,506)     (3,042)    40.5        (9,527)          --      (9,527)      --
                                ----------   ----------    --------    -----    ----------   ----------    --------    -----
Net income....................  $  479,525   $  385,255    $ 94,270     24.5%   $  521,734   $  462,777    $ 58,957     12.7%
                                ==========   ==========    ========    =====    ==========   ==========    ========    =====
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense........  $1,256,180   $1,065,714    $190,466     17.9%   $  901,439   $  844,640    $ 56,799      6.7%
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

     Property revenues for the Total Portfolio include lease termination fees of approximately $15.9 million and $15.5 million for the years ended December 31, 1999 and 1998, respectively, and property revenues for the Core Portfolio include lease termination fees of approximately $12.8 million and $14.0 million for the years ended December 31, 1999 and 1998, respectively (lease termination fees are included in the "other revenue" category on the consolidated statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although EOP Partnership has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

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

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding primarily attributable to property acquisitions. The following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets decreased to 41.7% from 42.3%;
     - Interest coverage ratio decreased to 2.9 times from 3.0 times; and
     - Weighted average interest rate increased to 7.2% from 7.1%.

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

General and Administrative Expenses

     General and administrative expenses increased due to increases in the size of EOP Partnership's portfolio and additional expenses associated with being a public company. During 1999, EOP Partnership made significant investments in its information systems, including the hiring of additional personnel and established a real estate services group. In addition, EOP Partnership incurred severance costs during 1999 that were not incurred in 1998. While general and administrative expenses are expected to continue to increase along with any increase in the size of EOP Partnership's portfolio, it is also anticipated that EOP Partnership will realize economies of scale with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the partial sale of twelve Office Properties in December 1999. EOP Partnership retained an equity interest in the twelve Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, EOP Partnership consolidated the results of operations of such Office Properties.

ACCESS INCOME

     EOP Partnership generates income by providing its tenants with access to services and by investments in companies that provide tenant services. Below is a table summarizing this income:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
REVENUES:
OTHER INCOME
  Access services(1)........................................    $11,538       $7,537
  Amortization of deferred revenue(2).......................      5,715          693
INTEREST/DIVIDEND INCOME
  HQ Global Workplaces, Inc.................................      6,893           --
INCOME FROM UNCONSOLIDATED JOINT VENTURES
  Regus Equity Business Centers(3)..........................      1,083           --
  Access services...........................................        922           86
                                                                -------       ------
Total Access Income.........................................    $26,151       $8,316
                                                                =======       ======

---------------

(1) Amounts reflected for Access services include income from the following:
    Telecom, Adcom, ATMs, Book Fairs and Vending.

(2) EOP Partnership received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to EOP Partnership properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue is being amortized into other income over the terms of the respective license agreements.

(3) EOP Partnership indirectly owns a 47.5% membership interest in this joint venture. The joint venture provides fully furnished offices under short-term, flexible rental agreements to prospective tenants seeking this type of office space.

PARKING OPERATIONS

     In May 2000 EOP Partnership disposed of 11 of its 20 Parking Facilities. The financial condition and the results of operations of the remaining nine Parking Facilities are not considered by management to be material to EOP Partnership's consolidated results. Therefore, summary financial information for the Parking Facilities for the year ended December 31, 2000 is not presented.

     The Total Portfolio and Core Portfolio selected operating information for 1999 and 1998 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to January 1, 1998.

                                                   TOTAL PORTFOLIO                           CORE PORTFOLIO
                                       ---------------------------------------   ---------------------------------------
                                                           INCREASE/      %                          INCREASE/      %
                                        1999      1998     (DECREASE)   CHANGE    1999      1998     (DECREASE)   CHANGE
                                       -------   -------   ----------   ------   -------   -------   ----------   ------
(DOLLARS IN THOUSANDS)
Property revenues....................  $37,236   $29,435     $7,801      26.5%   $32,617   $29,295     $3,322      11.3%
Interest/dividend income.............      495       140        355     253.6         77       140        (63)    (45.0)
                                       -------   -------     ------     -----    -------   -------     ------     -----
        Total revenues...............   37,731    29,575      8,156      27.6     32,694    29,435      3,259      11.1
                                       -------   -------     ------     -----    -------   -------     ------     -----
Interest expense.....................    3,181     5,496     (2,315)    (42.1)     3,014     5,490     (2,476)    (45.1)
Depreciation and amortization........    6,581     5,542      1,039      18.7      5,505     5,542        (37)     (0.7)
Property operating expenses..........    7,905     8,096       (191)     (2.4)     7,716     8,093       (377)     (4.7)
Ground rent..........................       50        50         --        --         50        50         --        --
General and administrative...........      105        72         33      45.8        105        72         33      45.8
                                       -------   -------     ------     -----    -------   -------     ------     -----
        Total expenses...............   17,822    19,256     (1,434)     (7.4)    16,390    19,247     (2,857)    (14.8)
                                       -------   -------     ------     -----    -------   -------     ------     -----
Income before allocation to minority
  interests and income from
  investment in unconsolidated joint
  ventures...........................   19,909    10,319      9,590      92.9     16,304    10,188      6,116      60.0
Minority interests...................     (463)     (360)      (103)     28.6       (463)     (360)      (103)     28.6
Income from investment in
  unconsolidated joint ventures......    1,740     1,884       (144)     (7.6)     1,740     1,884       (144)     (7.6)
                                       -------   -------     ------     -----    -------   -------     ------     -----
Net income...........................  $21,186   $11,843     $9,343      78.9%   $17,581   $11,712     $5,869      50.1%
                                       =======   =======     ======     =====    =======   =======     ======     =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense..........  $29,331   $21,339     $7,992      37.5%   $24,901   $21,202     $3,699      17.4%
                                       =======   =======     ======     =====    =======   =======     ======     =====

PROPERTY DISPOSITIONS

     EOP Partnership has disposed or partially disposed of the following office properties and parking facilities since January 1, 1998:

YEAR                     OFFICE PROPERTIES                                     PARKING FACILITIES(2)
----   ------------------------------------------------------  ------------------------------------------------------
2000... Bank of America Tower(1)   Agoura Hills Business Park  1111 Sansom Street Garage   Capital Commons Garage
       Sarasota City Center        Westlake Spectrum Center    15th & Sansom Street        Forbes and Allies
       Media Center(3)             I & II                      1602-34 Chancellor Garage   Garage(4)
       Park Plaza                  Westwood Business Centre    1616 Sansom Street Garage   Juniper/Locust Garage
                                   500 Marquette Building      Boston Harbor Garage        Milwaukee Center Garage
                                                                                           Riverfront Center
1999... Atrium Towers              SunTrust Center(1)
       5100 Brookline              Promenade II(1)
       215 Fremont Street          Pasadena Towers(1)
       One Columbus Building       Preston Commons(1)
       10 and 30 South Wacker(1)   Sterling Plaza(1)
       Bank One Center(1)
1998... First Union Center         Westshore Center
       One Clearlake Centre        Walker Building
       Tampa Commons

(1) These Office Properties were partially sold. EOP Partnership accounts for its remaining interest in these Office Properties under the equity method of accounting.

(2) These 11 parking facilities were disposed of on May 17, 2000.

(3) Media Center was a development site.

(4) Consists of two parking facilities.

     Below is a summary of the results of operations of these properties through their respective disposition dates:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000       1999        1998
                                                        --------   ---------   ---------
(DOLLARS IN THOUSANDS)
Property revenues.....................................  $37,593    $241,932    $237,279
Interest income.......................................       93         303         121
                                                        -------    --------    --------
          Total revenues..............................   37,686     242,235     237,400
                                                        -------    --------    --------
Interest expense......................................      419      11,462      14,208
Depreciation and amortization.........................    6,490      42,088      40,137
Property operating expenses...........................   11,329      80,585      85,004
Ground rent...........................................       --          50         315
General and administrative............................      156         150         153
                                                        -------    --------    --------
          Total expenses..............................   18,394     134,335     139,817
                                                        -------    --------    --------
Income before allocation to minority interests, net
  gain on sales of real estate and extraordinary
  items...............................................   19,292     107,900      97,583
Minority interest -- partially owned properties.......   (1,457)       (472)       (378)
Net gain on sales of real estate and extraordinary
  items...............................................   35,749      58,869      12,433
                                                        -------    --------    --------
Net income............................................  $53,584    $166,297    $109,638
                                                        =======    ========    ========
Property revenues less property operating expenses
  before depreciation and amortization, general and
  administrative, ground rent and interest expense....  $26,264    $161,347    $152,275
                                                        =======    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Net cash from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. EOP Partnership's partnership agreement generally requires EOP Partnership to distribute substantially all of the net cash from operations each quarter and to make reasonable efforts to distribute to Equity Office enough cash for it to meet the 95% distribution requirement. EOP Partnership expects that its Line of Credit will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs. EOP Partnership currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, EOP Partnership has established annual distribution rates as follows:

     - $1.80 per annum per Unit;
     - 8.98% per annum ($2.245 per unit) for each Series A Preferred Unit;
     - 5.25% per annum ($2.625 per unit) for each Series B Preferred Unit; and
     - 8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit.

     Since EOP Partnership's anticipated distributions will not allow EOP Partnership, using only cash from operations, to retire all of its debt as it comes due, EOP Partnership will be required to repay maturing debt with funds from debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms or at all.

Debt Financing

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness at December 31, 2000 and 1999, including a net unamortized (discount)/premium on mortgage debt of $(17,825) and $10,574, respectively, and a net unamortized (discount)/premium on unsecured notes of

$(3,807) and $47, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
(DOLLARS IN THOUSANDS)                                        ------------   ------------
DEBT SUMMARY:
Balance
  Fixed rate................................................   $8,618,517     $5,272,608
  Variable rate.............................................      184,477        579,310
                                                               ----------     ----------
     Total..................................................   $8,802,994     $5,851,918
                                                               ==========     ==========
Percent of total debt:
  Fixed rate................................................        97.9%          90.1%
  Variable rate.............................................         2.1%           9.9%
                                                               ----------     ----------
     Total..................................................       100.0%         100.0%
                                                               ==========     ==========
Effective interest rate at end of period:
  Fixed rate................................................         7.5%           7.1%
  Variable rate.............................................         7.7%           7.4%
                                                               ----------     ----------
     Effective interest rate................................         7.5%           7.2%
                                                               ==========     ==========

     The variable rate debt bears interest at an interest rate based on various spreads over LIBOR.

MORTGAGE DEBT

     As of December 31, 2000, total mortgage debt (excluding EOP Partnership's share of unconsolidated debt of approximately $834.1 million) consisted of approximately $2.8 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $133.5 million of variable rate debt based on various spreads over LIBOR. EOP Partnership's mortgage debt at December 31, 2000 will mature as follows:

(DOLLARS IN THOUSANDS)
2001........................................................   $  158,653
2002........................................................      177,692
2003........................................................      200,261
2004........................................................      325,714
2005........................................................      529,706
Thereafter..................................................    1,541,600
                                                               ----------
Subtotal....................................................    2,933,626
Net discount (net of accumulated amortization of $1.0
  million)..................................................      (17,825)
                                                               ----------
          Total.............................................   $2,915,801
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

LINES OF CREDIT

     During 1999, EOP Partnership had a $1.0 billion revolving credit facility (the "$1.0 Billion Credit Facility"). The interest rate was based on EOP Partnership's investment grade rating on its unsecured debt and was at LIBOR plus 60 basis points with a facility fee, based on the aggregate amount of the facility, equal to 20 basis points per annum.

     When the Cornerstone Merger was completed, the cash portion of the merger consideration of approximately $1.2 billion was funded from the $1.0 Billion Credit Facility and a new $1.0 billion revolving credit facility obtained in May 2000 (the "Line of Credit"). Concurrently with the Cornerstone Merger, EOP Partnership borrowed $1.0 billion under the $1.0 Billion Credit Facility and amended this facility into a term loan (the "Term Loan"). Interest on the Term Loan was based on LIBOR plus 80 basis points and was scheduled to mature on May 29, 2001. In November 2000, EOP Partnership repaid the Term Loan and terminated the loan agreement. As a result, EOP Partnership incurred an extraordinary loss of $.9 million representing unamortized deferred loan costs.

     The remaining cash consideration in the Cornerstone Merger was funded under the Line of Credit, which bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest rate to be charged, is available for up to $350 million of the borrowings under the credit facility. In addition, as part of the Cornerstone Merger, EOP Partnership assumed interest rate protection agreements in the notional amount of $250 million ($185 million terminated in December 2000 and the remaining interest rate protection agreements terminated in January 2001). These interest rate protection agreements effectively converted a portion of the Line of Credit to a fixed-blended interest rate of 4.6% during the term of the protection agreements. As of March 16, 2001, there was $76.0 million outstanding on the Line of Credit.

     In January 2000, EOP Partnership obtained an additional unsecured borrowing facility from the Chase Manhattan Bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of EOP Partnership, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market condition. In April 2000, this term loan was repaid in the amount of $100 million with proceeds from the $1.0 Billion Credit Facility and the agreement was terminated.

     Equity Office has guaranteed the outstanding obligations under the Line of Credit and the Term Loan.

UNSECURED NOTES

     The table below summarizes EOP Partnership's unsecured notes outstanding as of December 31, 2000:

                                                                              NET       STATED   EFFECTIVE
TERM                              MATURITY DATE           AMOUNT            PROCEEDS     RATE     RATE (1)
----                              -------------           ------           ----------   ------   ----------
                                                  (DOLLARS IN THOUSANDS)
3 Years.........................  1/15/02               $  200,000         $  198,593    6.38%      6.62%
4 Years.........................  2/15/02                  250,000(2)         252,225    6.38%      6.30%
5 Years.........................  2/15/03                  300,000            294,120    6.38%      6.76%
3 Years.........................  11/15/03                 400,000            397,874    7.38%      7.55%
5 Years.........................  1/15/04                  300,000            297,034    6.50%      6.71%
6 Years.........................  6/15/04                  250,000            247,269    6.50%      6.68%
7 Years.........................  9/1/04                    30,000             29,960    7.24%      7.26%
7 Years.........................  2/15/05                  400,000            388,089    6.63%      7.02%
8 Years.........................  9/1/05                    50,000             48,705    7.36%      7.69%
6 Years.........................  3/15/06                  500,000            493,531    8.38%      8.59%
9 Years.........................  9/1/06                    50,000             48,624    7.44%      7.74%
9 Years.........................  6/15/07                  300,000            299,957    6.76%      6.76%
10 Years........................  9/1/07                    50,000             48,584    7.41%      7.70%
7 Years.........................  11/15/07                 600,000            593,374    7.75%      7.91%
10 Years........................  2/15/08                  300,000            291,655    6.75%      7.01%
8 Years.........................  11/15/08                 325,000(3)         314,594    7.25%      7.64%
10 Years........................  1/15/09                  500,000            493,942    6.80%      6.94%
10 Years........................  8/1/10                   360,000            356,213    8.10%      8.22%
20 Years........................  2/15/18                  250,000            234,881    7.25%      7.54%
30 Years........................  6/15/28                  225,000            221,138    7.25%      7.31%
30 Years........................  4/19/29                  200,000            196,842    7.50%      7.55%
                                                        ----------         ----------    ----       ----
     Subtotal...................                         5,840,000         $5,747,204    7.16%      7.35%
                                                                           ==========    ====       ====
Net discount (net of accumulated
  amortization of $.2
  million)......................                            (3,807)
                                                        ----------
     Total......................                        $5,836,193
                                                        ==========

---------------

(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.
(2) The notes are subject to mandatory redemption and a remarketing agreement in 2002 but do not mature until 2012.
(3) These notes are exchangeable into Equity Office Common Shares at an exchange price of $34.00 per share, which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Share. The notes were issued by EOP Partnership and are guaranteed by Equity Office. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-to-one basis.

     EOP Partnership previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. In August 2000, EOP Partnership registered an additional $60 million of unsecured notes under this registration statement in connection with the issuance of $360 million of senior exchangeable notes guaranteed as to principal and interest by Equity Office. EOP Partnership has issued a total of $2.06 billion of unsecured notes under the registration statement, of which $860 million were issued in 2000. Net proceeds from the issuance and sale of notes in 2000 were used to pay down balances from time to time outstanding under the Term Loan.

     EOP Partnership filed a shelf registration statement, which was declared effective by the SEC on August 31, 2000, relating to the issuance from time to time of up to an additional $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. In November 2000, EOP Partnership issued $1.0 billion of unsecured notes under this registration statement. The net proceeds from this offering were used to pay down the Term Loan and the Line of Credit.

RESTRICTIONS AND COVENANTS

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of Equity Office's Common Shares and EOP Partnership's Units during 2000 is as follows:

                                               COMMON SHARES     UNITS         TOTAL
                                               -------------   ----------   -----------
Balance at December 31, 1999.................   251,582,434    34,203,912   285,786,346
  Issued for property acquisitions...........            --       436,303       436,303
  Units redeemed for Common Shares...........     4,825,210    (4,825,210)           --
  Restricted Shares issued/cancelled, net....       528,300            --       528,300
  Issued through exercise of options.........     3,592,769            --     3,592,769
  Issued in the Cornerstone Merger...........    51,168,041    12,398,805    63,566,846
  Common Shares issued through the Dividend
     Reinvestment Program....................         4,695            --         4,695
  Common Shares issued for payment of Board
     of Trustees fees........................         7,647            --         7,647
  Units converted to cash....................            --      (152,919)     (152,919)
  Repurchases(a).............................    (4,742,500)           --    (4,742,500)
                                                -----------    ----------   -----------
Balance at December 31, 2000.................   306,966,596    42,060,891   349,027,487
                                                ===========    ==========   ===========

---------------

(a) As part of the share repurchase plan, 4,742,500 Common Shares were repurchased and retired in January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate, including commissions of approximately $.2 million. The share repurchase plan was suspended in February 2000.

MARKET RISK

QUALITATIVE INFORMATION ABOUT MARKET RISK

     EOP Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. EOP Partnership manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and unitholders and other cash requirements. The majority of EOP Partnership's outstanding debt (maturing at various times through 2029) has a fixed interest rate, which minimizes the risk of fluctuating interest rates. EOP Partnership utilizes certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. EOP Partnership does not enter into financial instruments for trading purposes.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

     As of December 31, 2000, total outstanding debt was approximately $8.8 billion, of which approximately $184.5 million, or 2.1%, is variable rate debt. If market rates of interest on the variable rate debt increase by 10% (or approximately 76 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.4 million annually. If market rates of interest increased by 10%, the fair value of the total outstanding debt would decrease by approximately $84.1 million. If market rates of interest on the variable rate debt decrease by 10% (or approximately 76 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $1.4 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $85.8 million.

     As of December 31, 1999, total outstanding debt was approximately $5.9 billion, of which approximately $.6 billion, or 10%, was variable rate debt. If market rates of interest on the variable rate debt increased by 10% (or approximately 74 basis points), the increase in interest expense on the variable rate debt would have decreased future earnings and cash flows by approximately $4.3 million. If market rates of interest increased by 10%, the fair value of the total outstanding debt would have decreased by approximately $157.1 million. If market rates of interest on the variable rate debt decreased by 10% (or approximately 74 basis points), the decrease in interest expense on the variable rate debt would have increased future earnings and cash flows by approximately $4.3 million. If market rates of interest decreased by 10%, the fair value of the total outstanding debt would have increased by approximately $166.2 million.

Market Rate Risk

     At December 31, 2000, Equity Office had put option agreements outstanding in connection with the acquisition of certain properties in 1997 from Wright Runstad & Company. On August 12, 1999, Equity Office and the holders of the Wright Runstad & Company options (the "WR Holders") amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to Equity Office of approximately $54.1 million when and if this put option is exercised). Equity Office and the WR Holders also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for payment to the WR Holders of approximately $11.3 million on September 13, 1999. Any amounts paid by Equity Office resulted in EOP Partnership making an equal payment to Equity Office. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of the 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to partners' equity.

     The WR Holders exercised their option to extend the date to August 13, 2001, at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will result in EOP Partnership making an equal payment to Equity Office and will be recorded as a reduction in partners' capital. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital and the portion of any amounts paid in excess of $29.10625 per Common Shares (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

     EOP Partnership's cash flows could decrease by up to $5.2 million if, prior to August 13, 2001, the WR Holders sell all their Common Shares to third parties. Cash flows may decrease by up to approximately $54.1 million if the WR Holders exercise their rights under the put option agreement on August 13, 2001. There will be no impact on cash flows from this transaction if the put option is not exercised.

     EOP Partnership has several investments in marketable securities. If the market price of these securities increases or decreases by 10%, EOP Partnership's investment in the securities would increase or decrease by approximately $.7 million. Changes in the market prices of these securities are required to be reflected as a corresponding adjustment to accumulated other comprehensive income. At December 31, 2000, EOP Partnership had an unrealized holding loss on these investments totaling approximately $28.3 million, which is reflected as accumulated other comprehensive (loss) income. This compares to an unrealized holding gain of $10.9 million at December 31, 1999. There will be no impact on earnings or cash flows of EOP Partnership from market price fluctuations unless EOP Partnership disposes of these investments or writes-down the investments upon the determination that these investments have suffered a permanent impairment.

     Interest and market risk amounts were determined by considering the impact of hypothetical interest rates and equity prices on EOP Partnership's financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in EOP Partnership's financial structure.

CAPITAL EXPENDITURES AND TENANT IMPROVEMENTS

     Capital expenditures are categorized as follows:

          - Non-recurring capital improvements -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the property;
          - Recurring capital expenditures -- capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements;
          - Development costs -- all hard and soft costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the Property is substantially complete and ready for its intended use;
          - Revenue enhancing tenant improvements and leasing commissions -- tenant improvements and leasing commissions incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more; and
          - Non-revenue enhancing tenant improvements and leasing commissions -- tenant improvements and leasing commissions incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

     The table below details the amounts incurred for each type of expenditure:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2000         1999        1998
                                                        ----------   ----------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER
                                                               SQUARE FOOT AMOUNTS)
CAPITAL EXPENDITURES:
Development costs.....................................   $115,792     $133,243     $70,040
Non-recurring capital improvements....................   $ 34,636     $ 64,882     $44,058
Recurring capital expenditures........................   $ 25,467     $ 16,773     $12,767
Recurring capital expenditures per weighted average
  square foot.........................................   $   0.29     $   0.22     $  0.18
TENANT IMPROVEMENTS AND LEASING COMMISSIONS:
(The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the respective year, regardless of when such costs were actually paid).
Revenue enhancing.....................................   $ 45,131     $ 23,873     $42,817
Per square foot leased................................   $  28.71     $  20.25     $ 16.33
Non-revenue enhancing:
  Non-revenue enhancing -- renewals...................   $ 39,974     $ 31,638     $27,176
  Per square foot leased..............................   $   6.88     $   7.30     $  7.74
  Non-revenue enhancing -- retenanted.................   $ 90,706     $ 52,056     $33,324
  Per square foot leased..............................   $  13.71     $  13.88     $ 16.97
                                                         --------     --------     -------
Total non-revenue enhancing...........................   $130,680     $ 83,694     $60,500
Per square foot leased................................   $  10.52     $  10.35     $ 11.05

DEVELOPMENTS

     EOP Partnership currently owns several Properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the credit facility. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. The Properties under development as of December 31, 2000 are as follows:

                                                                                           EOP PARTNERSHIP'S
                                                                                        ------------------------
                              ESTIMATED                                                                 COSTS
                               PLACED                                                   EFFECTIVE     INCURRED
                             IN SERVICE                         NUMBER OF    SQUARE     OWNERSHIP       AS OF
                               DATE(1)           LOCATION       BUILDINGS     FEET      PERCENTAGE    12/31/00
                           ---------------   -----------------  ---------   ---------   ----------   -----------
                                                          (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
-------------------------
Parkside Towers..........      4Q/2001       Foster City, CA        2         398,000      100%       $ 64,172
EJ Randolph II...........      2Q/2002       McLean, VA             1         122,000      100%          6,250
                                                                   --       ---------                 --------
                                                                    3         520,000                   70,422
                                                                   --       ---------                 --------

                             EOP PARTNERSHIP'S
                           ---------------------
                                         TOTAL
                             TOTAL      PROJECT     CURRENT
                           ESTIMATED   ESTIMATED   PERCENTAGE
                           COSTS(1)      COST        LEASED
                           ---------   ---------   ----------
                                 (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
-------------------------
Parkside Towers..........  $132,100    $132,100        96%
EJ Randolph II...........    35,700      35,700       100%
                           --------    --------       ---
                            167,800     167,800        97%
                           --------    --------       ---

                              ESTIMATED
                               PLACED
WILSON/EQUITY OFFICE         IN SERVICE                         NUMBER OF    SQUARE
DEVELOPMENTS(2)                DATE(3)           LOCATION       BUILDINGS     FEET
--------------------       ---------------   -----------------  ---------   ---------
                                             (DOLLARS IN THOUSANDS)
San Rafael Corporate
 Center..................  4Q/01 and 3Q/03   San Rafael, CA         5         382,000
Foundry Square (f/k/a
 First and Howard)(5)....   2Q/02 - 3Q/03    San Francisco, CA      4       1,260,000
Ferry Building(6)........      3Q/2002       San Francisco, CA      1         244,000
Concar(7)................      4Q/2002       San Mateo, CA          2         207,000
Larkspur Landing(8)......      3Q/2003       Larkspur, CA           2         168,000
                                                                   --       ---------
                                                                   14       2,261,000
                                                                   --       ---------
GRAND TOTAL/WEIGHTED AVERAGE..................................     17       2,781,000
                                                                   ==       =========

                                    EOP PARTNERSHIP'S
                           ------------------------------------
                           EFFECTIVE       COSTS                    TOTAL
                           OWNERSHIP     INCURRED       TOTAL      PROJECT     CURRENT
WILSON/EQUITY OFFICE       PERCENTAGE      AS OF      ESTIMATED   ESTIMATED   PERCENTAGE
DEVELOPMENTS(2)               (3)       12/31/00(3)   COSTS(3)    COSTS(4)      LEASED
--------------------       ----------   -----------   ---------   ---------   ----------
                                              (DOLLARS IN THOUSANDS)
San Rafael Corporate
 Center..................      80%         27,654      113,200     141,500         0%
Foundry Square (f/k/a
 First and Howard)(5)....      (5)         26,061      249,000     436,200        42%
Ferry Building(6)........      80%          6,742       66,000      82,400         0%
Concar(7)................      80%          4,245       52,100      65,100        99%
Larkspur Landing(8)......      (8)             --           --      45,000         0%
                                         --------     --------    --------       ---
                                           64,702      480,300     770,200        33%
                                         --------     --------    --------       ---
GRAND TOTAL/WEIGHTED AVER                $135,124     $648,100    $938,000        45%
                                         ========     ========    ========       ===

---------------

(1) The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property is expected to undergo a lease-up period. The Total Estimated Costs represent current estimates of total development costs, including amounts required to tenant the Property. These costs are estimates and are subject to change upon or prior to completion of the development.

(2) EOP Partnership and Wilson Investors ("WI") entered into a joint venture agreement to form Wilson/ Equity Office, LLC ("W/EO") for the purpose of developing, constructing, leasing and managing developments. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership will loan up to $25 million to WI for their required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of December 31, 2000, is approximately $4.1 million.

    EOP Partnership has created or anticipates creating joint ventures with W/EO, and, in certain cases, unaffiliated third parties, for the development properties included herein. The costs for these developments generally will be funded by EOP Partnership and W/EO in a 60%/40% ratio and in some cases by third parties as described within each development's respective operating agreement. The Board of Trustees of Equity Office has also authorized Equity Office to negotiate and enter into an agreement with W/EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing 36 months after initial funding, or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unrelated third-party investors. The aggregate amount of any such financing would be generally capped at 70% of budgeted construction costs. In accordance with the W/EO

    Operating Agreement, EOP Partnership is entitled to purchase the W/EO interest in each development subsequent to project stabilization.

(3) The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Effective Ownership Percentage represents EOP Partnership's direct interest in the development and its 49.9% interest in W/EO. Costs Incurred as of December 31, 2000, and Total Estimated Costs are based on EOP Partnership's Effective Ownership Percentage. The remaining ownership interest/costs are owned/funded by WI through its investment in W/EO and on certain developments unaffiliated third parties.

(4) Total Project Estimated Costs represents 100% of the estimated costs including EOP Partnership's, WI's and any unaffiliated third party's portions. These costs are subject to change upon or prior to the completion of the development and include amounts required to tenant the Property.

(5) Foundry Square is a project with four sites, each of which has a separate joint venture structure. EOP Partnership's Effective Ownership Percentages are approximately 68%, 64%, 40% and 40%.

(6) Under the terms of the lease for the property, the lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the lessee (8% prior to project stabilization). Other partners may share in excess cash flow, if any.

(7) Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to lessee, calculated at 25.7% of proceeds prior to a 14% cumulative return (18% after 2018) and 20.7% thereafter.

(8) Larkspur Landing is a potential development currently being evaluated by W/EO.

     In addition to the developments described above, EOP Partnership owns various land parcels available for development. These sites represent possible future development of up to approximately seven million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, which is uncertain. These various sites include, among others: Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Orange Center, Orange, CA; and City Center Bellevue, Bellevue, WA.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. EOP Partnership adopted the standard on January 1, 2001 and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million. Management does not anticipate that the adoption will have a material impact on EOP Partnership's financial condition and results of operations.

INFLATION

     Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes (except, in the case of certain California leases, which limit the ability of the landlord to pass through to the tenants the effect of increased real estate taxes attributable to a sale of real property interests) and operating expenses over a base amount. In addition, many of the office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). EOP Partnership believes that the majority of inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

FUNDS FROM OPERATIONS

     Management of EOP Partnership believes Funds from Operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") to be an appropriate measure of performance for an equity REIT. While Funds from Operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of EOP Partnership.

     The following table reflects the calculation of Funds from Operations for the years ended December 31, 2000, 1999 and 1998:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2000         1999         1998
                                                 -----------   ---------   -----------
                                                        (DOLLARS IN THOUSANDS)
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, net gain on sales of real
  estate and extraordinary items...............  $   446,617   $ 418,569   $   371,175
Add (deduct):
  Income allocated to minority interests for
     partially owned properties................       (5,370)     (1,981)       (2,114)
  Income from investment in unconsolidated
     joint ventures............................       56,251      13,824        11,267
  Depreciation and amortization (real estate
     related) (including share of
     unconsolidated joint ventures)............      459,385     368,490       313,519
  Put option settlement........................       (2,576)     (5,658)           --
  Preferred distributions......................      (43,348)    (43,603)      (32,202)
                                                 -----------   ---------   -----------
Funds from Operations(1).......................      910,959     749,641       661,645
  Less deferred rental revenue.................      (69,822)    (65,397)      (68,107)
  Plus deferred rental expense.................        2,477       2,083         2,613
                                                 -----------   ---------   -----------
Adjusted Funds from Operations.................  $   843,614   $ 686,327   $   596,151
                                                 ===========   =========   ===========
Cash Flow provided by (used for):
  Operating Activities.........................  $   907,343   $ 720,711   $   759,151
  Investing Activities.........................  $(1,311,778)  $ (67,138)  $(2,231,712)
  Financing Activities.........................  $   455,353   $(718,315)  $ 1,310,788

---------------

(1) The White Paper on Funds from Operations approved by NAREIT in March 1995 defines Funds from Operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. In accordance with this NAREIT Bulletin, EOP Partnership no longer adjusts for the amortization of discounts and premiums on mortgages when calculating Funds from Operations. Accordingly, EOP Partnership restated the prior period data for comparative purposes. EOP Partnership believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of EOP Partnership to incur and service debt, to make capital expenditures and to fund other cash needs. EOP Partnership computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than EOP

    Partnership. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of EOP Partnership's financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of EOP Partnership's liquidity, nor is it indicative of funds available to fund EOP Partnership's cash needs, including its ability to make cash distributions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk section.

ITEM 8.  FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Partners of EOP Operating Limited Partnership

     We have audited the accompanying consolidated balance sheets of EOP Operating Limited Partnership ("EOP Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of EOP Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EOP Partnership at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
February 5, 2001, except for Note 25,
as to which the date is February 23, 2001

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER UNIT AMOUNTS)
ASSETS:
  Investment in real estate.................................   $17,460,534     $12,847,389
  Developments in process...................................        70,422         229,225
  Land available for development............................        88,424         125,926
  Accumulated depreciation..................................      (978,055)       (630,387)
                                                               -----------     -----------
    Investment in real estate, net of accumulated
     depreciation...........................................    16,641,325      12,572,153
  Cash and cash equivalents.................................        53,256           2,338
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,873 and $1,244, respectively)...       101,784          54,497
  Deferred rent receivable..................................       207,088         138,697
  Escrow deposits and restricted cash.......................        39,832          19,754
  Investment in unconsolidated joint ventures...............     1,164,613         865,863
  Deferred financing costs (net of accumulated amortization
    of $21,756 and $14,863, respectively)...................        81,854          55,196
  Deferred leasing costs (net of accumulated amortization of
    $39,906 and $22,461, respectively)......................       151,178          97,743
  Prepaid expenses and other assets (net of discounts of
    $78,871 and $63,787, respectively)......................       353,323         239,817
                                                               -----------     -----------
    Total Assets............................................   $18,794,253     $14,046,058
                                                               ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net (discount)/premium of
    $(17,825) and $10,574, respectively)....................   $ 2,915,801     $ 1,743,871
  Unsecured notes (including a net (discount)/premium of
    $(3,807) and $47, respectively).........................     5,836,193       3,655,047
  Lines of credit...........................................        51,000         453,000
  Accounts payable and accrued expenses.....................       497,811         318,003
  Distribution payable......................................         3,681           5,446
  Other liabilities.........................................       204,298         161,164
                                                               -----------     -----------
    Total Liabilities.......................................     9,508,784       6,336,531
                                                               -----------     -----------
  Commitments and contingencies.............................
  Minority Interests: -- partially owned properties.........       197,161          39,027
                                                               -----------     -----------
  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 7,994,000 and
     8,000,000 issued and outstanding.......................       199,850         200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 6,000,000 issued and outstanding.................       300,000         300,000
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,562,900 and
     4,600,000 issued and outstanding, respectively.........       114,073         115,000
  General Partners Capital..................................        70,490          58,482
  Limited Partners Capital..................................     8,447,021       6,996,144
  Deferred compensation.....................................       (14,871)        (10,064)
  Accumulated other comprehensive (loss) income.............       (28,255)         10,938
                                                               -----------     -----------
    Total Partners' Capital.................................     9,088,308       7,670,500
                                                               -----------     -----------
    Total Liabilities and Partners' Capital.................   $18,794,253     $14,046,058
                                                               ===========     ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                          2000             1999             1998
                                                     --------------   --------------   --------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
REVENUES:
  Rental...........................................   $  1,732,799     $  1,493,196     $  1,299,044
  Tenant reimbursements............................        324,193          281,358          239,390
  Parking..........................................        112,107          112,204           94,241
  Other............................................         48,047           32,298           25,745
  Fee income.......................................         10,931            8,939            9,571
  Interest/dividends...............................         36,166           14,248           11,708
                                                      ------------     ------------     ------------
          Total revenues...........................      2,264,243        1,942,243        1,679,699
                                                      ------------     ------------     ------------
EXPENSES:
  Interest:
     Expense incurred..............................        525,787          413,995          338,611
     Amortization of deferred financing costs......          9,746            4,693            6,404
  Depreciation.....................................        399,768          339,751          291,213
  Amortization.....................................         26,903           14,545            8,365
  Real estate taxes................................        268,305          243,778          203,805
  Insurance........................................         12,214            9,589            7,736
  Repairs and maintenance..........................        234,986          209,630          191,588
  Property operating...............................        238,490          199,879          189,577
  Ground rent......................................         10,012            6,887            7,661
  General and administrative.......................         91,415           80,927           63,564
                                                      ------------     ------------     ------------
          Total expenses...........................      1,817,626        1,523,674        1,308,524
                                                      ------------     ------------     ------------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, net gain on sales of real estate and
  extraordinary items..............................        446,617          418,569          371,175
Minority Interests: -- partially owned
  properties.......................................         (6,843)          (1,981)          (2,114)
Income from investment in unconsolidated joint
  ventures.........................................         56,251           13,824           11,267
Net gain on sales of real estate...................         36,013           59,661           12,433
                                                      ------------     ------------     ------------
Income before extraordinary items..................        532,038          490,073          392,761
Extraordinary items................................         (1,802)         (10,548)          (7,506)
                                                      ------------     ------------     ------------
Net income.........................................        530,236          479,525          385,255
Put option settlement..............................         (2,576)          (5,658)              --
Preferred distributions............................        (43,348)         (43,603)         (32,202)
                                                      ------------     ------------     ------------
Net income available for Units.....................   $    484,312     $    430,264     $    353,053
                                                      ============     ============     ============
Net income available per weighted average Unit
  outstanding -- Basic.............................   $       1.53     $       1.49     $       1.25
                                                      ============     ============     ============
Weighted average Units outstanding -- Basic........    316,067,694      288,326,547      282,114,343
                                                      ============     ============     ============
Net income available per weighted average Unit and
  unit equivalent outstanding -- Diluted...........   $       1.52     $       1.48     $       1.24
                                                      ============     ============     ============
Weighted average Units and unit equivalents
  outstanding -- Diluted...........................    318,997,407      291,157,204      283,974,532
                                                      ============     ============     ============

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                              COMPREHENSIVE INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
PARTNERS' CAPITAL:
Balance, beginning of period................................  $7,680,564   $7,775,315   $7,139,849
  Issuance of Units for Cornerstone Merger..................   1,574,625           --           --
  Redemption of Units for cash..............................      (3,780)          --           --
  Issuance of Units for acquisitions........................       9,685       24,476      204,008
  Issuance of Units through exercise of share options.......      81,956        2,681       15,435
  Issuance of preferred units...............................          --           --      415,000
  Preferred units and other offering costs..................         (28)        (827)     (14,630)
  Sale of Units, net........................................          --           --       43,983
  Units issued for restricted units, trustee fees and for
    the dividend reinvestment plan, net of restricted units
    retired.................................................      12,917           --        8,640
  Common Shares and Units repurchased by EOP Partnership....    (119,633)     (51,381)          --
  Preferred units repurchased...............................      (1,077)          --           --
  Put option settlement.....................................      (2,576)     (61,459)          --
  Preferred distributions...................................     (43,348)     (43,603)     (32,202)
  Distributions declared to partners........................    (577,169)    (455,101)    (390,023)
                                                              ----------   ----------   ----------
  Total.....................................................   8,612,136    7,190,101    7,390,060
                                                              ----------   ----------   ----------
  Comprehensive Income:
    Net income..............................................     530,236      479,525      385,255
    Other comprehensive income:
      Unrealized holding gains arising during the period....     (39,193)      10,938           --
                                                              ----------   ----------   ----------
  Comprehensive Income......................................     491,043      490,463      385,255
                                                              ----------   ----------   ----------
Balance, end of period......................................  $9,103,179   $7,680,564   $7,775,315
                                                              ==========   ==========   ==========
DEFERRED COMPENSATION:
Balance, beginning of period................................  $  (10,064)  $  (14,997)  $   (9,486)
  Units granted.............................................     (13,274)          --       (8,640)
  Units retired.............................................         757           --           --
  Amortization of restricted units..........................       7,710        4,933        3,129
                                                              ----------   ----------   ----------
Balance, end of period......................................  $  (14,871)  $  (10,064)  $  (14,997)
                                                              ==========   ==========   ==========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..........................................  $   530,236   $   479,525   $   385,255
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................      436,417       358,989       305,982
     Amortization of discounts included in
       interest/dividend income.......................         (958)           --            --
     Amortization of premiums/discounts on unsecured
       notes and terminated interest rate protection
       agreements.....................................        3,980         3,690         2,898
     Amortization of deferred revenue included in
       other income...................................       (5,715)         (693)           --
     Compensation related to restricted shares issued
       to employees by Equity Office..................        7,710         4,933         2,829
     Units issued to Equity Office related to Common
       Shares issued to Trustees for fees included in
       general and administrative expense.............          232            --            --
     Income from unconsolidated joint ventures........      (56,251)      (13,824)      (11,267)
     Net gain on sales of real estate.................      (36,013)      (59,661)      (12,433)
     Extraordinary items..............................        1,802        10,548         7,506
     Provision for doubtful accounts..................        2,389         1,585           890
     Allocation to minority interests.................        6,843         1,981         2,114
     Changes in assets and liabilities:
       (Increase) in rents receivable.................      (41,517)      (19,889)       (4,552)
       (Increase) in deferred rent receivables........      (68,391)      (51,582)      (67,065)
       Decrease in prepaid expenses and other
          assets......................................        6,653           429        10,756
       Increase (decrease) in accounts payable and
          accrued expenses............................      119,470       (29,186)       87,569
       (Decrease) increase in due to affiliates.......           --        (1,136)          403
       Increase in other liabilities..................          456        35,002        48,266
                                                        -----------   -----------   -----------
          Net cash provided by operating activities...      907,343       720,711       759,151
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
  Property acquisitions...............................      (69,914)     (122,419)   (1,930,172)
  Acquisition of Cornerstone Properties
     Limited Partnership..............................   (1,159,440)           --            --
  Property dispositions...............................      352,375       452,659        10,175
  Payments for capital and tenant improvements........     (293,711)     (297,496)     (207,093)
  Distributions from unconsolidated joint ventures....      174,817        45,536        46,122
  Investments in unconsolidated joint ventures........     (228,924)      (32,110)      (42,019)
  Payments of lease acquisition costs.................      (79,440)      (55,065)      (46,337)
  Contributions from minority interest partner in
     partially owned properties.......................          204        11,000            --
  Investments in securities...........................      (87,075)       (2,000)
  Investments in notes receivable.....................      (39,056)     (110,594)           --
  Investment in preferred securities of Capital
     Trust............................................           --            --       (48,532)
  Decrease (increase) in escrow deposits and
     restricted cash..................................      118,386        43,351       (13,856)
                                                        -----------   -----------   -----------
          Net cash (used for) investing activities....   (1,311,778)      (67,138)   (2,231,712)
                                                        -----------   -----------   -----------

                       EOP OPERATING LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds from Units, net of offering costs..........  $        --   $        --   $    43,983
  Repurchase of Units.................................     (119,633)      (51,381)           --
  Proceeds from exercise of share options.............       81,956         2,681        15,435
  Redemption of Units for cash........................       (3,780)           --            --
  Distributions to unitholders........................     (578,893)     (454,516)     (388,954)
  Put option settlement...............................           --       (59,913)           --
  Payment of preferred distributions..................      (43,535)      (43,822)      (29,581)
  Repurchase of preferred units, including transaction
     costs............................................         (890)           --            --
  Proceeds from sale of preferred units, net of
     offering costs...................................                         --       400,487
  Payment of offering costs...........................          (28)         (854)         (117)
  Distributions to minority interest in partially
     owned properties.................................      (13,732)       (2,138)       (3,366)
  Proceeds from mortgage debt.........................      270,000         3,374        10,865
  Proceeds from unsecured notes.......................    2,180,785     1,195,587     2,279,572
  Proceeds from lines of credit.......................    5,168,975     1,814,500     4,922,500
  Principal payments on mortgage debt.................     (460,111)     (519,671)      (38,370)
  Principal payments on lines of credit...............   (5,986,516)   (2,577,500)   (5,841,197)
  Payments of loan costs..............................      (39,245)      (11,096)      (22,192)
  Termination of interest rate protection
     agreements.......................................           --            --       (38,277)
  Prepayment penalties on early extinguishment of
     debt.............................................           --       (13,566)           --
                                                        -----------   -----------   -----------
          Net cash provided by (used for) financing
            activities................................      455,353      (718,315)    1,310,788
                                                        -----------   -----------   -----------
  Net increase (decrease) in cash and cash
     equivalents......................................       50,918       (64,742)     (161,773)
  Cash and cash equivalents at the beginning of the
     period...........................................        2,338        67,080       228,853
                                                        -----------   -----------   -----------
  Cash and cash equivalents at the end of the
     period...........................................  $    53,256   $     2,338   $    67,080
                                                        ===========   ===========   ===========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including
     capitalized interest of $14,764, $18,030 and
     $15,077, respectively............................  $   498,012   $   402,683   $   302,415
                                                        ===========   ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage loans and line of credit assumed through
     Cornerstone Merger...............................  $ 1,720,449   $        --   $        --
                                                        ===========   ===========   ===========
  Net liabilities assumed through Cornerstone
     Merger...........................................  $    19,792   $        --   $        --
                                                        ===========   ===========   ===========
  Minority interest in partially owned properties
     assumed through Cornerstone Merger...............  $   174,470   $        --   $        --
                                                        ===========   ===========   ===========
  Units and options issued through Cornerstone
     Merger...........................................  $ 1,574,625   $        --   $        --
                                                        ===========   ===========   ===========
  Units and put options issued through property
     acquisitions.....................................  $     9,685   $    24,476   $   204,008
                                                        ===========   ===========   ===========
  Escrow deposits used for property acquisitions......  $    37,105   $   192,427   $        --
                                                        ===========   ===========   ===========
  Escrow deposits provided by property dispositions...  $  (167,922)  $   (95,956)  $  (119,948)
                                                        ===========   ===========   ===========
  Mortgage loan assumed/promissory notes issued
     through property acquisitions....................  $    65,661   $    52,550   $   406,837
                                                        ===========   ===========   ===========
  Mortgage loan assumed by purchaser through property
     disposition......................................  $   (11,369)  $   (81,400)  $        --
                                                        ===========   ===========   ===========
  Deferred revenue recorded in connection with receipt
     of securities....................................  $    11,317   $    32,276   $        --
                                                        ===========   ===========   ===========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF EOP PARTNERSHIP

     As used herein, "EOP Partnership" means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries, and the predecessors thereof ("Equity Office Predecessors"). EOP Partnership is a subsidiary of Equity Office Properties Trust ("Equity Office"), a Maryland real estate investment trust, which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). Equity Office completed its initial public offering (the "IPO") on July 11, 1997 having sold its common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest ("Units"). EOP Partnership is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, developing, leasing and renovating office properties and parking facilities. Equity Office's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through EOP Partnership. Equity Office is the general partner of EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of December 31, 2000, EOP Partnership owned or had an interest in 381 office properties (the "Office Properties") containing approximately 99.0 million rentable square feet of office space and owned nine stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 14,244 parking spaces. The weighted average occupancy for the Office Properties at December 31, 2000 was approximately 94.6%. The Office Properties are located in 104 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in central business districts ("CBDs") and 48.7% in suburban markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements represent the financial condition and results of EOP Partnership and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     The Consolidation, the Beacon Merger and the Cornerstone Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by EOP Partnership was used as the valuation basis for these transactions. The assets acquired and liabilities assumed by EOP Partnership were recorded at their fair values as of the closing dates of the Consolidation, the Beacon Merger and the Cornerstone Merger, as applicable, and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

ASSET CATEGORY                                                 ESTIMATED USEFUL LIFE
--------------                                                 ---------------------
Building....................................................            40 years
Building improvements.......................................          4-40 years
Tenant improvements.........................................       Term of lease
Furniture and fixtures......................................          3-12 years

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Rental Income

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. EOP Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently ("Deferred Rent Receivable"). When a property is acquired the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the years ended December 31, 2000, 1999 and 1998, which were not currently collectible as of such dates, were approximately $69.8 million, $65.4 million and $68.1 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-exempt dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Investments in marketable equity securities and investments in notes receivable are reported at fair value and included in other assets. All marketable equity securities held at December 31, 2000 were designated as available for sale, with unrealized holding gains and losses included in shareholders' equity as accumulated other comprehensive (loss) income.

     Management believes that the carrying basis of the long-term debt consisting of secured and unsecured borrowings and interest rate protection agreements approximate their respective fair market values as of December 31, 2000 and 1999, respectively. The current value of debt was computed by discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     EOP Partnership periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated future financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on a straight-line basis, which approximates the effective yield method.

Derivatives and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. EOP Partnership adopted the standard on January 1, 2001 and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million. Management does not anticipate that the adoption will have a material impact on EOP Partnership's financial condition and results of operations.

Deferred Revenue

     During 2000 and 1999, EOP Partnership received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to the Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue will be amortized into other income over the terms of the respective license agreements. As of December 31, 2000 and 1999, approximately $37.2 million and $31.6 million is recorded as deferred revenue relating to these agreements and is being amortized over a five-year period. Approximately $5.7 million and $.7 million was recorded as other income during 2000 and 1999, respectively.

Income Taxes

     EOP Partnership is not liable for federal taxes as the partners recognize their proportionate share of EOP Partnership's income or loss in their tax returns. The Office Properties and Parking Facilities primarily are owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the management business is owned by a corporation and is subject to federal and state income taxes. EOP Partnership incurred federal and state income and franchise taxes of approximately $2.7 million, $0.7 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, which are included in general and administrative expenses.

     Equity Office has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, Equity Office generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If Equity Office fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Equity Office qualifies for taxation as a REIT, Equity Office may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2000 and 1999 was approximately $12.2 billion and $10.3 billion, respectively.

Minority Interests -- partially owned properties

     Minority interests in partially owned properties is reflected on the balance sheet for the portion of properties consolidated that are not wholly owned. The earnings or losses from these properties attributable to the minority interests are reflected as minority interests in partially owned properties in the statements of operations.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the previously reported 1999 and 1998 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 or 1998 results or partners' capital.

NOTE 3 -- CORNERSTONE MERGER

     On June 19, 2000, Equity Office, EOP Partnership, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") completed the merger of Cornerstone Partnership with and into EOP Partnership and the merger of Cornerstone with and into Equity Office (collectively, the "Cornerstone Merger") at a total cost of approximately $4.5 billion. The purchase price consisted of:

        (1) the issuance by Equity Office of approximately 51.2 million Common Shares valued at $24.68 per share and the issuance of approximately 3.7 million share options for a total of approximately $1,268.6 million, of which EOP Partnership issued a corresponding number of Units to Equity Office on a one-for-one basis;
        (2) the issuance by EOP Partnership of approximately 12.4 million Units to third parties valued at $24.68 per Unit for a total of approximately $306.0 million;
        (3) the cash redemption of approximately 58.5 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1,052.2 million;
        (4) the cash redemption of approximately 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, plus accrued but unpaid dividends, for a total of approximately $57.6 million;
        (5) the assumption of approximately $1,304.9 million of secured debt and $415.5 million of unsecured debt;
        (6) the payment of merger costs of approximately $82.9 million; and
        (7) the assumption of net liabilities of approximately $19.8 million.

Certain of the amounts stated above related to the Cornerstone Merger are based on management's current best estimates, which are subject to adjustment within one year of the closing date of June 19, 2000.

     The cash portion of the Cornerstone Merger of approximately $1.2 billion was funded from various credit facilities (see Note 10 -- Lines of Credit and Term Loans for more information). As a result of the

Cornerstone Merger, EOP Partnership acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space.

NOTE 4 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Parking Facilities, properties under development and vacant land was as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Land.......................................................  $ 1,931,487   $ 1,278,310
Land available for development.............................       88,424       125,926
Building...................................................   14,790,576    11,123,181
Building improvements......................................      276,793       162,628
Tenant improvements........................................      417,661       261,121
Furniture and fixtures.....................................       44,017        22,149
Developments in process....................................       70,422       229,225
                                                             -----------   -----------
  Gross investment in real estate..........................   17,619,380    13,202,540
Accumulated depreciation...................................     (978,055)     (630,387)
                                                             -----------   -----------
  Net investment in real estate............................  $16,641,325   $12,572,153
                                                             ===========   ===========

     During the year ended December 31, 2000, in addition to the 82 Office Properties acquired in the Cornerstone Merger, EOP Partnership acquired the Properties, or remaining interests therein, listed below. Each Property was purchased from an unaffiliated party, except for Sunset North Corporate Campus and World Trade Center (see footnote (3) and (5) below), and was funded from working capital, credit facilities, assumption of mortgage debt, and/or issuance of Units. During 1999, EOP Partnership acquired ten Office Properties and one Parking Facility for a total cost of approximately $393.2 million.

DATE                                                              RENTABLE             TOTAL
ACQUIRED                PROPERTY                   LOCATION      SQUARE FEET    ACQUISITION COST(1)
--------                --------                   --------      -----------   ----------------------
                                                                               (DOLLARS IN THOUSANDS)
 4/10/00   Metropoint II                        Denver, CO                (2)         $  8,320(2)
 5/23/00   Centerpointe III vacant land         Fairfax, VA             --               8,168
 6/30/00   Sunset North Corporate Campus        Bellevue, WA              (3)           27,999(3)
 7/11/00   Two Lafayette Centre                 Washington, DC     130,704              29,317
 8/21/00   203 North LaSalle and Theater        Chicago, IL             --              15,134(4)
             District Garage
  9/8/00   World Trade Center East              Seattle, WA        186,912              38,567(5)
12/22/00   Acorn Properties                     Various                   (6)            2,723(6)
                                                                   -------            --------
                                                Total              317,616            $130,228
                                                                   =======            ========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The total acquisition cost of Metropoint II represents the cost to acquire the remaining 30% limited partnership interest in the Property.

(3) The total acquisition cost of Sunset North Corporate Campus represents the cost to acquire the remaining interest in the Property from Wright Runstad Associates Limited Partnership ("WRALP"), a related party at the time of acquisition (See Note 21 -- Related Party Transactions, subfootnote (3)) and consisted of the assumption of debt and the remainder in cash.

(4) The total acquisition cost of 203 North LaSalle and the Theater District Garage represents the cost to acquire the remaining interests in the Property. The purchase price consisted of $12.5 million in cash and 91,406 Units valued at $28.81 per Unit.

(5) World Trade Center East was acquired from WRALP, a related party of EOP Partnership. The acquisition was funded primarily through the repayment of a $31.3 million mortgage note, the issuance of 227,011 Units recorded at $27.89 per Unit for a total of approximately $6.3 million and the remainder in cash.

(6) The total acquisition cost represents the cost to acquire the remaining 11% interest in these Properties and consisted of the issuance of 73,776 Units recorded at a weighted average cost of $32.11 per Unit and the remainder in cash.

NOTE 5 -- DISPOSITIONS

     During 2000, EOP Partnership disposed of the following office properties and parking facilities:

DISPOSITION                                                              RENTABLE      SALES     GAIN/LOSS ON
DATE                      PROPERTY                     LOCATION         SQUARE FEET    PRICE         SALE
-----------               --------                     --------         -----------   --------   ------------
                                                                                      (Dollars in thousands)
    2/10/00   Sarasota City Center               Sarasota, FL             247,891     $ 27,700     $ 4,098
    3/10/00   Media Center (development site)    Burbank, CA                   --       20,000        (363)
    5/17/00   Various parking facilities         Various                       --      180,000      22,353
     6/2/00   Bank of America Tower              Seattle, WA                   --(1)   209,580      13,344(1)
    6/30/00   Park Plaza                         Pleasanton, CA            87,040       17,500          --
    8/17/00   Agoura Hills Business Park         Agoura Hills, CA         115,208       17,430          --
    8/17/00   Westlake Spectrum Center I & II    Westlake Village, CA     118,990       18,100          --
    9/29/00   Westwood Business Centre           Westwood, MA             164,985       24,000      (3,616)
   12/22/00   500 Marquette                      Albuquerque, NM          230,022       21,700         (16)
              Adjustment to gain on properties                                 --           --         213
                disposed of in 1999
                                                                          -------     --------     -------
                                                                          964,136     $536,010     $36,013
                                                                          =======     ========     =======

---------------

(1) A 49.9% interest in this 1,537,932 square foot Office Property was sold to an unaffiliated party. The remaining 50.1% interest is accounted for using the equity method of accounting.

     During 1999, EOP Partnership disposed of four office properties totaling 668,796 square feet, a redevelopment property and partial interests in 12 Office Properties in various transactions for approximately $631.9 million and recognized a total net gain on sale of real estate of approximately $59.7 million.

     During 1998, EOP Partnership disposed of four office properties located in Florida and one office property located in Washington, D.C. The combined square footage of these office properties was approximately 986,391 square feet. These office properties were sold for approximately $132.6 million generating a gain on sale of approximately $12.4 million.

NOTE 6 -- INVESTMENT IN NOTES RECEIVABLE

     EOP Partnership has notes receivable that are included in Other Assets on the Consolidated Balance Sheets consisting primarily of the following:

     In 1999, EOP Partnership acquired a 67% share of a $202.2 million mezzanine-level debt position for approximately $73.9 million as part of a debt restructuring related to the SunAmerica Center office property. The discount to the face amount of the note of approximately $64.2 million will be amortized to interest income based on the estimated yield of the investment. The note accrues interest at 7.25% per annum and matures on August 31, 2014. In addition, EOP Partnership previously had entered into two forward rate interest protection agreements effectively hedging the investment. These agreements were terminated prior to the investment in the mezzanine-level debt position for proceeds of approximately $1.1 million. The proceeds are being amortized to interest income over the term of the debt. In addition, EOP Partnership has the option to acquire 67% of the aggregate face amount of two other subordinate notes from the current holder, an affiliate of the property owner. The aggregate face amount of these notes is $15.0 million at December 31, 2000 and 1999.

     In December 2000, EOP Partnership loaned approximately $21.5 million to Maguire Partners, a commercial real estate developer. The note matures on December 14, 2001 and accrues interest at 20% per annum. The note is collateralized by improvements to a 6.5-acre land parcel in Playa Vista, California, on which a 426,000 square foot office complex will be developed. In a separate agreement with the same party, EOP Partnership has the option to enter into a joint venture agreement with Maguire Partners to acquire an equity interest in the development. The option originally expired on March 15, 2001, but was extended to May 1, 2001.

NOTE 7 -- INVESTMENT IN SECURITIES

     EOP Partnership owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of common or preferred stock, vested and unvested warrants to acquire common stock and an interest in a limited liability company. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of December 31, 2000:

                             SQUARE FEET          TICKER         CAPITAL       SHARES       WARRANTS        BOOK
COMPANY                    (IN MILLIONS)(1)       SYMBOL       INVESTMENT    RECEIVED(2)   RECEIVED(2)    VALUE(3)
-------                    ----------------   --------------   -----------   -----------   -----------   -----------
                                                               (DOLLARS IN                               (DOLLARS IN
                                                               THOUSANDS)                                THOUSANDS)
Allied Riser
  Corporation............         94                    ARCC    $  2,253        885,941     1,927,226     $  5,797
Broadband Office.........         58          Privately Held       3,517      2,656,609            --        5,013
Captivate................         72          Privately Held      10,015      2,253,836     2,406,781       20,388
Cypress..................         17                    CYCO         829        828,950       919,581          754
HQ Global Workplaces,
  Inc. ("HQ")(4).........         --          Privately Held      82,097      1,839,497       555,911       82,097
Constellation Real
  Technologies(5)........         --          Privately Held       2,742             --            --        2,742
OnSite(6)................         22          Privately Held          --             --            --           --
                                                                --------      ---------     ---------     --------
          Total..........                                       $101,453      8,464,833     5,809,499     $116,791
                                                                ========      =========     =========     ========

---------------

(1) The Square Feet (in millions) represents the portion of EOP Partnership's portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These approximate square footage amounts are subject to change upon the signing of additional licensing agreements. As of December 31, 2000, approximately 70% of EOP Partnership's portfolio was wired and operational by at least one of EOP Partnership's strategic telecommunications providers. The majority of the portfolio is currently scheduled to be wired and operational by mid 2001.

(2) Common/preferred shares and warrants received may include amounts allocable to joint venture partners. EOP Partnership may earn additional common/preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(3) EOP Partnership's investments in publicly traded companies are adjusted to reflect their current market values. EOP Partnership's investments in privately held entities were recorded at estimated fair values when the investment was made and are valued at the lower of cost or market.

(4) EOP Partnership invested approximately $75 million in Series A Convertible Cumulative Preferred Stock of HQ. The Series A Convertible Cumulative Preferred Stock has an initial dividend rate of 13.5% per annum and increases by 50 basis points each year. The accrued unpaid dividend, which is included in the above value, was approximately $5.9 million at December 31, 2000. This dividend may be paid in shares of additional preferred stock. The preferred stock is redeemable in 2004, matures in 2007, and may be converted to HQ's common stock upon a qualifying merger or initial public offering of HQ. In connection with the investment, EOP Partnership and HQ entered into a joint venture agreement to own and develop full service business centers in the EOP Partnership buildings. As of December 31, 2000, no amounts have been funded by EOP Partnership to this joint venture.

(5) Constellation Real Technologies, LLC ("Constellation") is a real estate technology company created by 11 of the nation's largest owners, managers and developers of real estate. Constellation was created to sponsor real estate-related Internet, e-commerce and telecommunications enterprises; acquire interests in existing "best of breed" companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the real estate technology area. The 11 members have committed to contribute a total of $135 million, with EOP Partnership committing up to $15 million. EOP Partnership has contributed $2.7 million as of December 31, 2000.

(6) EOP Partnership entered into an agreement with OnSite Access, Inc. ("OnSite"), a facilities-based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for access to the Office Properties, OnSite is obligated to grant EOP Partnership warrants to acquire common shares of OnSite for $2.36 per share.

     In July 1998, EOP Partnership purchased 50,000 shares of Capital Trust 8.25% Preferred Securities, $1,000 liquidation preference per share, for $48.5 million. The discount of $1.5 million is being amortized as additional dividend revenue over the term of 20 years. The preferred shares are convertible at any time into common shares of Capital Trust at a conversion price of $11.70 and are non-callable for five years. The dividend is payable each quarter and commencing in year seven, the dividend will increase by 75 basis points per annum. Mr. Zell is Chairman of the Board of Capital Trust. During 2000, the terms were amended as follows:

            (1) 60% of the investment, or approximately $30 million of the preferred securities were amended as follows:

        - The coupon rate of 8.25% remains fixed for two more years. Thereafter, the rate will increase to the greater of:
         - 10%, increasing by 75 basis points per annum commencing October 1, 2004, or
         - a rate equal to Capital Trust's then dividend per common share divided by $7.00;
        - The conversion price decreased from $11.70 to $7.00 per share;
        - The common share equivalent was fixed at 4,285,714 shares; and
        - The call date was extended one year to September 30, 2004;

            (2) 40% of the investment, or approximately $20 million of the preferred securities were amended as follows:

        - The coupon rate of 8.25% increased to 13.0% and remained fixed until October 1, 2004 when it will increase by 75 basis points per annum;
        - The conversion feature is eliminated; and
        - The preferred securities may be called at any time; and

          (3) The co-investment right was terminated.

NOTE 8 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of EOP Partnership's economic ownership in unconsolidated joint ventures:

                                                              ECONOMIC INTEREST AS OF
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              2000(1)         1999(1)
                                                              --------        --------
PROPERTY
500 Orange Tower............................................     100%           100%
St. Louis Parking Garages...................................      50%            50%
One Post Office Square......................................      50%            50%
75-101 Federal Street.......................................      52%            52%
Rowes Wharf.................................................      39%            39%
Four Oaks Place.............................................    2.55%          2.55%
Key Center..................................................      80%            80%
10 & 30 South Wacker........................................      75%            75%
Bank One Center.............................................      25%            25%
Pasadena Towers.............................................      25%            25%
Promenade II................................................      50%            50%
SunTrust Center.............................................      25%            25%
Preston Commons.............................................      50%            50%
Sterling Plaza..............................................      50%            50%
1301 Avenue of the Americas(2)..............................   84.45%             --
One Post(3).................................................      50%             --
Bank of America Tower(4)....................................    50.1%             --
PROPERTIES UNDER DEVELOPMENT
Ferry Building(5)...........................................      80%             --
Foundry Square(5)...........................................       (5)            --
800-900 Concar(5)...........................................      80%             --
San Rafael(5)...............................................      80%             --
OTHER
Wright Runstad Associates Limited Partnership...............    28.5%          28.5%
Regus Equity Business Centers, LLC..........................    47.5%          47.5%
Wilson/Equity Office, LLC(5)................................    49.9%             --

---------------

(1) The amounts shown above approximate EOP Partnership's economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. EOP Partnership's share of these items is subject to change based on, among other things, the operations of the Property and the timing and amount of capital transactions. EOP Partnership's legal ownership may differ.

(2) On August 2, 2000, a joint venture between EOP Partnership and an unaffiliated party acquired a 45% general partner equity interest and a debt interest in a limited partnership that owns 1301 Avenue of the Americas, a
    1.77 million square foot office building located in Midtown Manhattan in New York. EOP Partnership's share of the investment at closing was approximately $163.2 million. In addition, EOP Partnership and its joint venture partner purchased options to acquire the remaining 55% equity interest over a period of three and one-half to eight years at a value described in the option agreements.

(3) The interest in One Post was acquired as part of the Cornerstone Merger.

(4) On June 2, 2000, EOP Partnership entered into a joint venture agreement with an unaffiliated party and sold a 49.9% interest in Bank of America Tower for approximately $209.6 million. See Note 5 -- Dispositions.

(5) See Note 21 -- Related Party Transactions, subfootnote (6). Foundry Square is a project with four sites, each of which has a separate joint venture structure. EOP Partnership's economic ownership interests are approximately 68%, 64%, 40% and 40%.

     These investments are accounted for using the equity method of accounting except for the investment in Four Oaks Place, which is accounted for utilizing the cost method of accounting. Under the equity method of accounting, the net equity investment of EOP Partnership is reflected on the consolidated balance sheets, and the consolidated statements of operations include EOP Partnership's share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on the balance sheets of EOP Partnership and the underlying equity in net assets is depreciated as an adjustment to income from unconsolidated joint ventures over 40 years.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net..........................................  $2,928,225   $1,719,417
  Other assets..............................................     239,267      106,211
                                                              ----------   ----------
     Total Assets...........................................  $3,167,492   $1,825,628
                                                              ==========   ==========
  Mortgage debt.............................................  $1,333,304   $  559,344
  Other liabilities.........................................     138,210       58,793
  Partners' and shareholders' equity........................   1,695,978    1,207,491
                                                              ----------   ----------
     Total Liabilities and Partners' and Shareholders'
      Equity................................................  $3,167,492   $1,825,628
                                                              ==========   ==========
EOP Partnership's share of equity...........................  $1,016,213   $  696,502
Net excess of cost of investments over/under the net book
  value of underlying net assets, net of accumulated
  depreciation of $16,905 and $11,679, respectively.........     148,400      169,361
                                                              ----------   ----------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $1,164,613   $  865,863
                                                              ==========   ==========
EOP Partnership's share of unconsolidated mortgage debt.....  $  834,093   $  264,751
                                                              ==========   ==========

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Statements of Operations:
  Revenues..................................................  $383,526    $119,566    $107,617
                                                              --------    --------    --------
  Expenses:
     Interest expense.......................................    74,376      18,787      17,004
     Depreciation and amortization..........................    63,376      19,968      18,916
     Operating expenses.....................................   143,575      44,002      37,489
                                                              --------    --------    --------
       Total expenses.......................................   281,327      82,757      73,409
                                                              --------    --------    --------
  Net income before gain on sale of real estate.............   102,199      36,809      34,208
  Gain on sale of real estate...............................    17,915          --          --
                                                              --------    --------    --------
  Net income................................................  $120,114    $ 36,809    $ 34,208
                                                              ========    ========    ========
EOP Partnership's share of net income.......................  $ 56,251    $ 13,824    $ 11,267
                                                              ========    ========    ========
EOP Partnership's share of interest expense.................  $ 41,467    $  9,116    $  8,580
                                                              ========    ========    ========
EOP Partnership's share of depreciation and amortization
  (real estate related).....................................  $ 39,370    $ 15,741    $ 14,412
                                                              ========    ========    ========

NOTE 9 -- MORTGAGE DEBT

     EOP Partnership had outstanding mortgage indebtedness of approximately $2.9 billion and $1.7 billion as of December 31, 2000 and 1999, respectively. The historical cost, net of accumulated depreciation of encumbered properties at December 31, 2000 and 1999 was approximately $6.3 billion and $3.8 billion, respectively. During the years ended December 31, 2000 and 1999, the following transactions occurred:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year(1).............................  $1,733,297   $2,336,571
  Assumed through Cornerstone Merger........................   1,336,148           --
  Proceeds from financings..................................     270,000           --
  Assumed through property acquisitions.....................      65,661       52,550
  Repaid or assumed by buyer upon sale of property..........     (11,369)     (81,400)
  Consolidated debt reclassed to investment in
     unconsolidated joint ventures..........................          --      (58,127)
  Proceeds from draws.......................................          --        3,374
  Repayments/principal amortization.........................    (460,111)    (519,671)
                                                              ----------   ----------
Balance at end of year(1)...................................  $2,933,626   $1,733,297
                                                              ==========   ==========

---------------

(1) Excludes net (discount)/premium on mortgage debt of approximately $(17,825), $10,574 and $13,517 as of December 31, 2000, 1999 and 1998, respectively.

Fixed Rate Mortgage Debt

     As of December 31, 2000 and 1999, EOP Partnership had outstanding fixed rate mortgage indebtedness of approximately $2.8 billion and $1.6 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 2000 and 1999, the effective interest rates ranged from 6.9% to 8.6% for both years, respectively. The weighted average fixed effective interest rate was approximately 7.8% and 7.5% as of December 2000 and 1999, respectively.

Variable Rate Mortgage Debt

     As of December 31, 2000 and 1999, EOP Partnership had outstanding variable rate mortgage indebtedness of approximately $133.5 million and $126.3 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. The variable interest rates are based on various spreads over LIBOR. As of December 31, 2000 and 1999, the weighted average variable effective interest rate was 7.7% and 7.2%, respectively.

Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter as of December 31, 2000 are as follows:

(DOLLARS IN THOUSANDS)
2001........................................................   $  158,653
2002........................................................      177,692
2003........................................................      200,261
2004........................................................      325,714
2005........................................................      529,706
Thereafter..................................................    1,541,600
                                                               ----------
Subtotal....................................................    2,933,626
Net discount (net of accumulated amortization of $1.0
  million)..................................................      (17,825)
                                                               ----------
          Total.............................................   $2,915,801
                                                               ==========

NOTE 10 -- LINES OF CREDIT AND TERM LOANS

     On August 14, 1998, EOP Partnership completed a term loan agreement with various financial institutions to provide EOP Partnership with a $328 million unsecured term loan facility (the "$328 Million Credit Facility"). The $328 Million Credit Facility was priced at 90-day LIBOR plus 80 basis points and was prepayable on any interest payment date. The term loan had a maturity date of August 15, 2000. On August 9, 1999, EOP Partnership prepaid the $328 Million Credit Facility with proceeds from a line of credit and approximately $.2 million of unamortized loan costs were written-off and accounted for as an extraordinary loss.

     During 1999, EOP Partnership had a $1.0 billion credit facility (the "$1.0 Billion Credit Facility"). EOP Partnership incurred fees of approximately $2.5 million at the closing for the facility, which, along with approximately $1.0 million of unamortized deferred financing costs from a previous line of credit, were amortized over the term of the $1.0 Billion Credit Facility. The interest rate was based on EOP Partnership's investment grade rating on its unsecured debt and was at LIBOR plus 60 basis points with a facility fee, based on the aggregate amount of the facility, equal to 20 basis points per annum.

     When the Cornerstone Merger was completed, the cash portion of the merger consideration of approximately $1.2 billion was funded from the $1.0 Billion Credit Facility and a new $1.0 billion credit facility (the "Line of Credit"), which was obtained in May 2000. Concurrently with the Cornerstone Merger, EOP Partnership borrowed $1.0 billion from the $1.0 Billion Credit Facility and amended the facility into a term loan (the "Term Loan"). Interest on the Term Loan was based on LIBOR plus 80 basis points and was scheduled to mature on May 29, 2001. The Term Loan was repaid in full using proceeds from several debt offerings completed during the latter part of 2000. As a result, EOP Partnership incurred an extraordinary loss of $.9 million representing unamortized deferred loan costs.

     The remaining cash consideration in the Cornerstone Merger was funded from the Line of Credit, which bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest rate to be charged is available for up to $350 million of the borrowings under the Line of Credit. In addition, as part of the Cornerstone Merger, EOP Partnership assumed interest rate protection agreements in the notional amount of $250 million ($185 million terminated in December 2000 and the remaining interest rate protection agreements terminated in January 2001). These interest rate protection agreements effectively converted a portion of the Line of Credit to a fixed-blended interest rate of 4.6% during the term of the protection agreements.

     In January 2000, EOP Partnership obtained an additional unsecured borrowing facility from Chase Manhattan bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of EOP Partnership, and at the lender's option, the lender could offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. In April 2000, borrowings under this facility in the amount of $100 million were repaid with proceeds from the $1.0 Billion Credit Facility and the agreement was terminated.

NOTE 11 -- UNSECURED NOTES

     The table below summarizes EOP Partnership's unsecured notes outstanding as of December 31, 2000:

                                                                      NET       STATED   EFFECTIVE
TERM                      MATURITY DATE           AMOUNT            PROCEEDS     RATE     RATE(1)
----                      -------------   ----------------------   ----------   ------   ---------
                                          (DOLLARS IN THOUSANDS)
 3 Years................   1/15/02              $  200,000         $  198,593   6.38%      6.62%
 4 Years................   2/15/02                 250,000(2)         252,225   6.38%      6.30%
 5 Years................   2/15/03                 300,000            294,120   6.38%      6.76%
 3 Years................   11/15/03                400,000            397,874   7.38%      7.55%
 5 Years................   1/15/04                 300,000            297,034   6.50%      6.71%
 6 Years................   6/15/04                 250,000            247,269   6.50%      6.68%
 7 Years................    9/1/04                  30,000             29,960   7.24%      7.26%
 7 Years................   2/15/05                 400,000            388,089   6.63%      7.02%
 8 Years................    9/1/05                  50,000             48,705   7.36%      7.69%
 6 Years................   3/15/06                 500,000            493,531   8.38%      8.59%
 9 Years................    9/1/06                  50,000             48,624   7.44%      7.74%
 9 Years................   6/15/07                 300,000            299,957   6.76%      6.76%
10 Years................    9/1/07                  50,000             48,584   7.41%      7.70%
 7 Years................   11/15/07                600,000            593,374   7.75%      7.91%
10 Years................   2/15/08                 300,000            291,655   6.75%      7.01%
 8 Years................   11/15/08                325,000(3)         314,594   7.25%      7.64%
10 Years................   1/15/09                 500,000            493,942   6.80%      6.94%
10 Years................    8/1/10                 360,000            356,213   8.10%      8.22%
20 Years................   2/15/18                 250,000            234,881   7.25%      7.54%
30 Years................   6/15/28                 225,000            221,138   7.25%      7.31%
30 Years................   4/19/29                 200,000            196,842   7.50%      7.55%
                                                ----------         ----------   -----      -----
          Subtotal.....................          5,840,000         $5,747,204   7.16%      7.35%
                                                                   ==========   =====      =====
Net discount (net of accumulated
  amortization of $.2 million).........             (3,807)
                                                ----------
          Total........................         $5,836,193
                                                ==========

---------------

(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) These notes are subject to mandatory redemption and a remarketing agreement in 2002 but does not mature until 2012.

(3) These notes are exchangeable into Common Shares of Equity Office at an exchange price of $34.00 per share, which is equal to an exchange rate of
    29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Share. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis. The notes were issued by EOP Partnership and are guaranteed by Equity Office.

     EOP Partnership previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. In August 2000, EOP Partnership registered an additional $60 million of unsecured notes under this registration statement in connection with the issuance of $360 million of senior exchangeable notes guaranteed as to principal and interest by Equity Office. EOP Partnership has issued a total of $2.06 billion of unsecured notes under the registration statement, of which $860 million were issued in 2000. Net proceeds from the issuance and sale of notes in 2000 were used to pay down balances from time to time outstanding under the Term Loan.

     EOP Partnership filed a shelf registration statement, which was declared effective by the SEC on August 31, 2000, relating to the issuance from time to time of up to an additional $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. In November 2000, EOP Partnership issued $1.0 billion of unsecured notes under this registration statement. The net proceeds from this offering were used to pay down the Term Loan and the Line of Credit.

Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

NOTE 12 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following Properties are controlled and partially owned by EOP Partnership but have partners with minority interests. EOP Partnership has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements and made an allocation to the minority interests. The equity interests of the unaffiliated partners are reflected as minority interests.

     The amounts shown below approximate EOP Partnership's economic ownership interest for the period presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. EOP Partnership's share of these items are subject to change based on, among other things, the operations of the Property and the timing and amount of capital transactions. EOP Partnership's legal ownership may differ.

                                                                 ECONOMIC
                                                              INTEREST AS OF
                                                               DECEMBER 31,
                                                              --------------
PROPERTY                                                      2000     1999
--------                                                      -----    -----
The Plaza at La Jolla Village...............................  66.7%    66.7%
Park Avenue Tower(1)........................................    94%     100%
850 Third Avenue(1).........................................    94%     100%
Acorn Properties(2).........................................   100%      89%
Capitol Commons Garage(3)...................................    --       50%
203 North LaSalle and Theater District Garages(2)...........   100%      50%
222 Berkley(4)..............................................  91.5%      --
500 Boylston(4).............................................  91.5%      --
120 Montgomery(4)...........................................  66.7%      --
Washington Mutual(4)........................................    75%      --
Norwest(4)..................................................    75%      --

---------------
(1) In 2000, EOP Partnership and an unaffiliated party formed a partnership, which owns Park Avenue Tower and 850 Third Avenue.

(2) EOP Partnership acquired the minority interest partners' interest in 2000. See Note (4) -- Investment in Real Estate for additional information.

(3) EOP Partnership sold this Property in 2000.

(4) These Office Properties were acquired in the Cornerstone Merger.

     EOP Partnership has additional Properties that are partially owned by unaffiliated parties where EOP Partnership's approximate economic ownership is 100% and have not been presented above.

NOTE 13 -- PARTNERS' CAPITAL

Units

     The following table presents the changes in the issued and outstanding Units since January 1, 1999:

                                                               2000           1999
                                                            -----------    -----------
Outstanding at January 1,.................................  285,786,346    288,547,356
  Restricted Units issued/cancelled, net..................      528,300        (20,000)
  Issued to Equity Office related to Common Shares issued
     for share option exercises...........................    3,592,769        128,287
  Units issued in the Cornerstone Merger..................   63,566,846             --
  Units issued to Equity Office for Common Shares issued
     through the Dividend Reinvestment Program............        4,695             --
  Units issued to Equity Office for Common Shares issued
     for payment of Board of Trustees fees................        7,647             --
  Put options exercised...................................           --     (1,675,000)
  Issued for property acquisitions........................      436,303      1,035,389
  Repurchases(1)..........................................   (4,742,500)    (2,229,686)
  Units converted to cash.................................     (152,919)            --
                                                            -----------    -----------
Outstanding at December 31,...............................  349,027,487    285,786,346
                                                            ===========    ===========

---------------
(1) In 1999, Equity Office announced a share repurchase plan. During 1999, 715,600 Common Shares were repurchased at an average share price of $23.14 for approximately $16.6 million in the aggregate and were retired along with a corresponding number of Units. An additional 4,742,500 Common Shares were repurchased and retired, along with a corresponding number of Units, between January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate. In February 2000, Equity Office suspended its share repurchase plan in anticipation of the Cornerstone Merger. Prior to the implementation of Equity Office's share repurchase plan, Equity Office repurchased 324,434 Common Shares, which resulted in EOP Partnership repurchasing an equivalent number of Units from Equity Office, and EOP Partnership repurchased approximately 1.2 million Units in a private transaction.

Ownership of EOP Partnership

     As of December 31, 2000 and 1999, Equity Office had a 1% general partnership interest and an approximate 86.9% and 87.0% limited partnership interest in EOP Partnership, respectively. The remaining limited partners had an approximate 12.1% and 12.0% interest in EOP Partnership, respectively, and consist of various individuals and entities that contributed their properties to EOP Partnership in exchange for partnership interests and are represented by 42,060,891 Units and 34,203,912 Units, respectively, which are exchangeable on a one-for-one basis into Equity Office's Common Shares.

     In regards to Equity Office, net proceeds from the various offerings of Equity Office have been contributed by Equity Office to EOP Partnership in return for Units, which results in an increased ownership percentage that Equity Office has in EOP Partnership.

Preferred Units

     Equity Office has several series of preferred shares outstanding of which EOP Partnership issued a corresponding number of preferred units to Equity Office. Listed below is a summary of EOP Partnership's Preferred Units. The Preferred Unit holders are entitled to receive, when and as authorized by EOP Partnership, cumulative preferential cash distributions. EOP Partnership may redeem the Preferred Units at certain dates in whole or in part at a cash redemption price equal to the redemption preference plus all accrued unpaid distributions to the date fixed for redemption.

                                                                   QUARTERLY
                          ANNUAL      LIQUIDATION     CURRENT     DISTRIBUTION                       EOP PARTNERSHIP'S
                       DISTRIBUTION   PREFERENCE      BALANCE      AMOUNT PER    DISTRIBUTION            VOLUNTARY
SERIES                     RATE        PER UNIT     OUTSTANDING       UNIT        FREQUENCY           REDEMPTION DATE
------                 ------------   -----------   -----------   ------------   ------------        -----------------
A....................      8.98%        $25.00       $199,850       $  .56125     Quarterly     on or after 6/15/2002
B(1).................      5.25%        $50.00       $300,000       $  .65625     Quarterly     2/15/2003 through 2/15/2008
C....................     8.625%        $25.00       $114,073       $.5390625     Quarterly     on or after 12/8/2003


                       MATURITY
SERIES                   DATE
------                 ---------
A....................  Perpetual
B(1).................  2/15/08
C....................  Perpetual

---------------

(1) The Series B Preferred Shares are convertible at any time by the holder into Equity Office Common Shares at a conversion price of $35.70 per Common Share. Such conversion would require EOP Partnership to issue Units on a one-for-one basis to Equity Office. These shares are non-callable for five years with a mandatory call on February 15, 2008.

     In January 2000, EOP Partnership repurchased 6,000 Series A Cumulative Redeemable Preferred Units and 37,100 Series C Cumulative Redeemable Preferred Units at an average unit price of $20.66 for approximately $.9 million in the aggregate and the units were retired. The difference between the unit repurchase amount and the carrying amount of the preferred units was classified as a preferred distribution in the statement of operations for the year ended December 31, 2000.

Distributions

     The following tables summarize the distributions paid to unitholders and preferred unitholders during the years ended December 31, 2000 and 1999:

                                                     DISTRIBUTION
                                                      AMOUNT PER      DATE      RECORD
                                                         UNIT         PAID       DATE
                                                     ------------     ----      ------
Units..............................................   $     0.45    12-29-00   12-15-00
                                                      $     0.45    10-13-00    9-29-00
                                                      $     0.42     7-17-00    6-30-00
                                                      $     0.42     4-14-00    3-31-00
                                                      $     0.42    12-29-99   12-15-99
                                                      $     0.42    10-13-99    9-30-99
                                                      $     0.37     7-12-99    6-30-99
                                                      $     0.37     4-12-99    3-31-99
Series A Preferred Units...........................   $  0.56125    12-15-00    12-1-00
                                                      $  0.56125     9-15-00     9-1-00
                                                      $  0.56125     6-15-00     6-1-00
                                                      $  0.56125     3-15-00     3-1-00
                                                      $  0.56125    12-15-99    12-1-99
                                                      $  0.56125     9-15-99     9-1-99
                                                      $  0.56125     6-15-99     6-1-99
                                                      $  0.56125     3-15-99     3-1-99
Series B Preferred Units...........................   $  0.65625    11-15-00    11-1-00
                                                      $  0.65625     8-15-00     8-1-00
                                                      $  0.65625     5-15-00     5-1-00
                                                      $  0.65625     2-15-00     2-1-00
                                                      $  0.65625    11-15-99    11-1-99
                                                      $  0.65625     8-16-99     8-2-99
                                                      $  0.65625     5-17-99     5-3-99
                                                      $  0.65625     2-16-99     2-1-99
Series C Preferred Units...........................   $0.5390625    12-15-00    12-1-00
                                                      $0.5390625     9-15-00     9-1-00
                                                      $0.5390625     6-15-00     6-1-00
                                                      $0.5390625     3-15-00     3-1-00
                                                      $0.5390625    12-15-99    12-1-99
                                                      $0.5390625     9-15-99     9-1-99
                                                      $0.5390625     6-15-99     6-1-99
                                                      $  0.58099(1)  3-15-99     3-1-99

---------------

(1) The distribution represents a prorated distribution from December 8, 1998 (the date the Series C Preferred Units were issued) through March 14, 1999.

NOTE 14 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 2000 were as follows:

                                                    (DOLLARS IN THOUSANDS)
2001.............................................        $ 1,922,734
2002.............................................          1,764,390
2003.............................................          1,536,945
2004.............................................          1,301,187
2005.............................................          1,063,946
Thereafter.......................................          3,460,407
                                                         -----------
Total............................................        $11,049,609
                                                         ===========

     EOP Partnership is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from EOP Partnership's investment in unconsolidated joint ventures have not been included in the above schedule.

NOTE 15 -- FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 2000, there are certain Office Properties and Parking Facilities that are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations based on the operations of the respective Property. As disclosed in Note 21, EOP Partnership leases its office space from an affiliate. Future minimum lease obligations under these noncancelable leases as of December 31, 2000 were as follows:

                                                    (DOLLARS IN THOUSANDS)
2001.............................................          $ 11,303
2002.............................................            11,285
2003.............................................            11,281
2004.............................................             8,782
2005.............................................             8,424
Thereafter.......................................           610,391
                                                           --------
Total............................................          $661,466
                                                           ========

     Rental expense for the years-ended December 31, 2000, 1999 and 1998 was approximately $12.8 million $10.6 million and $11.1 million, respectively.

NOTE 16 -- EXTRAORDINARY ITEMS

     EOP Partnership incurred extraordinary losses of approximately $1.8 million, $10.5 million and $7.5 million during the years ended December 31, 2000, 1999 and 1998, respectively. These extraordinary losses related to the write-off of unamortized deferred loan costs and unamortized discounts and premiums and pre-payment penalties related to the early extinguishment of debt in those years. Approximately $7.0 million of the extraordinary loss in 1998 was related to fees charged upon the termination of $300 million of interest rate protection agreements in connection with the issuance of the Series B Preferred Units.

NOTE 17 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       2000            1999            1998
                                                   -------------   -------------   -------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
NUMERATOR:
  Net income available for Units before net gain
     on sales of real estate and extraordinary
     items.......................................  $     451,574   $     381,151   $     348,126
  Net gain on sales of real estate (excluding
     allocation to minority interests in
     partially owned properties of $1,473 for the
     year ended December 31, 2000)...............         34,540          59,661          12,433
  Extraordinary items............................         (1,802)        (10,548)         (7,506)
                                                   -------------   -------------   -------------
  Numerator for basic and diluted earnings per
     Unit -- net income available for Units and
     unit equivalents............................  $     484,312   $     430,264   $     353,053
                                                   =============   =============   =============
DENOMINATOR:
  Denominator for basic earnings per
     Unit -- weighted average Units
     outstanding.................................    316,067,694     288,326,547     282,114,343
  Effect of dilutive securities:
     Units issuable upon exercise of Equity
       Office share options, put options and
       restricted shares.........................      2,929,713       2,830,657       1,860,189
                                                   -------------   -------------   -------------
  Denominator for diluted earnings per
     Unit -- adjusted weighted average Units and
     unit equivalents outstanding................    318,997,407     291,157,204     283,974,532
                                                   =============   =============   =============
BASIC EARNINGS AVAILABLE FOR UNITS PER WEIGHTED
  AVERAGE UNIT:
  Net income before net gain on sales of real
     estate and extraordinary items..............  $        1.43   $        1.32   $        1.23
  Net gain on sales of real estate...............           0.11            0.21            0.05
  Extraordinary items............................          (0.01)          (0.04)          (0.03)
                                                   -------------   -------------   -------------
  Net income.....................................  $        1.53   $        1.49   $        1.25
                                                   =============   =============   =============
DILUTED EARNINGS AVAILABLE FOR UNITS AND UNIT
  EQUIVALENTS PER WEIGHTED AVERAGE UNIT AND UNIT
  EQUIVALENT:
  Net income before net gain on sales of real
     estate and extraordinary items..............  $        1.42   $        1.31   $        1.23
  Net gain on sales of real estate...............           0.11            0.20            0.04
  Extraordinary items............................          (0.01)          (0.03)          (0.03)
                                                   -------------   -------------   -------------
  Net income.....................................  $        1.52   $        1.48   $        1.24
                                                   =============   =============   =============

     The following securities were not included in the computation of diluted earnings per Unit and unit equivalents since they would have an antidilutive effect:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                           WEIGHTED AVERAGE   ------------------------------------
ANTIDILUTIVE SECURITIES                     EXERCISE PRICE       2000         1999         1998
-----------------------                    ----------------   ----------   ----------   ----------
Share options............................      $30.250         3,019,089           --           --
Share options............................      $30.040                --    3,435,762           --
Share options............................      $30.270                --           --    2,969,608
Series B Preferred Shares................      $35.700         6,000,000    6,000,000    6,000,000
Warrants.................................      $39.375         5,000,000    5,000,000    5,000,000
                                                              ----------   ----------   ----------
          Total..........................                     14,019,089   14,435,762   13,969,608
                                                              ==========   ==========   ==========

     Upon exercise of the above antidilutive securities, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for one basis.

     For additional disclosures regarding the employee stock options and the restricted shares see Note 22 -- Share Option Plan and Share Award Plan.

NOTE 18 -- SEGMENT INFORMATION

     As discussed in Note 1, EOP Partnership's primary business is the ownership and operation of Office Properties. EOP Partnership's long-term tenants are in a variety of businesses and no single tenant is significant to EOP Partnership's business. Information related to this segment for the years ended December 31, 2000, 1999 and 1998 is below:

                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        --------------------------------------------
                                                             OFFICE         CORPORATE
                                                           PROPERTIES       AND OTHER   CONSOLIDATED
                                                        -----------------   ---------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Property Operating Revenues...........................     $ 2,190,903      $  26,243   $ 2,217,146
Property Operating Expenses...........................        (746,217)        (7,778)     (753,995)
                                                           -----------      ---------   -----------
  Net operating income................................       1,444,686         18,465     1,463,151
                                                           -----------      ---------   -----------
Adjustments to arrive at net income:
  Other revenues......................................           3,615         43,482        47,097
  Interest expense(1).................................        (166,730)      (359,057)     (525,787)
  Depreciation and amortization.......................        (415,531)       (20,886)     (436,417)
  Ground rent.........................................          (9,994)           (18)      (10,012)
  General and administrative..........................          (1,873)       (89,542)      (91,415)
                                                           -----------      ---------   -----------
  Total adjustments to arrive at net income...........        (590,513)      (426,021)   (1,016,534)
                                                           -----------      ---------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures,
  net gain on sales of real estate and extraordinary
  items...............................................         854,173       (407,556)      446,617
Minority interests....................................          (5,385)        (1,458)       (6,843)
Income from investment in unconsolidated joint
  ventures............................................          53,189          3,062        56,251
Net gain on sales of real estate and extraordinary
  items...............................................          13,049         21,162        34,211
                                                           -----------      ---------   -----------
Net income............................................     $   915,026      $(384,790)  $   530,236
                                                           ===========      =========   ===========
Capital and tenant improvements.......................     $   270,259      $  23,452   $   293,711
                                                           ===========      =========   ===========
  Total Assets........................................     $18,182,977      $ 611,276   $18,794,253
                                                           ===========      =========   ===========

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                         --------------------------------------------
                                                              OFFICE         CORPORATE
                                                            PROPERTIES       AND OTHER   CONSOLIDATED
                                                         -----------------   ---------   ------------
                                                                    (DOLLARS IN THOUSANDS)
Property Operating Revenues............................     $ 1,881,820      $  37,236   $ 1,919,056
Property Operating Expenses............................        (654,971)        (7,905)     (662,876)
                                                            -----------      ---------   -----------
  Net operating income.................................       1,226,849         29,331     1,256,180
                                                            -----------      ---------   -----------
Adjustments to arrive at net income:
  Other revenues.......................................           5,282         17,905        23,187
  Interest expense(1)..................................        (129,021)      (284,974)     (413,995)
  Depreciation and amortization........................        (345,458)       (13,531)     (358,989)
  Ground rent..........................................          (6,836)           (51)       (6,887)
  General and administrative...........................            (415)       (80,512)      (80,927)
                                                            -----------      ---------   -----------
     Total adjustments to arrive at net income.........        (476,448)      (361,163)     (837,611)
                                                            -----------      ---------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items................................................         750,401       (331,832)      418,569
Minority interests.....................................          (1,518)          (463)       (1,981)
Income from investment in unconsolidated joint
  ventures.............................................          11,779          2,045        13,824
Net gain on sales of real estate and extraordinary
  items................................................          49,343           (230)       49,113
                                                            -----------      ---------   -----------
Net income.............................................     $   810,005      $(330,480)  $   479,525
                                                            ===========      =========   ===========
Capital and tenant improvements........................     $   267,637      $  29,859   $   297,496
                                                            ===========      =========   ===========
     Total Assets......................................     $13,490,266      $ 555,792   $14,046,058
                                                            ===========      =========   ===========

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           -------------------------------------
                                                             OFFICE     CORPORATE
                                                           PROPERTIES   AND OTHER   CONSOLIDATED
                                                           ----------   ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Property Operating Revenues..............................  $1,628,985   $  29,435    $1,658,420
Property Operating Expenses..............................    (584,610)     (8,096)     (592,706)
                                                           ----------   ---------    ----------
  Net operating income...................................   1,044,375      21,339     1,065,714
                                                           ----------   ---------    ----------
Adjustments to arrive at net income:
  Other revenues.........................................       1,879      19,400        21,279
  Interest expense(1)....................................    (144,987)   (193,624)     (338,611)
  Depreciation and amortization..........................    (294,574)    (11,408)     (305,982)
  Ground rent............................................      (7,611)        (50)       (7,661)
  General and administrative.............................        (417)    (63,147)      (63,564)
                                                           ----------   ---------    ----------
     Total adjustments to arrive at net income...........    (445,710)   (248,829)     (694,539)
                                                           ----------   ---------    ----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items........     598,665    (227,490)      371,175
Minority interests.......................................      (1,755)       (359)       (2,114)
Income from investment in unconsolidated joint
  ventures...............................................       7,653       3,614        11,267
Gain on sales of real estate and extraordinary items.....      12,433      (7,506)        4,927
                                                           ----------   ---------    ----------
Net income...............................................  $  616,996   $(231,741)   $  385,255
                                                           ==========   =========    ==========
Capital and tenant improvements..........................  $  200,033   $   7,060    $  207,093
                                                           ==========   =========    ==========

---------------

(1) Interest expense for the Office Properties does not include allocation of interest expense on corporate unsecured debt.

NOTE 19 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on EOP Partnership's operations as a result of the Cornerstone Merger as if it occurred on January 1, 2000 and 1999, respectively. The pro forma condensed consolidated financial statements have been prepared by management and do not purport to be indicative of the results which would actually have been obtained had the Cornerstone Merger been completed on January 1, 2000 and 1999, respectively, or which may be obtained in the future.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   2000              1999
                                                              ---------------   ---------------
Total Revenues..............................................   $  2,546,657      $  2,563,842
                                                               ============      ============
Net income available for Units..............................   $    553,687      $    622,605
                                                               ============      ============
Net income per Unit -- Basic................................   $       1.60      $       1.77
                                                               ============      ============
Units outstanding -- Basic..................................    345,536,101       351,114,475
                                                               ============      ============
Net income per weighted average Unit and unit equivalent
  outstanding -- Diluted....................................   $       1.58      $       1.76
                                                               ============      ============
Units and unit equivalents outstanding -- Diluted...........    349,081,912       354,965,413
                                                               ============      ============

NOTE 20 -- QUARTERLY DATA (UNAUDITED)

     Quarterly data for the last two years are presented in the tables below:

                                              FOR THE THREE MONTHS ENDED
                               ---------------------------------------------------------
                                 12/31/00       9/30/00        6/30/00        3/31/00
                               ------------   ------------   ------------   ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total Revenues...............  $    657,215   $    641,301   $    496,852   $    468,875
                               ============   ============   ============   ============
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items........  $    120,577   $    119,451   $    104,910   $    101,679
                               ============   ============   ============   ============
Extraordinary items..........  $       (927)  $         --   $       (264)  $       (611)
                               ============   ============   ============   ============
Net income...................  $    130,999   $    130,384   $    153,102   $    115,751
                               ============   ============   ============   ============
Net income available for
  Units......................  $    120,115   $    118,985   $    141,188   $    104,024
                               ============   ============   ============   ============
Net income available per
  weighted average Unit
  outstanding -- Basic.......  $       0.35   $       0.34   $       0.49   $       0.37
                               ============   ============   ============   ============
Net income available per
  weighted average Unit and
  unit equivalent
  outstanding -- Diluted.....  $       0.35   $       0.34   $       0.48   $       0.37
                               ============   ============   ============   ============
Weighted average Units
  outstanding -- Basic.......   347,341,457    346,087,554    288,805,951    281,380,638
                               ============   ============   ============   ============
Weighted average Units and
  unit equivalents
  outstanding -- Diluted.....   350,738,516    349,494,261    291,674,501    283,568,648
                               ============   ============   ============   ============

                                              FOR THE THREE MONTHS ENDED
                               ---------------------------------------------------------
                                 12/31/99       9/30/99        6/30/99        3/31/99
                               ------------   ------------   ------------   ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total Revenues...............  $    494,473   $    491,357   $    481,279   $    475,134
                               ============   ============   ============   ============
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items........  $    107,596   $    106,153   $    104,536   $    100,284
                               ============   ============   ============   ============
Extraordinary items..........  $         --   $       (230)  $     (7,135)  $     (3,183)
                               ============   ============   ============   ============
Net income...................  $    164,332   $    108,454   $    108,348   $     98,391
                               ============   ============   ============   ============
Net income available for
  Units......................  $    152,393   $     92,920   $     97,441   $     87,510
                               ============   ============   ============   ============
Net income available per
  weighted average Unit
  outstanding -- Basic.......  $       0.53   $       0.32   $       0.34   $       0.30
                               ============   ============   ============   ============
Net income available per
  weighted average Unit and
  unit equivalent
  outstanding -- Diluted.....  $       0.52   $       0.32   $       0.33   $       0.30
                               ============   ============   ============   ============
Weighted average Units
  outstanding -- Basic.......   287,540,407    288,620,341    288,598,492    288,554,860
                               ============   ============   ============   ============
Weighted average Units and
  unit equivalents
  outstanding -- Diluted.....   290,549,547    291,592,245    290,946,853    291,433,553
                               ============   ============   ============   ============

NOTE 21 -- RELATED PARTY TRANSACTIONS

     Related parties provide various services to EOP Partnership. Fees and reimbursements paid by EOP Partnership to affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows (there were no amounts payable to affiliates as of December 31, 2000 and 1999, respectively):

                                                           PAID IN YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2000        1999        1998
                                                          ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Legal fees and expenses(1)..............................   $    --     $ 2,330     $ 3,507
Insurance reimbursements and brokerage fees(2)..........        --       3,494       3,323
Development, management and leasing fees(3).............     8,090       5,102       4,405
Office rent(4)..........................................     2,601       2,820       1,792
Administrative, accounting and consulting services(5)...        --         715         750
Development fees(6).....................................     3,770          --          --
Interest on mortgage notes(7)...........................     7,183          --          --
                                                           -------     -------     -------
          Total.........................................   $21,644     $14,461     $13,777
                                                           =======     =======     =======

---------------

(1) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of Equity Office was a principal of this law firm until September 1, 1997. In 1999, Rosenberg & Liebentritt, P.C. dissolved and, as a result, no longer provides legal services to EOP Partnership.

(2) Represents amounts paid to EGI Risk Services Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services including reviewing, obtaining and/or researching various insurance policies. EGI Risk Services, Inc. was a wholly owned subsidiary of the Equity Group, of which Mr. Samuel Zell is the Chairman of the Board. Effective October 1, 1999, EOP Partnership no longer utilizes the services provided by EGI Risk Services Inc., and its employees have become employees of EOP Partnership.

(3) H. Jon Runstad, a former trustee of Equity Office who resigned in July 2000, is a principal of Wright Runstad & Company, the general partner of Wright Runstad Associates Limited Partnership ("WRALP") which provides property management, leasing and development services. EOP Partnership and an affiliate together own a 30% limited partnership interest in WRALP. During 2000, 1999 and 1998, EOP Partnership received distributions of approximately $9.7 million, $2.7 million and $1.4 million, respectively from WRALP. Since December 1997, WRALP served as the co-property manager with EOP Partnership and leasing agent for certain Office Properties acquired in December 1997 from WRALP and for several other Office Properties. In addition to the amounts paid above to WRALP for development and management fees, leasing commissions and related expense reimbursements with respect to some of our Properties, an additional $5.0 million, $4.7 million and $3.8 million was paid during 2000, 1999 and 1998, respectively, to WRALP for the reimbursement of salaries of personnel in connection with such management services.

     WRALP owned a 20% interest and EOP Partnership owned an 80% interest in Sunset North Corporate Campus, a three-building office complex located in Bellevue, Washington. WRALP served as the developer of the project. On June 30, 2000, EOP Partnership acquired the interest held by WRALP at a price based on a formula set forth in the joint venture agreement. See Note 4 for additional information.

     WRALP owns a 20% interest and EOP Partnership owns an 80% interest in Key Center, an Office Property located in Bellevue, Washington. WRALP served as the developer of the project and currently serves as the co-property manager with EOP Partnership and the leasing agent.

     On September 8, 2000, EOP Partnership obtained the World Trade Center East located in Seattle, Washington, from WRALP. WRALP served as the developer of the project. See Note 4 for additional information.

     In accordance with the agreement governing the investment in WRALP, EOP Partnership agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2000, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $18.1 million as of December 31, 2000.

     Wright Runstad & Company leases space in certain Office Properties. The terms of the leases are consistent with terms of unaffiliated tenant's leases. Total rents and other amounts paid by Wright Runstad & Company under its lease were approximately $.5 million, $.3 million and $.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     As mentioned above, Mr. Runstad resigned as a trustee of Equity Office in July 2000. Transactions with WRALP will no longer be considered related party transactions.

(4) EOP Partnership leases its corporate office space from an affiliate of the Equity Group.

(5) During 1999, fees were paid to the Equity Group for miscellaneous consulting services. In 1998 administrative services also included fees paid to Equity Group for centralized services, such as real estate tax consulting, payroll processing, employee benefits and telecommunications, all of which are now performed by EOP Partnership.

(6) EOP Partnership and Wilson Investors ("WI") entered into a joint venture agreement to form Wilson/ Equity Office, LLC ("W/EO") for the purpose of developing, constructing, leasing and managing developments. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership will loan up to $25 million to WI for their required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of December 31, 2000, is approximately $4.1 million. EOP Partnership's investment in W/EO as of December 31, 2000 is approximately $15.5 million, which is net of a net loss allocation of approximately $.7 million.

     As of December 31, 2000, EOP Partnership has created or anticipates creating joint ventures with W/ EO, certain of which have unaffiliated parties, for the purpose of developing office properties. The total square footage that may be developed is approximately 2.3 million and the total projected estimated cost, including EOP Partnership's, WI's and any unaffiliated party's share, to complete the developments is approximately $770.2 million. EOP Partnership's share of the cost incurred to date for the properties under development with W/EO is approximately $480.3 million. William Wilson III did not, in his capacity as trustee, approve the foregoing arrangements with EOP Partnership.

(7) In connection with the Cornerstone Merger, $250 million of mortgage debt was assumed on certain properties payable to Stichting Pensioenfonds voor de Gezondheid, Gaestelijke en Meatshappelljke Belangen ("PGGM"), of which Jan H.W.R. van der Vlist, a trustee of Equity Office, is a director of real estate. In October 2000, EOP Partnership repaid $65 million encumbering one of the Properties, TransPotomac Plaza, upon its maturity. At December 31, 2000, $185 million of principal and approximately $3.5 million of accrued interest was payable to PGGM.

     In connection with the Cornerstone Merger, EOP Partnership paid $5.0 million to John S. Moody to enter into a non-compete agreement. Mr. Moody became a trustee of Equity Office at the time of the Cornerstone Merger and is the former president and chief executive officer of Cornerstone.

     EOP Partnership acquired Palo Alto Square, an Office Property located in Palo Alto, California, on October 1, 1999, from a private investment partnership controlled by Mr. Samuel Zell. The acquisition was funded primarily through the issuance of 1,035,389 Units valued at $23.64 per Unit for a total of approximately $24.5 million and the assumption of $53.2 million in debt.

     EOP Partnership has an investment in Allied Riser Corporation ("ARC") (See
Note 7 -- Investment in Securities for additional information). A private investment entity controlled by Mr. Zell also has a substantial investment in ARC.

     As disclosed in Note 7 -- Investment in Securities, EOP Partnership owns preferred shares of Capital Trust. Mr. Zell is Chairman of the Board of Capital Trust.

Amounts Received from Related Parties

     Related parties of EOP Partnership, including WRALP, leased space in certain Office Properties. Total rents and other amounts paid by these related parties under the terms of their respective leases were approximately $1.2 million, $1.2 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, in 2000 and 1999 EOP Partnership provided real estate tax consulting and risk management services to related parties for which it received approximately $1.4 million and $1.2 million, respectively.

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     The following is a description of Equity Office's 1997 Share Option and Share Award Plan, as amended, (the "Employee Plan"), which is included in the financial statements because any Common Shares issued pursuant to the Employee Plan will result in EOP Partnership issuing Units to Equity Office, on a one-for-one basis.

     Equity Office has established the 1997 Share Option and Share Award Plan, as amended (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, employees and consultants of Equity Office are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options") and (ii) Share Awards (defined below). The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee"), which is appointed by the Board of Trustees of Equity Office. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times of which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 2000, 1999 and 1998 the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 20,873,729, 19,433,472 and 11,121,786, respectively. The maximum aggregate number of Common Shares that may be granted for all rights under the Plan may not exceed 6.8% of the outstanding shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options shall become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such times as it issues all of the unissued Common Shares reserved for the Plan. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards, which vest prior to any such termination, will continue to be exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 2000, the vesting schedules range from the entire option grant being exercisable as of the grant date, to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third of the Options being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     Each member of the Board of Trustees of Equity Office receives an annual grant of an Option to purchase 10,000 common shares on the date of each annual meeting of shareholders. If an individual becomes a member of the board other than at an annual meeting, he or she is entitled to a prorated Option grant based upon the number of days until the next annual meeting of shareholders. In addition, the Employee Plan permits the issuance of Share Awards to executive officers, trustees and key employees upon such terms and conditions as are determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares, which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, members of the Board of Trustees of Equity Office have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In addition, certain senior officers were issued Share Awards as part of their bonus for fiscal year 2000 and 1999. In each case, the number of Share Awards granted to trustees and senior officers was equal to the dollar value of the fees or bonus earned divided by the fair market value of the shares on the date the fee or bonus would have been paid. In addition to these Share Awards, Restricted Share Awards were granted to certain officers and employees in 2000, 1999 and 1998. The Restricted Share Awards vest over a five year period as follows: (a) 50% on the third anniversary of the initial grant date; (b) 25% on the fourth anniversary of the initial grant date; and (c) the remaining 25% on the fifth anniversary of the initial grant date.

     Equity Office has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For Options, there is no intrinsic value on the measurement date (or grant date), and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the disclosure of pro forma net income and net income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computer under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for Options granted in 2000, 1999, and 1998 was estimated at the time the Options were granted using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively:

ASSUMPTIONS:                                            2000        1999        1998
------------                                            -----      -------      -----
Risk-free interest rate...............................   5.1%         6.4%       5.4%
Dividend yield........................................   5.5%         6.8%       5.8%
Volatility factors of the expected market price of the
  Common Shares.......................................  0.33          0.19      0.30
Weighted average expected life of the Options each
  year................................................             5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options and may not be representative of the effects on reported net income for future years. For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense during the Options' vesting period. The following is the unaudited pro forma information for the years ended December 31, 2000, 1999 and 1998.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Pro forma net income available to Units before net gain on
  sales of real estate and extraordinary items..............  $450,707    $378,810    $346,277
Net gain on sales of real estate and extraordinary items....    32,738      49,113       4,927
                                                              --------    --------    --------
Pro forma net income available to Units.....................  $483,445    $427,923    $351,204
                                                              ========    ========    ========

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                     2000              1999              1998
                                                ---------------   ---------------   ---------------
EARNINGS PER UNIT                               BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
-----------------                               -----   -------   -----   -------   -----   -------
Pro forma net income available to Units before
  net gain on sales of real estate and
  extraordinary items.........................  $1.43    $1.41    $1.29    $1.30    $1.22    $1.22
Net gain on sales of real estate and
  extraordinary items.........................    .10      .10      .19      .17      .02      .02
                                                -----    -----    -----    -----    -----    -----
Pro forma net income per weighted average Unit
  and unit equivalents (for diluted)
  outstanding.................................  $1.53    $1.51    $1.48    $1.47    $1.24    $1.24
                                                =====    =====    =====    =====    =====    =====

     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 2000, 1999 and 1998:

                                                         COMMON SHARES       WEIGHTED AVERAGE
                                                       SUBJECT TO OPTIONS   EXERCISE PRICE PER
                                                           OR AWARDS           COMMON SHARE
                                                       ------------------   ------------------
Balance at December 31, 1997.........................       5,747,308             $22.23
  Options granted....................................       4,695,072              26.38
  Options canceled...................................         (93,145)             25.54
  Options exercised..................................        (916,451)             19.74
                                                           ----------             ------
Balance at December 31, 1998.........................       9,432,784              24.50
  Options granted....................................       4,677,971              24.88
  Options canceled...................................        (520,314)             24.78
  Options exercised..................................        (128,287)             20.90
                                                           ----------             ------
Balance at December 31, 1999.........................      13,462,154              24.66
  Options granted....................................       3,916,460              23.63
  Options canceled...................................        (572,114)             24.78
  Options exercised..................................      (3,585,129)             22.81
                                                           ----------             ------
Balance at December 31, 2000.........................      13,221,371             $24.82
                                                           ==========             ======

     As of December 31, 2000, there were 9,146,993 Options under the Employee Plan that were exercisable and 4,074,378 Options that were not exercisable. Exercise prices for the 13,221,371 Options outstanding as of December 31, 2000 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.82. Expiration dates ranged from July 11, 2007 to August 2010. The remaining weighted average contractual life of Options was 7.8 years. The weighted average grant date fair value of Options granted during 2000, 1999 and 1998 was $5.63, $2.91 and $4.88, respectively.

     In addition, there were 555,100 Restricted Shares issued during 2000 and 380,000 Restricted Shares issued during 1998. The Restricted Shares vest over three to five years. The Restricted Shares were valued at an average of $23.91 per share. The restricted shares vest 50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and 25% on the fifth anniversary of the grant date. The value of the Restricted Shares is amortized to compensation expense on a straight-line basis and included in general and administrative expenses.

NOTE 23 -- 401(K) PLAN

     Equity Office established the Equity Office Properties Trust Section 401(k) Savings/Retirement Plan (the "401(k) Plan") was established to cover eligible employees of EOP Partnership and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 16% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. EOP Partnership matches dollar for dollar employee contributions to the 401(k) Plan up to 4% of the employees' annual salary. In addition, EOP Partnership may elect to make a discretionary profit sharing contribution. EOP Partnership incurred expense of approximately $3.6 million, $2.9 million and $2.4 million in each of the three years ended December 31, 2000, 1999 and 1998, respectively, related to the 401(k) Plan.

NOTE 24 -- COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

     EOP Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of EOP Partnership believes that the risk is not significant.

Environmental

     EOP Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by EOP Partnership with existing laws has not had a material adverse effect on EOP Partnership's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, EOP Partnership cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

Litigation

     Neither EOP Partnership nor any of its Properties is presently subject to material litigation nor, to EOP Partnership's knowledge, is any litigation threatened against EOP Partnership or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of EOP Partnership.

Insurance

     EOP Partnership is self-insured for certain amounts related to losses that may be incurred at the Properties and has third party insurance coverage for specified amounts above the deductible amounts. However, management does not believe that this exposure will have a material adverse effect on EOP Partnership.

     EOP Partnership carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which EOP Partnership believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 104 Properties located in California, 19 have been built since January 1, 1988, and EOP Partnership believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Commitments

     In accordance with the agreement governing the investment in WRALP, EOP Partnership agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2000, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $18.1 million as of December 31, 2000.

Contingencies

     Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other venturer's interest by either EOP Partnership or its joint venture partner if certain conditions are met as defined in the respective joint venture agreement.

     In connection with the acquisition of certain Properties, EOP Partnership has agreed not to sell such Properties in a taxable transaction for a period of time as defined in their respective agreements, or EOP Partnership may be obligated to make additional payments to the respective sellers.

     The holders of the Wright Runstad & Company options (the "WR Holders") exercised their option to extend the date to August 13, 2001 at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will result in EOP Partnership making an equal payment to Equity Office and will be recorded as a reduction in partners' capital. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

     In connection with the acquisition of Worldwide Plaza on October 1, 1998, EOP Partnership issued a transferable put option on the 6,861,166 Units issued in the transaction, which is exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

NOTE 25 -- SUBSEQUENT EVENTS

     1. On January 19, 2001, the mortgage note encumbering Palo Alto Square was prepaid. The total payoff was approximately $50.2 million which included accrued interest of approximately $.2 million.

     2. On January 25, 2001, Warner Park Center in Woodland Hills, CA was disposed of for approximately $8.95 million to Adler Realty Advisors, Inc. and its investors. The building consisted of 57,366 square feet and was 66.3% occupied.

     3. In February 2001, EOP Partnership and Booz Allen & Hamilton, a management and technology-consulting firm, entered into a 12-year lease for 122,000 square feet of office space in an office building to be developed by EOP Partnership. The office building, named EJ Randolph II, will be located in McLean, Virginia, and is expected to be completed in 2002 at a cost of approximately $35.7 million.

     4. On February 15, 2001, the mortgage note encumbering Community Corporate Center was prepaid. The total payoff amount was approximately $16.5 million.

     5. On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and EOP Partnership will acquire Spieker Properties, L.P., Spieker's operating partnership subsidiary (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Properties, L.P.) at approximately $7.2 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $431 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.085 billion in cash and issue approximately 118.6 million new EOP Partnership Units and 14.3 million new EOP Partnership preferred units in the transaction. EOP Partnership intends to finance the $1.085 billion cash portion of the purchase price using a combination of available borrowing capacity under our existing credit facility, new bridge loan facility to be entered into before the closing of the merger and/or through the issuance of senior unsecured notes.

     Following the Spieker Merger, EOP Partnership is expected to own and operate 616 office buildings consisting of 124 million square feet of office space nationwide, which includes 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 13.5 million square feet and its development properties totaling 1.7 million square feet.

     Upon completion of the Spieker Merger, Equity Office will expand its Board of Trustees from 13 to 16 members. The new members will be Warren E. Spieker, Jr., chairman of Spieker, and Co-Chief Executive Officers Craig G. Vought and John A. Foster.

     The Spieker Merger, which will be accounted for using purchase accounting, is subject to the approval of the shareholders of Equity Office and Spieker and the partners of EOP Partnership and Spieker Partnership, as applicable, and to other customary conditions.

     6. On February 23, 2001, the mortgage note encumbering Wachovia was prepaid. The total payoff was approximately $25.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about Trustees of Equity Office is incorporated by reference from the discussion under Proposal 1 in Equity Office's Proxy Statement for the 2001 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive and Senior Officers of Equity Office" under Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in Equity Office's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Common Share and Unit Ownership by Trustees and Executive Officer" in Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in Equity Office's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements
        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31,
         2000, 1999 and 1998
        Consolidated Statements of Partners' Capital and Comprehensive Income
         for the years ended December 31, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the years ended December 31,
         2000, 1999 and 1998
        Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

        Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits:

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          2.1            Agreement and Plan of Merger, dated February 11, 2000, among
                         Equity Office, EOP Partnership, Cornerstone and Cornerstone
                         Partnership (incorporated herein by reference to Exhibit 2.1 to Equity Office's Current Report on Form 8-K filed with the
                         SEC on February 16, 2000). The registrant agrees to furnish supplementally a copy of the exhibits to the Merger
                         Agreement to the SEC upon request.
          2.2            First Amendment to Agreement and Plan of Merger, dated May
                         11, 2000, by and among Equity Office, EOP Partnership,
                         Cornerstone and Cornerstone Partnership (incorporated herein by reference to Exhibit 2.1 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on May 12, 2000)
          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001), including Exhibits D-I and K
                         thereto. The registrant agrees to furnish supplementally a copy of exhibits A-C and J to the SEC upon request.
          3.1            Second Amended and Restated Agreement of Limited Partnership
                         of EOP Partnership (incorporated herein by reference to
                         Exhibit 99.6 to Equity Office's Current Report on Form 8-K
                         filed with the SEC on July 5, 2000)
          3.2            First Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.3 to Equity Office's Form 10-Q
                         for the quarterly period ended September 30, 2000)
          3.3            Second Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.4 to Equity Office's Form 10-Q
                         for the quarterly period ended September 30, 2000)
          3.4            Third Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein to reference by Exhibit 10.4 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000)
          3.5            Fourth Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.5 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000)

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.1*           Indenture, dated as of September 2, 1997, between EOP
                         Partnership and State Street Bank and Trust Company
          4.2*           First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust
                         Company
          4.3*           $200,000,000 6.375% Note due 2003. A $100,000,000 6.375%
                         Note due 2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.4*           $200,000,000 6.625% Note due 2005. Another $200,000,000
                         6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office's Annual
                         Report on Form 10- K for the year ended December 31, 1997, as amended, has not been filed.
          4.5*           $200,000,000 6.750% Note due 2008. A $100,000,000 6.750%
                         Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.6*           $200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note
                         due 2018, identical in all material respects other than
                         principal amount to the Note filed as Exhibit 4.6 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.7*           $200,000,000 6.376% MandatOry Par Put Remarketed
                         Securities(sm) due 2012. A $50,000,000 6.376% MandatOry Par
                         Put Remarketed Securities(sm) due 2012, identical in all
                         material respects other than principal amount to the Note
                         filed as Exhibit 4.7 to Equity Office's Annual Report on
                         Form 10-K for the year ended December 31, 1997, as amended, has not been filed.
          4.8*           $30,000,000 7.24% Senior Note due 2004
          4.9*           $50,000,000 7.36% Senior Note due 2005
          4.10*          $50,000,000 7.44% Senior Note due 2006
          4.11*          $50,000,000 7.41% Senior Note due 2007
          4.12           $250,000,000 6.50% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.12 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.13           $300,000,000 6.763% Notes due 2007 (incorporated herein by reference to Exhibit 4.13 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.14           $225,000,000 7.25% Notes due 2028 (incorporated herein by
                         reference to Exhibit 4.14 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.15           $200,000,000 6.375% Notes due 2002 (incorporated herein by reference to Exhibit 4.15 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.16           $300,000,000 6.5% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.16 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.17           $500,000,000 6.8% Notes due 2009 (incorporated herein by
                         reference to Exhibit 4.17 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.18           $200,000,000 7.5% Notes due April 19, 2029 (incorporated
                         herein by reference to Exhibit 4.23 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on April 19,
                         1999)
          4.19           $400,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.24 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.20           $100,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.25 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.21           $360,000,000 8.10% Note due August 1, 2010 of EOP
                         Partnership (incorporated herein by reference to Exhibit 4.1 to EOP Partnership's Current Report on Form 8-K filed with the SEC on August 8, 2000)
          4.22           Indenture, dated August 23, 2000, by and among EOP
                         Partnership, Equity Office and State Street Bank and Trust
                         Company (incorporated herein by reference to Exhibit 4.1 to
                         Equity Office's Registration Statement on Form S-3 (SEC File
                         No. 333-47754))
          4.23           Registration Rights Agreement, dated as of August 23, 2000, among Equity Office, EOP Partnership and Salomon Smith
                         Barney Inc. (incorporated herein by reference to Exhibit 4.2 to Equity Office's Registration Statement on Form S-3 (SEC
                         File No. 333-47754))
          4.24           Form of Senior Exchangeable Note due November 15, 2008
                         (incorporated herein by reference to Exhibit 4.3 to Equity
                         Office's Registration Statement on Form S-3 (SEC File No.
                         333-47754))
          4.25           Indenture, dated August 29, 2000, by and between EOP
                         Partnership and U.S. Bank Trust National Association
                         (incorporated herein by reference to Exhibit 4.1 to EOP
                         Partnership's Registration Statement on Form S-3, as amended
                         (SEC File No. 333-43530))
          4.26           $400,000,000 7 3/8% Note due 2003 (incorporated herein by
                         reference to Exhibit 4.4 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.27           $400,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.5 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.28           $200,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.6 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.29           Second Amended and Restated Revolving Credit Agreement for
                         $1,000,000,000 Revolving Credit Facility dated as of May 29,
                         1998 (incorporated herein by reference to Exhibit 4.23 to
                         Equity Office's Annual Report on Form 10-K for the year
                         ended December 31, 1999, as amended)
          4.30           First Amendment to Second Amended and Restated Revolving
                         Credit Agreement for $1,000,000,000 Revolving Credit
                         Facility dated as of June 18, 1998 (incorporated herein by reference to Exhibit 4.21 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1999, as
                         amended)
          4.31           Third Amended and Restated Credit Agreement for
                         $1,000,000,000 Credit Facility dated as of May 12, 2000
                         among EOP Partnership and the Banks listed therein
                         (incorporated herein by reference to Exhibit 99.8.1 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.32           Second Amended and Restated Guaranty of Payment, made as of
                         May 12, 2000, between Equity Office and Bank of America,
                         N.A. (incorporated herein by reference to Exhibit 99.8.2 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.33           Revolving Credit Agreement for $1,000,000,000 Revolving
                         Credit Facility, dated as of May 12, 2000, among EOP
                         Partnership and the Banks listed therein (incorporated
                         herein by reference to Exhibit 99.7.1 of Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2000)
          4.34           Guaranty of Payment -- No. 1, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.2 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.35           Guaranty of Payment -- No. 2, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.3 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.36           Fixed Rate Promissory Note with The Chase Manhattan Bank
                         (incorporated herein by reference to Exhibit 4.22 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1999, as amended)
         10.1            Amended and Restated Operating Agreement No. 1 of
                         Wilson/Equity Office, LLC (incorporated herein by reference to Exhibit 10.13 to Equity Office's Form 10-K for the year ended December 31, 2000)
         10.2            $25,000,000 Note dated June 20, 2000 between Equity Office
                         Properties Management Corp. as lender and Wilson
                         Investors -- California, LLC as borrower (incorporated
                         herein by reference to Exhibit 10.14 to Equity Office's Form
                         10-K for the year ended December 31, 2000)
         10.3            Security Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as pledgor and Equity Office
                         Properties Management Corp. as lender (incorporated herein by reference to Exhibit 10.15 to Equity Office's Form 10-K for the year ended December 31, 2000)
         10.4            Loan Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as borrower and Equity Office
                         Properties Management Corp. as lender (incorporated herein by reference to Exhibit 10.16 to Equity Office's Form 10-K for the year ended December 31, 2000)
         23.1            Consent of Independent Auditors

---------------

 * Incorporated herein by reference to the same-numbered exhibit to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

     (b) Reports on Form 8-K:

          None.

     (c) Exhibits:

          See Item 14(a)(3) above.

     (d) Financial Statement Schedules:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 15th day of March, 2001.

                                          EOP OPERATING LIMITED PARTNERSHIP

                                          By:  EQUITY OFFICE PROPERTIES TRUST
                                          its general partner

                                          By:    /s/ TIMOTHY H. CALLAHAN
                                            ------------------------------------
                                                    Timothy H. Callahan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 15th day of March 2001.

                   SIGNATURE                                               TITLE
                   ---------                                               -----
            /s/ TIMOTHY H. CALLAHAN                 President, Chief Executive Officer and Trustee
------------------------------------------------    (principal executive officer)
              Timothy H. Callahan

             /s/ RICHARD D. KINCAID                 Chief Financial Officer (principal financial
------------------------------------------------    officer)
               Richard D. Kincaid

             /s/ STEPHEN M. BRIGGS                  Senior Vice President -- Chief Accounting Officer
------------------------------------------------    (principal accounting officer)
               Stephen M. Briggs

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

             /s/ D.J. ANDRE DE BOCK                 Trustee
------------------------------------------------
               D.J. Andre de Bock

            /s/ THOMAS E. DOBROWSKI                 Trustee
------------------------------------------------
              Thomas E. Dobrowski

            /s/ WILLIAM M. GOODYEAR                 Trustee
------------------------------------------------
              William M. Goodyear

            /s/ JAMES D. HARPER, JR.                Trustee
------------------------------------------------
              James D. Harper, Jr.

              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

                   SIGNATURE                                               TITLE
                   ---------                                               -----

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

             /s/ WILLIAM WILSON III                 Trustee
------------------------------------------------
               William Wilson III

               /s/ JOHN S. MOODY                    Trustee
------------------------------------------------
                 John S. Moody

          /s/ JAN H.W.R. VAN DER VLIST              Trustee
------------------------------------------------
            Jan H.W.R. van der Vlist

                               INDEX TO EXHIBITS

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          2.1            Agreement and Plan of Merger, dated February 11, 2000, among
                         Equity Office, EOP Partnership, Cornerstone and Cornerstone
                         Partnership (incorporated herein by reference to Exhibit 2.1 to Equity Office's Current Report on Form 8-K filed with the
                         SEC on February 16, 2000). The registrant agrees to furnish supplementally a copy of the exhibits to the Merger
                         Agreement to the SEC upon request.
          2.2            First Amendment to Agreement and Plan of Merger, dated May
                         11, 2000, by and among Equity Office, EOP Partnership,
                         Cornerstone and Cornerstone Partnership (incorporated herein by reference to Exhibit 2.1 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on May 12, 2000)
          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001), including Exhibits D-I and K
                         thereto. The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.
          3.1            Second Amended and Restated Agreement of Limited Partnership
                         of EOP Partnership (incorporated herein by reference to
                         Exhibit 99.6 to Equity Office's Current Report on Form 8-K
                         filed with the SEC on July 5, 2000)
          3.2            First Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.3 to Equity Office's Form 10-Q
                         for the quarterly period ended September 30, 2000)
          3.3            Second Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.4 to Equity Office's Form 10-Q
                         for the quarterly period ended September 30, 2000)
          3.4            Third Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.4 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000)
          3.5            Fourth Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 10.5 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000)
          4.1*           Indenture, dated as of September 2, 1997, between EOP
                         Partnership and State Street Bank and Trust Company
          4.2*           First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust
                         Company
          4.3*           $200,000,000 6.375% Note due 2003. A $100,000,000 6.375%
                         Note due 2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.4*           $200,000,000 6.625% Note due 2005. Another $200,000,000
                         6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office's Annual
                         Report on Form 10- K for the year ended December 31, 1997, as amended, has not been filed.
          4.5*           $200,000,000 6.750% Note due 2008. A $100,000,000 6.750%
                         Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.6*           $200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note
                         due 2018, identical in all material respects other than
                         principal amount to the Note filed as Exhibit 4.6 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.7*           $200,000,000 6.376% MandatOry Par Put Remarketed
                         Securities(sm) due 2012. A $50,000,000 6.376% MandatOry Par
                         Put Remarketed Securities(sm) due 2012, identical in all
                         material respects other than principal amount to the Note
                         filed as Exhibit 4.7 to Equity Office's Annual Report on
                         Form 10-K for the year ended December 31, 1997, as amended, has not been filed.
          4.8*           $30,000,000 7.24% Senior Note due 2004
          4.9*           $50,000,000 7.36% Senior Note due 2005
          4.10*          $50,000,000 7.44% Senior Note due 2006
          4.11*          $50,000,000 7.41% Senior Note due 2007
          4.12           $250,000,000 6.5% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.12 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.13           $300,000,000 6.763% Notes due 2007 (incorporated herein by reference to Exhibit 4.13 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.14           $225,000,000 7.25% Notes due 2028 (incorporated herein by
                         reference to Exhibit 4.14 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.15           $200,000,000 6.375% Notes due 2002 (incorporated herein by reference to Exhibit 4.15 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.16           $300,000,000 6.5% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.16 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.17           $500,000,000 6.8% Notes due 2009 (incorporated herein by
                         reference to Exhibit 4.17 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000)
          4.18           $200,000,000 7.5% Notes due April 19, 2029 (incorporated
                         herein by reference to Exhibit 4.23 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on April 19,
                         1999)
          4.19           $400,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.24 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.20           $100,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.25 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.21           $360,000,000 8.10% Note due August 1, 2010 of EOP
                         Partnership (incorporated herein by reference to Exhibit 4.1 to EOP Partnership's Current Report on Form 8-K filed with the SEC on August 8, 2000)
          4.22           Indenture, dated August 23, 2000, by and among EOP
                         Partnership, Equity Office and State Street Bank and Trust
                         Company (incorporated herein by reference to Exhibit 4.1 to
                         Equity Office's Registration Statement on Form S-3 (SEC File
                         No. 333-47754))

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.23           Registration Rights Agreement, dated as of August 23, 2000, among Equity Office, EOP Partnership and Salomon Smith
                         Barney Inc. (incorporated herein by reference to Exhibit 4.2 to Equity Office's Registration Statement on Form S-3 (SEC
                         File No. 333-47754))
          4.24           Form of Senior Exchangeable Note due November 15, 2008
                         (incorporated herein by reference to Exhibit 4.3 to Equity
                         Office's Registration Statement on Form S-3 (SEC File No.
                         333-47754))
          4.25           Indenture, dated August 29, 2000, by and between EOP
                         Partnership and U.S. Bank Trust National Association
                         (incorporated herein by reference to Exhibit 4.1 to EOP
                         Partnership's Registration Statement on Form S-3, as amended
                         (SEC File No. 333-43530))
          4.26           $400,000,000 7 3/8% Note due 2003 (incorporated herein by
                         reference to Exhibit 4.4 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.27           $400,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.5 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.28           $200,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.6 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.29           Second Amended and Restated Revolving Credit Agreement for
                         $1,000,000,000 Revolving Credit Facility dated as of May 29,
                         1998 (incorporated herein by reference to Exhibit 4.23 to
                         Equity Office's Annual Report on Form 10-K for the year
                         ended December 31, 1999, as amended)
          4.30           First Amendment to Second Amended and Restated Revolving
                         Credit Agreement for $1,000,000,000 Revolving Credit
                         Facility dated as of June 18, 1998 (incorporated herein by reference to Exhibit 4.21 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1999, as
                         amended)
          4.31           Third Amended and Restated Credit Agreement for
                         $1,000,000,000 Credit Facility dated as of May 12, 2000
                         among EOP Partnership and the Banks listed therein
                         (incorporated herein by reference to Exhibit 99.8.1 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.32           Second Amended and Restated Guaranty of Payment, made as of
                         May 12, 2000, between Equity Office and Bank of America,
                         N.A. (incorporated herein by reference to Exhibit 99.8.2 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.33           Revolving Credit Agreement for $1,000,000,000 Revolving
                         Credit Facility, dated as of May 12, 2000, among EOP
                         Partnership and the Banks listed therein (incorporated
                         herein by reference to Exhibit 99.7.1 of Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2000)
          4.34           Guaranty of Payment -- No. 1, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.2 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.35           Guaranty of Payment -- No. 2, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.3 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------
          4.36           Fixed Rate Promissory Note with The Chase Manhattan Bank
                         (incorporated herein by reference to Exhibit 4.22 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1999, as amended)
         10.1            Amended and Restated Operating Agreement No. 1 of
                         Wilson/Equity Office, LLC (incorporated herein by reference to Exhibit 10.13 to Equity Office's Form 10-K for the year ended December 31, 2000)
         10.2            $25,000,000 Note dated June 20, 2000 between Equity Office
                         Properties Management Corp. as lender and Wilson
                         Investors -- California, LLC as borrower (incorporated
                         herein by reference to Exhibit 10.14 to Equity Office's Form
                         10-K for the year ended December 31, 2000)
         10.3            Security Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as pledgor and Equity Office
                         Properties Management Corp. as lender (incorporated herein by reference to Exhibit 10.15 to Equity Office's Form 10-K for the year ended December 31, 2000)
         10.4            Loan Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as borrower and Equity Office
                         Properties Management Corp. as lender (incorporated herein by reference to Exhibit 10.16 to Equity Office's Form 10-K for the year ended December 31, 2000)
         23.1            Consent of Independent Auditors

---------------

 * Incorporated herein by reference to the same-numbered exhibit to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
 1 60 Spear Street Building............................   (3)    San Francisco, CA     $            --
 2 San Felipe Plaza....................................   (3)    Houston, TX               (50,528,200)
 3 Summit Office Park..................................   (3)    Ft. Worth, TX                      --
 4 Intercontinental Center.............................   (3)    Houston, TX                        --
 5 Four Forest Plaza...................................   (3)    Dallas, TX                         --
 6 Dominion Tower......................................   (3)    Norfolk, VA                        --
 7 Northborough Tower..................................   (3)    Houston, TX                        --
 8 Community Corporate Center..........................   (3)    Columbus, OH              (16,541,700)
 9 Denver Corporate Center II & III....................   (3)    Denver, CO                         --
 10 University Tower...................................   (3)    Durham, NC                         --
 11 Shelton Pointe.....................................   (3)    Shelton, CT                        --
 12 San Jacinto Center.................................   (3)    Austin, TX                         --
 13 1111 19th Street...................................   (3)    Washington, D.C.                   --
 14 North Central Plaza Three..........................   (3)    Dallas, TX                         --
 15 The Quadrant.......................................   (3)    Englewood, CO                      --
 16 Canterbury Green...................................  (3)(4)  Stamford, CT              (19,143,600)
 17 Three Stamford Plaza...............................   (3)    Stamford, CT              (16,657,700)
 18 Union Square.......................................   (3)    San Antonio, TX                    --
 19 One North Franklin.................................   (3)    Chicago, IL                        --
 20 1620 L Street......................................   (3)    Washington, D.C.                   --
 21 300 Atlantic Street................................   (3)    Stamford, CT                       --
 22 One and Two Stamford Plaza.........................   (3)    Stamford, CT                       --
 23 1700 Higgins.......................................   (3)    Des Plaines, IL                    --
 24 One Congress Plaza.................................   (3)    Austin, TX                         --
 25 Northwest Center...................................   (3)    San Antonio, TX                    --
 26 One Crosswoods Center..............................   (3)    Columbus, OH                       --
 27 One Lakeway Center.................................   (3)    Metairie, LA                       --
 28 Three Lakeway Center...............................   (3)    Metairie, LA                       --
 29 Two Lakeway Center.................................   (3)    Metairie, LA                       --
 30 Bank of America Plaza..............................   (3)    Nashville, TN                      --
 31 The Plaza at LaJolla Village.......................   (3)    San Diego, CA             (80,000,000)
 32 Interco Corporate Tower............................   (3)    Clayton, MO               (21,297,100)
 33 9400 NCX...........................................   (3)    Dallas, TX                         --
 34 Four Stamford Plaza................................   (3)    Stamford, CT              (15,916,400)
 35 1920 Main Plaza....................................   (3)    Irvine, CA                         --
 36 Paces West.........................................   (3)    Atlanta, GA                        --
 37 One Market.........................................   (3)    San Francisco, CA        (145,220,200)
 38 2010 Main Plaza....................................   (3)    Irvine, CA                         --
 39 1100 Executive Tower...............................   (3)    Orange, CA                         --
 40 28 State Street....................................   (3)    Boston, MA                         --
 41 850 Third Avenue...................................   (3)    New York, NY                       --    (10)
 42 161 N. Clark.......................................   (3)    Chicago, IL                        --
 43 Wachovia Center....................................   (3)    Charlotte, NC             (25,360,400)
 44 Central Park.......................................   (3)    Atlanta, GA               (55,786,600)
 45 One American Center................................   (3)    Austin, TX                         --
 46 580 California.....................................   (3)    San Francisco, CA         (28,663,100)
 47 1601 Market Street.................................   (3)    Philadelphia, PA                   --
 48 Two California Plaza...............................   (3)    Los Angeles, CA                    --
 49 BP Tower...........................................   (3)    Cleveland, OH             (85,575,900)

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,126,500   $   14,500   $   389,700
 2 San Felipe Plaza....................................      13,471,300       117,984,000       19,600     5,498,200
 3 Summit Office Park..................................       1,421,100        12,789,700           --     1,586,800
 4 Intercontinental Center.............................       1,752,200        14,420,200       69,800     1,292,700
 5 Four Forest Plaza...................................       4,767,900        42,911,400           --     1,869,300
 6 Dominion Tower......................................       4,643,700        41,100,100           --     1,857,900
 7 Northborough Tower..................................       1,705,400        12,198,900       37,000     1,159,300
 8 Community Corporate Center..........................       3,018,900        27,169,800           --     1,476,100
 9 Denver Corporate Center II & III....................       6,059,400        36,534,300           --     1,347,000
 10 University Tower...................................       2,085,100        18,766,100           --     1,004,800
 11 Shelton Pointe.....................................       1,513,900        13,625,200           --       775,000
 12 San Jacinto Center.................................       5,074,500        45,670,600           --     3,080,100
 13 1111 19th Street...................................       5,024,000        45,216,000           --       871,900
 14 North Central Plaza Three..........................       3,612,400        32,689,300           --     1,218,000
 15 The Quadrant.......................................       4,357,300        39,215,300           --     1,665,300
 16 Canterbury Green...................................              --        41,987,100       91,900     1,305,800
 17 Three Stamford Plaza...............................       3,956,600        35,609,800           --       601,200
 18 Union Square.......................................       2,368,500        14,236,000        8,600     1,982,700
 19 One North Franklin.................................       9,830,500        88,474,400           --            --
 20 1620 L Street......................................       2,708,200        24,374,000           --     1,045,400
 21 300 Atlantic Street................................       4,632,300        41,690,900           --     1,838,100
 22 One and Two Stamford Plaza.........................       8,267,700        74,409,300           --     2,538,000
 23 1700 Higgins.......................................       1,323,100        11,907,900       63,800       528,900
 24 One Congress Plaza.................................       6,502,400        58,521,300           --     3,429,500
 25 Northwest Center...................................       1,948,000        17,531,900           --     1,010,000
 26 One Crosswoods Center..............................       1,058,900         9,529,800           --       711,700
 27 One Lakeway Center.................................       2,803,900        25,235,500           --     2,211,600
 28 Three Lakeway Center...............................       4,695,000        43,517,200       59,300     1,914,000
 29 Two Lakeway Center.................................       4,643,500        41,791,800       49,200     2,166,800
 30 Bank of America Plaza..............................       3,049,200        27,443,100           --     1,136,800
 31 The Plaza at LaJolla Village.......................      11,838,900        98,243,100       19,300     2,425,500
 32 Interco Corporate Tower............................       4,688,400        42,195,200       83,900     3,275,900
 33 9400 NCX...........................................       3,570,000        32,129,700           --     4,958,500
 34 Four Stamford Plaza................................       4,470,900        40,237,900       24,500     1,105,300
 35 1920 Main Plaza....................................       5,480,600        47,525,800           --     2,658,800
 36 Paces West.........................................      12,833,700        75,024,500           --     1,888,000
 37 One Market.........................................      34,814,400       313,329,700           --    28,045,000
 38 2010 Main Plaza....................................       5,197,100        46,773,700           --     1,235,700
 39 1100 Executive Tower...............................      10,121,800        41,598,600           --       954,200
 40 28 State Street....................................       9,512,600        85,622,900           --    40,189,800
 41 850 Third Avenue...................................       9,605,900        86,453,200       30,000     3,144,200
 42 161 N. Clark.......................................      15,881,800       142,936,100           --    18,047,100
 43 Wachovia Center....................................       5,061,000        45,548,900           --     1,100,000
 44 Central Park.......................................       9,162,600        82,463,000           --     2,625,000
 45 One American Center................................              --        70,811,600           --     4,471,600
 46 580 California.....................................       7,491,200        67,420,900        8,400     3,386,600
 47 1601 Market Street.................................       5,780,800        52,027,500           --     5,465,600
 48 Two California Plaza...............................              --       156,197,000           --    43,465,700
 49 BP Tower...........................................      17,402,500       157,260,200           --     3,900,600


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
 1 60 Spear Street Building............................  $    2,139,700   $    19,516,200   $    21,655,900
 2 San Felipe Plaza....................................      13,490,900       123,482,200       136,973,100
 3 Summit Office Park..................................       1,421,100        14,376,500        15,797,600
 4 Intercontinental Center.............................       1,822,000        15,712,900        17,534,900
 5 Four Forest Plaza...................................       4,767,900        44,780,700        49,548,600
 6 Dominion Tower......................................       4,643,700        42,958,000        47,601,700
 7 Northborough Tower..................................       1,742,400        13,358,200        15,100,600
 8 Community Corporate Center..........................       3,018,900        28,645,900        31,664,800
 9 Denver Corporate Center II & III....................       6,059,400        37,881,300        43,940,700
 10 University Tower...................................       2,085,100        19,770,900        21,856,000
 11 Shelton Pointe.....................................       1,513,900        14,400,200        15,914,100
 12 San Jacinto Center.................................       5,074,500        48,750,700        53,825,200
 13 1111 19th Street...................................       5,024,000        46,087,900        51,111,900
 14 North Central Plaza Three..........................       3,612,400        33,907,300        37,519,700
 15 The Quadrant.......................................       4,357,300        40,880,600        45,237,900
 16 Canterbury Green...................................          91,900        43,292,900        43,384,800
 17 Three Stamford Plaza...............................       3,956,600        36,211,000        40,167,600
 18 Union Square.......................................       2,377,100        16,218,700        18,595,800
 19 One North Franklin.................................       9,830,500        88,474,400        98,304,900
 20 1620 L Street......................................       2,708,200        25,419,400        28,127,600
 21 300 Atlantic Street................................       4,632,300        43,529,000        48,161,300
 22 One and Two Stamford Plaza.........................       8,267,700        76,947,300        85,215,000
 23 1700 Higgins.......................................       1,386,900        12,436,800        13,823,700
 24 One Congress Plaza.................................       6,502,400        61,950,800        68,453,200
 25 Northwest Center...................................       1,948,000        18,541,900        20,489,900
 26 One Crosswoods Center..............................       1,058,900        10,241,500        11,300,400
 27 One Lakeway Center.................................       2,803,900        27,447,100        30,251,000
 28 Three Lakeway Center...............................       4,754,300        45,431,200        50,185,500
 29 Two Lakeway Center.................................       4,692,700        43,958,600        48,651,300
 30 Bank of America Plaza..............................       3,049,200        28,579,900        31,629,100
 31 The Plaza at LaJolla Village.......................      11,858,200       100,668,600       112,526,800
 32 Interco Corporate Tower............................       4,772,300        45,471,100        50,243,400
 33 9400 NCX...........................................       3,570,000        37,088,200        40,658,200
 34 Four Stamford Plaza................................       4,495,400        41,343,200        45,838,600
 35 1920 Main Plaza....................................       5,480,600        50,184,600        55,665,200
 36 Paces West.........................................      12,833,700        76,912,500        89,746,200
 37 One Market.........................................      34,814,400       341,374,700       376,189,100
 38 2010 Main Plaza....................................       5,197,100        48,009,400        53,206,500
 39 1100 Executive Tower...............................      10,121,800        42,552,800        52,674,600
 40 28 State Street....................................       9,512,600       125,812,700       135,325,300
 41 850 Third Avenue...................................       9,635,900        89,597,400        99,233,300
 42 161 N. Clark.......................................      15,881,800       160,983,200       176,865,000
 43 Wachovia Center....................................       5,061,000        46,648,900        51,709,900
 44 Central Park.......................................       9,162,600        85,088,000        94,250,600
 45 One American Center................................              --        75,283,200        75,283,200
 46 580 California.....................................       7,499,600        70,807,500        78,307,100
 47 1601 Market Street.................................       5,780,800        57,493,100        63,273,900
 48 Two California Plaza...............................              --       199,662,700       199,662,700
 49 BP Tower...........................................      17,402,500       161,160,800       178,563,300


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
 1 60 Spear Street Building............................  $  (1,771,300)    1967/1987          09/29/87             40
 2 San Felipe Plaza....................................    (11,344,900)         1984          09/29/87             40
 3 Summit Office Park..................................     (1,495,900)    1974/1993          03/01/89             40
 4 Intercontinental Center.............................     (1,439,400)    1983/1991          06/28/89             40
 5 Four Forest Plaza...................................     (4,224,800)         1985          06/29/89             40
 6 Dominion Tower......................................     (3,987,300)         1987          07/25/89             40
 7 Northborough Tower..................................     (1,308,800)    1983/1990          08/03/89             40
 8 Community Corporate Center..........................     (2,794,700)         1987          06/14/90             40
 9 Denver Corporate Center II & III....................     (3,377,200)   1981/93-97          12/20/90             40
 10 University Tower...................................     (1,912,400)    1987/1992          10/16/91             40
 11 Shelton Pointe.....................................     (1,383,200)    1985/1993          11/26/91             40
 12 San Jacinto Center.................................     (4,685,600)         1987          12/13/91             40
 13 1111 19th Street...................................     (4,117,600)    1979/1993          12/18/91             40
 14 North Central Plaza Three..........................     (3,131,000)    1986/1994          04/21/92             40
 15 The Quadrant.......................................     (3,975,900)         1985          12/01/92             40
 16 Canterbury Green...................................     (3,795,600)         1987          12/15/92             40
 17 Three Stamford Plaza...............................     (3,304,800)    1980/1994          12/15/92             40
 18 Union Square.......................................     (1,698,700)         1986          12/23/92             40
 19 One North Franklin.................................     (5,454,300)         1991          12/31/92             40
 20 1620 L Street......................................     (2,641,500)         1989          02/05/93             40
 21 300 Atlantic Street................................     (3,939,000)    1987/1996          03/30/93             40
 22 One and Two Stamford Plaza.........................     (6,644,000)    1986/1994          03/30/93             40
 23 1700 Higgins.......................................     (1,139,700)         1986          11/12/93             40
 24 One Congress Plaza.................................     (6,073,900)         1987          11/12/93             40
 25 Northwest Center...................................     (1,789,100)    1984/1994          11/12/93             40
 26 One Crosswoods Center..............................     (1,106,100)         1984          11/12/93             40
 27 One Lakeway Center.................................     (2,783,800)    1981/1996          11/12/93             40
 28 Three Lakeway Center...............................     (4,478,900)    1987/1996          11/12/93             40
 29 Two Lakeway Center.................................     (4,050,000)    1984/1996          11/12/93             40
 30 Bank of America Plaza..............................     (2,644,900)    1977/1995          12/01/93             40
 31 The Plaza at LaJolla Village.......................     (8,825,900)    1987-1990          03/10/94             40
 32 Interco Corporate Tower............................     (4,715,000)         1986          05/27/94             40
 33 9400 NCX...........................................     (3,999,400)    1981/1995          06/24/94             40
 34 Four Stamford Plaza................................     (3,769,000)    1979/1994          08/31/94             40
 35 1920 Main Plaza....................................     (5,089,000)         1988          09/29/94             40
 36 Paces West.........................................     (6,671,400)         1988          10/31/94             40
 37 One Market.........................................    (32,400,500)    1976/1995          11/22/94             40
 38 2010 Main Plaza....................................     (4,511,000)         1988          12/13/94             40
 39 1100 Executive Tower...............................     (4,008,500)         1987          12/15/94             40
 40 28 State Street....................................    (15,431,300)    1968/1997          01/23/95             40
 41 850 Third Avenue...................................     (8,537,000)    1960/1996          03/20/95             40
 42 161 N. Clark.......................................    (17,347,800)         1992          07/26/95             40
 43 Wachovia Center....................................     (4,051,000)    1972/1994          09/01/95             40
 44 Central Park.......................................     (7,934,700)         1986          10/17/95             40
 45 One American Center................................     (7,046,400)         1984          11/01/95             40
 46 580 California.....................................     (7,081,800)         1984          12/21/95             40
 47 1601 Market Street.................................     (5,351,500)         1970          01/18/96             40
 48 Two California Plaza...............................    (22,474,400)         1992          08/23/96             40
 49 BP Tower...........................................    (14,336,400)         1985     09/04/96, 01/29/98        40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
 50 Reston Town Center.................................   (3)    Reston, VA                (88,768,800)
 51 Reston Town Center Garage..........................   (3)    Reston, VA                         --
 52 Colonnade I........................................   (3)    San Antonio, TX                    --
 53 One Phoenix Plaza..................................   (3)    Phoenix, AZ                        --
 54 49 East Thomas Road................................   (3)    Phoenix, AZ                        --
 55 177 Broad Street...................................  (3)(5)  Stamford, CT                       --
 56 Oakbrook Terrace Tower.............................   (3)    Oakbrook Terrace, IL               --
 57 One Maritime Plaza.................................   (3)    San Francisco, CA                  --
 58 Smith Barney Tower.................................   (3)    San Diego, CA                      --
 59 201 Mission Street.................................   (3)    San Francisco, CA                  --
 60 30 N. LaSalle Street...............................   (3)    Chicago, IL                        --
 61 LL&E Tower.........................................          New Orleans, LA           (37,500,000)   (7)
 62 Texaco Center......................................          New Orleans, LA           (42,500,000)   (7)
 63 601 Tchoupitoulas Garage...........................          New Orleans, LA                    --    (7)
 64 Prudential Portfolio...............................   (8)    Various                            --
 65 550 S. Hope........................................          Los Angeles, CA                    --
 66 Four and Five Valley Square........................          Blue Bell, PA                      --
 67 Four Falls Corporate Center........................          Conshohocken, PA                   --
 68 Oak Hill Plaza.....................................          King of Prussia, PA                --
 69 One Devon Square...................................          Wayne, PA                          --
 70 Three Devon Square.................................          Wayne, PA                          --
 71 Two Devon Square...................................          Wayne, PA                          --
 72 Two Valley Square..................................          Blue Bell, PA                      --
 73 Walnut Hill Plaza..................................          King of Prussia, PA       (14,238,700)
 74 One Lafayette Centre...............................          Washington, D.C.                   --
 75 One Valley Square..................................          Blue Bell, PA                      --
 76 Three Valley Square................................          Blue Bell, PA                      --
 77 1600 Duke Street...................................          Alexandria, VA                     --
 78 Fair Oaks Plaza....................................          Fairfax, VA                        --
 79 Lakeside Square....................................          Dallas, TX                         --
 80 LaSalle Plaza......................................          Minneapolis, MN                    --
 81 1001 Fifth Avenue..................................          Portland, OR                       --
 82 1111 Third Avenue..................................          Seattle, WA                        --
 83 Calais Office Center...............................          Anchorage, AK                      --
 84 Wells Fargo Center.................................          Seattle, WA                        --
 85 Nordstrom Medical Tower............................          Seattle, WA                        --
 86 One Bellevue Center................................          Bellevue, WA                       --
 87 Rainier Plaza......................................          Bellevue, WA                       --
 88 Second and Seneca Buildings........................          Seattle, WA                        --
 89 101 N. Wacker......................................          Chicago, IL                        --
 90 175 Wyman Street...................................          Walthan, MA                        --
 91 10880 Wilshire Boulevard...........................          Los Angeles, CA                    --
 92 10960 Wilshire Boulevard...........................          Los Angeles, CA                    --
 93 1300 North 17th Street.............................          Rosslyn, VA                        --
 94 1333 H Street......................................          Washington, DC                     --
 95 150 Federal Street.................................          Boston, MA                         --
 96 1616 N. Fort Myer Drive............................          Rosslyn, VA                        --
 97 175 Federal Street.................................          Boston, MA                         --
 98 2 Oliver Street-147 Milk Street....................          Boston, MA                         --
 99 200 West Adams.....................................          Chicago, IL                        --
100 225 Franklin Street................................          Boston, MA                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
 50 Reston Town Center.................................      21,482,600       154,576,300       82,700     2,649,200
 51 Reston Town Center Garage..........................       1,942,500         9,791,900           --       578,200
 52 Colonnade I........................................       1,413,600        12,725,200       81,000     1,305,500
 53 One Phoenix Plaza..................................       6,191,900        55,726,900           --            --
 54 49 East Thomas Road................................          65,300           587,900           --        22,100
 55 177 Broad Street...................................       3,941,200        35,470,800           --       780,000
 56 Oakbrook Terrace Tower.............................      11,950,200       107,551,700      485,700     4,686,100
 57 One Maritime Plaza.................................      11,530,700       103,776,000           --     9,376,900
 58 Smith Barney Tower.................................       2,657,700        23,919,400           --     3,054,000
 59 201 Mission Street.................................       8,870,700        79,836,500           --     2,680,300
 60 30 N. LaSalle Street...............................      12,489,000       112,400,700           --     5,154,100
 61 LL&E Tower.........................................       6,185,800        55,672,200       46,000     5,405,100
 62 Texaco Center......................................       6,686,300        60,177,000        9,500     2,954,700
 63 601 Tchoupitoulas Garage...........................       1,180,000        10,619,800           --       297,600
 64 Prudential Portfolio...............................      28,463,400       256,216,100           --    25,215,500
 65 550 S. Hope........................................      10,016,200        90,146,000           --     2,637,900
 66 Four and Five Valley Square........................         865,700         7,793,200           --       441,900
 67 Four Falls Corporate Center........................       4,938,900        44,458,300       55,000     2,053,000
 68 Oak Hill Plaza.....................................       2,208,200        19,878,500           --       357,400
 69 One Devon Square...................................       1,024,900         9,226,700           --     1,341,600
 70 Three Devon Square.................................         412,500         3,712,600           --        21,800
 71 Two Devon Square...................................         659,200         5,935,000           --       267,300
 72 Two Valley Square..................................         879,000         7,913,300           --       601,300
 73 Walnut Hill Plaza..................................       2,045,000        18,409,900           --       878,900
 74 One Lafayette Centre...............................       8,262,400        74,362,000           --     1,679,100
 75 One Valley Square..................................         717,200         6,456,900           --       715,100
 76 Three Valley Square................................       1,012,100         9,111,300           --     1,210,200
 77 1600 Duke Street...................................       1,105,600         9,950,000           --       460,200
 78 Fair Oaks Plaza....................................       2,412,000        21,711,500       35,400       807,200
 79 Lakeside Square....................................       8,262,200        47,368,800       24,200     3,762,900
 80 LaSalle Plaza......................................       9,680,800        87,126,800           --     3,159,500
 81 1001 Fifth Avenue..................................       5,383,300        48,633,700           --     2,663,600
 82 1111 Third Avenue..................................       9,899,900        89,570,700           --     3,547,400
 83 Calais Office Center...............................              --        16,630,800           --     1,650,500
 84 Wells Fargo Center.................................      21,360,700       193,528,600           --     3,564,600
 85 Nordstrom Medical Tower............................       1,699,600        15,450,400           --       379,500
 86 One Bellevue Center................................              --        56,223,100           --     1,266,700
 87 Rainier Plaza......................................              --        79,928,100           --     1,538,400
 88 Second and Seneca Buildings........................      10,922,500        98,927,300           --     1,204,300
 89 101 N. Wacker......................................      10,035,500        90,319,400           --     2,689,900
 90 175 Wyman Street...................................      14,600,000         5,400,400           --     1,250,000
 91 10880 Wilshire Boulevard...........................              --       149,841,200      142,600     4,540,800
 92 10960 Wilshire Boulevard...........................      16,841,300       151,573,900           --     4,590,700
 93 1300 North 17th Street.............................       9,810,700        88,295,900           --       462,900
 94 1333 H Street......................................       6,715,400        60,438,200           --     2,255,300
 95 150 Federal Street.................................      14,131,400       127,182,200           --    10,489,800
 96 1616 N. Fort Myer Drive............................       6,960,700        62,646,300           --     1,888,800
 97 175 Federal Street.................................       4,893,900        44,045,200           --     1,345,100
 98 2 Oliver Street-147 Milk Street....................       5,017,400        45,157,000           --     3,085,700
 99 200 West Adams.....................................      11,654,100       104,887,100           --     5,018,900
100 225 Franklin Street................................      34,607,800       311,470,600           --     5,668,800


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
 50 Reston Town Center.................................      21,565,300       157,225,500       178,790,800
 51 Reston Town Center Garage..........................       1,942,500        10,370,100        12,312,600
 52 Colonnade I........................................       1,494,600        14,030,700        15,525,300
 53 One Phoenix Plaza..................................       6,191,900        55,726,900        61,918,800
 54 49 East Thomas Road................................          65,300           610,000           675,300
 55 177 Broad Street...................................       3,941,200        36,250,800        40,192,000
 56 Oakbrook Terrace Tower.............................      12,435,900       112,237,800       124,673,700
 57 One Maritime Plaza.................................      11,530,700       113,152,900       124,683,600
 58 Smith Barney Tower.................................       2,657,700        26,973,400        29,631,100
 59 201 Mission Street.................................       8,870,700        82,516,800        91,387,500
 60 30 N. LaSalle Street...............................      12,489,000       117,554,800       130,043,800
 61 LL&E Tower.........................................       6,231,800        61,077,300        67,309,100
 62 Texaco Center......................................       6,695,800        63,131,700        69,827,500
 63 601 Tchoupitoulas Garage...........................       1,180,000        10,917,400        12,097,400
 64 Prudential Portfolio...............................      28,463,400       281,431,600       309,895,000
 65 550 S. Hope........................................      10,016,200        92,783,900       102,800,100
 66 Four and Five Valley Square........................         865,700         8,235,100         9,100,800
 67 Four Falls Corporate Center........................       4,993,900        46,511,300        51,505,200
 68 Oak Hill Plaza.....................................       2,208,200        20,235,900        22,444,100
 69 One Devon Square...................................       1,024,900        10,568,300        11,593,200
 70 Three Devon Square.................................         412,500         3,734,400         4,146,900
 71 Two Devon Square...................................         659,200         6,202,300         6,861,500
 72 Two Valley Square..................................         879,000         8,514,600         9,393,600
 73 Walnut Hill Plaza..................................       2,045,000        19,288,800        21,333,800
 74 One Lafayette Centre...............................       8,262,400        76,041,100        84,303,500
 75 One Valley Square..................................         717,200         7,172,000         7,889,200
 76 Three Valley Square................................       1,012,100        10,321,500        11,333,600
 77 1600 Duke Street...................................       1,105,600        10,410,200        11,515,800
 78 Fair Oaks Plaza....................................       2,447,400        22,518,700        24,966,100
 79 Lakeside Square....................................       8,286,400        51,131,700        59,418,100
 80 LaSalle Plaza......................................       9,680,800        90,286,300        99,967,100
 81 1001 Fifth Avenue..................................       5,383,300        51,297,300        56,680,600
 82 1111 Third Avenue..................................       9,899,900        93,118,100       103,018,000
 83 Calais Office Center...............................              --        18,281,300        18,281,300
 84 Wells Fargo Center.................................      21,360,700       197,093,200       218,453,900
 85 Nordstrom Medical Tower............................       1,699,600        15,829,900        17,529,500
 86 One Bellevue Center................................              --        57,489,800        57,489,800
 87 Rainier Plaza......................................              --        81,466,500        81,466,500
 88 Second and Seneca Buildings........................      10,922,500       100,131,600       111,054,100
 89 101 N. Wacker......................................      10,035,500        93,009,300       103,044,800
 90 175 Wyman Street...................................      14,600,000         6,650,400        21,250,400
 91 10880 Wilshire Boulevard...........................         142,600       154,382,000       154,524,600
 92 10960 Wilshire Boulevard...........................      16,841,300       156,164,600       173,005,900
 93 1300 North 17th Street.............................       9,810,700        88,758,800        98,569,500
 94 1333 H Street......................................       6,715,400        62,693,500        69,408,900
 95 150 Federal Street.................................      14,131,400       137,672,000       151,803,400
 96 1616 N. Fort Myer Drive............................       6,960,700        64,535,100        71,495,800
 97 175 Federal Street.................................       4,893,900        45,390,300        50,284,200
 98 2 Oliver Street-147 Milk Street....................       5,017,400        48,242,700        53,260,100
 99 200 West Adams.....................................      11,654,100       109,906,000       121,560,100
100 225 Franklin Street................................      34,607,800       317,139,400       351,747,200


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
 50 Reston Town Center.................................    (13,716,900)         1990          10/22/96             40
 51 Reston Town Center Garage..........................       (283,400)         1999          10/22/96             40
 52 Colonnade I........................................     (1,522,300)         1983          12/04/96             40
 53 One Phoenix Plaza..................................     (4,815,700)         1989          12/04/96             40
 54 49 East Thomas Road................................        (53,800)    1974/1993          12/11/96             40
 55 177 Broad Street...................................     (3,781,000)         1989          01/29/97             40
 56 Oakbrook Terrace Tower.............................    (10,477,600)         1988          04/16/97             40
 57 One Maritime Plaza.................................    (10,474,700)    1967/1990          04/21/97             40
 58 Smith Barney Tower.................................     (3,303,100)         1987          04/28/97             40
 59 201 Mission Street.................................     (7,584,500)         1981          04/30/97             40
 60 30 N. LaSalle Street...............................    (10,735,400)    1974/1990          06/13/97             40
 61 LL&E Tower.........................................     (5,514,300)         1987          09/03/97             40
 62 Texaco Center......................................     (5,615,100)         1984          09/03/97             40
 63 601 Tchoupitoulas Garage...........................       (898,400)         1982          09/03/97             40
 64 Prudential Portfolio...............................    (25,362,900)      Various          10/06/97             40
 65 550 S. Hope........................................     (7,563,500)         1991          10/06/97             40
 66 Four and Five Valley Square........................       (691,700)         1988          10/07/97             40
 67 Four Falls Corporate Center........................     (3,941,500)         1988          10/07/97             40
 68 Oak Hill Plaza.....................................     (1,666,300)         1982          10/07/97             40
 69 One Devon Square...................................       (903,400)         1984          10/07/97             40
 70 Three Devon Square.................................       (297,600)         1985          10/07/97             40
 71 Two Devon Square...................................       (623,000)         1985          10/07/97             40
 72 Two Valley Square..................................       (739,900)         1990          10/07/97             40
 73 Walnut Hill Plaza..................................     (1,566,500)         1985          10/07/97             40
 74 One Lafayette Centre...............................     (6,140,900)    1980/1993          10/17/97             40
 75 One Valley Square..................................       (699,300)         1982          11/21/97             40
 76 Three Valley Square................................       (883,300)         1984          11/21/97             40
 77 1600 Duke Street...................................       (849,700)         1985          11/24/97             40
 78 Fair Oaks Plaza....................................     (1,815,900)         1986          11/24/97             40
 79 Lakeside Square....................................     (4,444,200)         1987          11/24/97             40
 80 LaSalle Plaza......................................     (7,344,000)         1991          11/25/97             40
 81 1001 Fifth Avenue..................................     (4,037,800)         1980          12/17/97             40
 82 1111 Third Avenue..................................     (7,850,500)         1980          12/17/97             40
 83 Calais Office Center...............................     (1,722,800)         1975          12/17/97             40
 84 Wells Fargo Center.................................    (15,455,100)         1983          12/17/97             40
 85 Nordstrom Medical Tower............................     (1,264,700)         1986          12/17/97             40
 86 One Bellevue Center................................     (4,603,900)         1983          12/17/97             40
 87 Rainier Plaza......................................     (6,362,800)         1986          12/17/97             40
 88 Second and Seneca Buildings........................     (8,045,300)         1991          12/17/97             40
 89 101 N. Wacker......................................     (7,448,300)    1980/1990          12/19/97             40
 90 175 Wyman Street...................................        (68,400)         1999          12/19/97             40
 91 10880 Wilshire Boulevard...........................    (12,393,200)    1970/1992          12/19/97             40
 92 10960 Wilshire Boulevard...........................    (12,715,700)    1971/1992          12/19/97             40
 93 1300 North 17th Street.............................     (6,843,600)         1980          12/19/97             40
 94 1333 H Street......................................     (4,690,300)         1982          12/19/97             40
 95 150 Federal Street.................................    (12,012,200)         1988          12/19/97             40
 96 1616 N. Fort Myer Drive............................     (4,956,800)         1974          12/19/97             40
 97 175 Federal Street.................................     (3,572,500)         1977          12/19/97             40
 98 2 Oliver Street-147 Milk Street....................     (4,007,400)         1988          12/19/97             40
 99 200 West Adams.....................................     (8,931,900)    1985/1996          12/19/97             40
100 225 Franklin Street................................    (24,540,600)    1966/1996          12/19/97             40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
101 AT&T Plaza.........................................          Oak Brook, IL                      --
102 Center Plaza.......................................          Boston, MA                (58,613,300)
103 Centerpointe I & II................................          Fairfax, VA               (29,101,000)
104 Civic Opera House..................................          Chicago, IL                        --
105 Crosby Corporate Center............................          Bedford, MA                        --
106 Crosby Corporate Center II.........................          Bedford, MA                        --
107 E.J. Randolph......................................          McLean, VA                (15,307,600)   (9)
108 John Marshall I....................................          McLean, VA                (19,363,000)
109 Lake Marriott Business Park........................          Santa Clara, CA                    --
110 Lakeside Office Park...............................          Atlanta, GA                        --
111 New England Executive Park.........................          Burlington, MA                     --
112 Northridge I.......................................          Herndon, VA               (13,881,600)   (9)
113 One Canal Park.....................................          Cambridge, MA                      --
114 Perimeter Center...................................          Atlanta, GA              (208,588,300)
115 Presidents Plaza...................................          Chicago, IL                        --
116 Riverview I & II...................................          Cambridge, MA                      --
117 Russia Wharf.......................................          Boston, MA                         --
118 Shoreline Technology Park..........................          Mountain View, CA                  --
119 South Station......................................          Boston, MA                         --
120 Sunnyvale Business Center..........................          Sunnyvale, CA                      --
121 Ten Canal Park.....................................          Cambridge, MA                      --
122 Tri-State International............................          Lincolnshire, IL                   --
123 Wellesley Office Park..............................          Wellesley, MA             (53,773,300)
124 Westbrook Corporate Center.........................          Westchester, IL          (105,313,400)
125 150 California.....................................   (6)    San Francisco, CA                  --
126 John Marshall III..................................   (6)    McLean, VA                         --
127 Riverside..........................................   (6)    Newton, MA                         --
128 100 Summer Street..................................          Boston, MA                         --
129 The Tower at New England Executive Park............          Burlington, MA                     --
130 Westbrook Corporate Center vacant land.............          Westchester, IL                    --
131 Denver Post Tower..................................          Denver, CO                         --
132 301 Howard Building................................          San Francisco, CA                  --
133 410 17th Street....................................          Denver, CO                         --
134 Tabor Center.......................................          Denver, CO                         --
135 Trinity Place......................................          Denver, CO                         --
136 Dominion Plaza.....................................          Denver, CO                         --
137 Millennium Plaza...................................          Englewood, CO                      --
138 Polk and Taylor Buildings..........................          Arlington, VA                      --
139 Northland Plaza....................................          Bloomington, MN                    --
140 4949 S. Syracuse...................................          Denver, CO                         --
141 Metropoint.........................................          Denver, CO                         --
142 Metropoint III vacant land.........................          Denver, CO                         --
143 One Park Square....................................          Albuquerque, NM                    --
144 Park Avenue Tower..................................          New York, NY             (189,412,700)   (10)
145 Terrace Building...................................          Englewood, CO                      --
146 The Solarium.......................................          Englewood, CO                      --
147 Second and Spring Building.........................          Seattle, WA                        --
148 Colonnade I & II...................................          Dallas, TX                         --
149 Colonnade III......................................          Dallas, TX                         --
150 Worldwide Plaza....................................          New York, NY             (245,713,400)
151 Central Park vacant land...........................          Atlanta, GA                        --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
101 AT&T Plaza.........................................       4,834,200        43,507,900       48,100     1,710,700
102 Center Plaza.......................................      18,942,300       170,480,400           --     4,605,800
103 Centerpointe I & II................................       8,837,800        79,540,200      366,900       992,500
104 Civic Opera House..................................      12,771,300       114,941,900           --     5,569,700
105 Crosby Corporate Center............................       5,957,800        53,620,400       70,100     1,425,500
106 Crosby Corporate Center II.........................       9,384,600        27,584,300        8,700     5,310,000
107 E.J. Randolph......................................       3,936,600        35,429,100        7,000       316,900
108 John Marshall I....................................       5,216,400        46,814,100       23,600       132,500
109 Lake Marriott Business Park........................       9,090,800        84,967,100      231,600     2,302,000
110 Lakeside Office Park...............................       4,792,500        43,132,300           --     1,771,500
111 New England Executive Park.........................      15,636,600       140,729,200      182,000     9,057,800
112 Northridge I.......................................       3,224,900        29,024,400           --     1,627,700
113 One Canal Park.....................................       2,006,000        18,054,000           --       450,200
114 Perimeter Center...................................      65,860,200       429,130,700      314,100    20,020,500
115 Presidents Plaza...................................      13,435,500       120,919,200           --     2,300,700
116 Riverview I & II...................................       5,937,600        53,438,100        6,300     1,494,300
117 Russia Wharf.......................................       3,891,400        35,022,800           --     2,716,900
118 Shoreline Technology Park..........................      31,575,200       190,894,500           --     1,409,400
119 South Station......................................              --        31,073,800           --       960,700
120 Sunnyvale Business Center..........................       4,890,000        44,010,000           --        43,700
121 Ten Canal Park.....................................       2,383,100        21,447,900           --        61,900
122 Tri-State International............................      10,925,300        98,327,300      290,500     1,890,000
123 Wellesley Office Park..............................      16,492,700       148,434,200       20,300     3,652,500
124 Westbrook Corporate Center.........................      24,874,900       223,874,100       30,100     5,750,500
125 150 California.....................................      12,566,800        45,900,000           --     7,192,400
126 John Marshall III..................................       9,950,000        35,759,100           --         8,500
127 Riverside..........................................      24,000,000           418,200           --    88,319,600
128 100 Summer Street..................................      22,271,000       200,439,300           --    17,573,700
129 The Tower at New England Executive Park............       2,792,900        31,462,500           --    10,598,500
130 Westbrook Corporate Center vacant land.............       3,972,800                --           --            --
131 Denver Post Tower..................................              --        52,937,200           --     5,311,400
132 301 Howard Building................................       7,050,800        58,920,400           --     3,116,500
133 410 17th Street....................................       4,473,700        40,263,700           --     3,019,400
134 Tabor Center.......................................      27,948,500       116,536,200           --     5,758,800
135 Trinity Place......................................       1,898,400        17,085,400           --     1,466,300
136 Dominion Plaza.....................................       5,990,100        53,911,200           --     4,694,300
137 Millennium Plaza...................................       7,757,100        38,313,800           --        29,100
138 Polk and Taylor Buildings..........................      16,942,500       152,482,800           --     6,680,600
139 Northland Plaza....................................       4,705,100        42,346,000           --     1,050,100
140 4949 S. Syracuse...................................         822,300         7,400,800       22,400       551,000
141 Metropoint.........................................       4,374,900        39,374,500           --     1,158,800
142 Metropoint III vacant land.........................       2,000,000                --           --            --
143 One Park Square....................................       3,634,300        32,708,700           --     1,841,200
144 Park Avenue Tower..................................      48,976,000       195,903,900      718,700     4,759,000
145 Terrace Building...................................       1,546,400        13,864,800       29,100       578,700
146 The Solarium.......................................       1,951,100        17,560,100           --       861,100
147 Second and Spring Building.........................       1,968,400        17,715,700           --     2,437,900
148 Colonnade I & II...................................       9,043,800        81,394,100           --     3,651,400
149 Colonnade III......................................       6,152,000        55,367,700           --     3,439,900
150 Worldwide Plaza....................................     124,919,000       499,676,100           --     1,201,200
151 Central Park vacant land...........................       3,975,400                --           --        45,900


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
101 AT&T Plaza.........................................       4,882,300        45,218,600        50,100,900
102 Center Plaza.......................................      18,942,300       175,086,200       194,028,500
103 Centerpointe I & II................................       9,204,700        80,532,700        89,737,400
104 Civic Opera House..................................      12,771,300       120,511,600       133,282,900
105 Crosby Corporate Center............................       6,027,900        55,045,900        61,073,800
106 Crosby Corporate Center II.........................       9,393,300        32,894,300        42,287,600
107 E.J. Randolph......................................       3,943,600        35,746,000        39,689,600
108 John Marshall I....................................       5,240,000        46,946,600        52,186,600
109 Lake Marriott Business Park........................       9,322,400        87,269,100        96,591,500
110 Lakeside Office Park...............................       4,792,500        44,903,800        49,696,300
111 New England Executive Park.........................      15,818,600       149,787,000       165,605,600
112 Northridge I.......................................       3,224,900        30,652,100        33,877,000
113 One Canal Park.....................................       2,006,000        18,504,200        20,510,200
114 Perimeter Center...................................      66,174,300       449,151,200       515,325,500
115 Presidents Plaza...................................      13,435,500       123,219,900       136,655,400
116 Riverview I & II...................................       5,943,900        54,932,400        60,876,300
117 Russia Wharf.......................................       3,891,400        37,739,700        41,631,100
118 Shoreline Technology Park..........................      31,575,200       192,303,900       223,879,100
119 South Station......................................              --        32,034,500        32,034,500
120 Sunnyvale Business Center..........................       4,890,000        44,053,700        48,943,700
121 Ten Canal Park.....................................       2,383,100        21,509,800        23,892,900
122 Tri-State International............................      11,215,800       100,217,300       111,433,100
123 Wellesley Office Park..............................      16,513,000       152,086,700       168,599,700
124 Westbrook Corporate Center.........................      24,905,000       229,624,600       254,529,600
125 150 California.....................................      12,566,800        53,092,400        65,659,200
126 John Marshall III..................................       9,950,000        35,767,600        45,717,600
127 Riverside..........................................      24,000,000        88,737,800       112,737,800
128 100 Summer Street..................................      22,271,000       218,013,000       240,284,000
129 The Tower at New England Executive Park............       2,792,900        42,061,000        44,853,900
130 Westbrook Corporate Center vacant land.............       3,972,800                --         3,972,800
131 Denver Post Tower..................................              --        58,248,600        58,248,600
132 301 Howard Building................................       7,050,800        62,036,900        69,087,700
133 410 17th Street....................................       4,473,700        43,283,100        47,756,800
134 Tabor Center.......................................      27,948,500       122,295,000       150,243,500
135 Trinity Place......................................       1,898,400        18,551,700        20,450,100
136 Dominion Plaza.....................................       5,990,100        58,605,500        64,595,600
137 Millennium Plaza...................................       7,757,100        38,342,900        46,100,000
138 Polk and Taylor Buildings..........................      16,942,500       159,163,400       176,105,900
139 Northland Plaza....................................       4,705,100        43,396,100        48,101,200
140 4949 S. Syracuse...................................         844,700         7,951,800         8,796,500
141 Metropoint.........................................       4,374,900        40,533,300        44,908,200
142 Metropoint III vacant land.........................       2,000,000                --         2,000,000
143 One Park Square....................................       3,634,300        34,549,900        38,184,200
144 Park Avenue Tower..................................      49,694,700       200,662,900       250,357,600
145 Terrace Building...................................       1,575,500        14,443,500        16,019,000
146 The Solarium.......................................       1,951,100        18,421,200        20,372,300
147 Second and Spring Building.........................       1,968,400        20,153,600        22,122,000
148 Colonnade I & II...................................       9,043,800        85,045,500        94,089,300
149 Colonnade III......................................       6,152,000        58,807,600        64,959,600
150 Worldwide Plaza....................................     124,919,000       500,877,300       625,796,300
151 Central Park vacant land...........................       3,975,400            45,900         4,021,300


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
101 AT&T Plaza.........................................     (3,769,700)         1984          12/19/97             40
102 Center Plaza.......................................    (13,659,700)         1969          12/19/97             40
103 Centerpointe I & II................................     (6,230,800)    1998-1990          12/19/97             40
104 Civic Opera House..................................     (9,922,900)    1929/1996          12/19/97             40
105 Crosby Corporate Center............................     (4,222,100)         1996          12/19/97             40
106 Crosby Corporate Center II.........................     (2,149,400)         1998          12/19/97             40
107 E.J. Randolph......................................     (2,732,900)         1983          12/19/97             40
108 John Marshall I....................................     (3,583,400)         1981          12/19/97             40
109 Lake Marriott Business Park........................     (6,396,400)         1981          12/19/97             40
110 Lakeside Office Park...............................     (3,602,700)    1972-1978          12/19/97             40
111 New England Executive Park.........................    (12,041,300)    1970-1985          12/19/97             40
112 Northridge I.......................................     (2,331,900)         1988          12/19/97             40
113 One Canal Park.....................................     (1,528,600)         1987          12/19/97             40
114 Perimeter Center...................................    (35,759,300)    1970-1989          12/19/97             40
115 Presidents Plaza...................................     (9,752,300)    1980-1982          12/19/97             40
116 Riverview I & II...................................     (4,197,400)    1985-1986          12/19/97             40
117 Russia Wharf.......................................     (3,526,300)    1978-1982          12/19/97             40
118 Shoreline Technology Park..........................    (14,301,800)    1985-1991          12/19/97             40
119 South Station......................................     (2,445,700)         1988          12/19/97             40
120 Sunnyvale Business Center..........................     (3,348,100)         1990          12/19/97             40
121 Ten Canal Park.....................................     (1,634,900)         1987          12/19/97             40
122 Tri-State International............................     (8,030,000)         1986          12/19/97             40
123 Wellesley Office Park..............................    (11,880,800)    1963-1984          12/19/97             40
124 Westbrook Corporate Center.........................    (18,496,600)    1985-1996          12/19/97             40
125 150 California.....................................       (947,800)         2000          12/19/97             40
126 John Marshall III..................................     (1,199,400)         2000          12/19/97             40
127 Riverside..........................................     (1,823,300)         2000          12/19/97             40
128 100 Summer Street..................................    (15,481,500)    1974/1990          03/18/98             40
129 The Tower at New England Executive Park............     (2,109,300)    1971/1999          03/31/98             40
130 Westbrook Corporate Center vacant land.............             --           N/A          04/02/98            N/A
131 Denver Post Tower..................................     (4,532,500)         1984          04/21/98             40
132 301 Howard Building................................     (4,656,300)         1988          04/29/98             40
133 410 17th Street....................................     (3,183,800)         1978          04/30/98             40
134 Tabor Center.......................................     (8,315,700)         1985          04/30/98             40
135 Trinity Place......................................     (1,393,300)         1983          04/30/98             40
136 Dominion Plaza.....................................     (4,300,300)         1983          05/14/98             40
137 Millennium Plaza...................................     (2,530,500)         1982          05/19/98             40
138 Polk and Taylor Buildings..........................    (13,894,800)         1970          05/22/98             40
139 Northland Plaza....................................     (2,871,300)         1985          07/02/98             40
140 4949 S. Syracuse...................................       (526,400)         1982          07/15/98             40
141 Metropoint.........................................     (2,575,000)         1987          07/15/98             40
142 Metropoint III vacant land.........................             --           N/A          07/15/98            N/A
143 One Park Square....................................     (2,241,500)         1985          07/15/98             40
144 Park Avenue Tower..................................    (12,467,400)         1986          07/15/98             40
145 Terrace Building...................................       (942,500)         1982          07/15/98             40
146 The Solarium.......................................     (1,107,700)         1982          07/15/98             40
147 Second and Spring Building.........................     (1,243,300)    1906/1989          07/29/98             40
148 Colonnade I & II...................................     (5,234,200)    1983-1985          09/30/98             40
149 Colonnade III......................................     (3,393,600)         1998          09/30/98             40
150 Worldwide Plaza....................................    (27,640,300)         1989          10/01/98             40
151 Central Park vacant land...........................             --           N/A          11/03/98            N/A

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
152 Computer Associates Tower..........................          Irving, TX                         --
153 Texas Commerce Tower...............................          Irving, TX                         --
154 City Center Bellevue...............................          Bellevue, WA                       --
155 Prominence in Buckhead.............................   (6)    Atlanta, GA                        --
156 Prominence vacant land.............................          Atlanta, GA                        --
157 Palo Alto Square...................................          Palo Alto, CA             (49,950,000)
158 Metropoint II......................................          Denver, CO                         --
159 Centerpointe III vacant land.......................          Fairfax, VA                        --
160 10 Almaden.........................................          San Jose, CA                       --
161 11 Canal Center....................................          Alexandria, VA                     --
162 110 Atrium Place...................................          Bellevue, WA              (20,596,500)
163 120 Montgomery.....................................          San Francisco, CA         (47,528,900)
164 125 Summer Street..................................          Boston, MA                (71,558,100)
165 18301 Von Karman (Apple Building)..................          Irvine, CA                         --
166 200 Galleria.......................................          Atlanta, GA              (116,405,900)   (11)
167 201 California.....................................          San Francisco, CA         (40,934,900)
168 222 Berkley Street.................................          Boston, MA                         --
169 429 Santa Monica...................................          Santa Monica, CA                   --
170 500 Boylston Street................................          Boston, MA                         --
171 527 Madison Avenue.................................          New York, NY              (64,214,900)   (11)
172 700 North Brand....................................          Glendale, CA              (25,118,100)
173 99 Canal Center....................................          Alexandria, VA                     --
174 Bay Park Plaza I & II..............................          Burlingame, CA                     --
175 Bayhill Office Center..............................          San Bruno, CA             (54,211,400)
176 Bayside Plaza......................................          San Francisco, CA         (14,894,400)
177 Bixby Ranch........................................          Seal Beach, CA            (27,224,000)
178 Centerside II......................................          San Diego, CA             (22,944,600)
179 Commerce Park......................................          Los Angeles, CA                    --
180 Corporate 500 Centre...............................          Deerfield, IL             (78,364,800)
181 Crossroads.........................................          San Diego, CA                      --
182 Embarcadero Place..................................          Palo Alto, CA             (35,757,000)
183 Exposition Centre..................................          Sacramento, CA             (4,843,900)
184 Golden Bear Center.................................          Berkeley, CA              (19,371,300)
185 Island Corporate Center............................          Mercer Island, WA         (12,379,300)
186 Janss Court........................................          Santa Monica, CA          (17,107,300)
187 Lincoln Town Center................................          Santa Ana, CA                      --
188 Market Square......................................   (11)   Washington, DC                     --
189 Norris Tech Center.................................          San Ramon, CA                      --
190 Norwest Center.....................................          Minneapolis, MN          (115,039,700)
191 One & Two ADP Plaza................................          San Ramon, CA                      --
192 One & Two Corporate Center.........................          Concord, CA                        --
193 One Bay Plaza......................................          Burlingame, CA                     --
194 One Lincoln Centre.................................          Oakbrook, IL                       --
195 One Memorial Drive.................................          Cambridge, MA             (58,856,200)
196 One Ninety One Peachtree Tower.....................          Atlanta, GA                        --
197 Peninsula Office Park..............................          San Mateo, CA             (82,601,500)
198 PeopleSoft Plaza...................................          Pleasanton, CA                     --
199 Pruneyard Office Towers............................          Campbell, CA                       --
200 Seaport Centre.....................................          Redwood City, CA                   --
201 Seaport Plaza......................................          Redwood City, CA                   --
202 Searise Office Tower...............................          Santa Monica, CA          (11,203,600)

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
152 Computer Associates Tower..........................       5,129,400        46,164,300       12,800       216,300
153 Texas Commerce Tower...............................       5,525,400        49,728,500           --       796,900
154 City Center Bellevue...............................      22,794,100        93,141,500           --       875,700
155 Prominence in Buckhead.............................       7,456,300        63,163,800           --     9,313,500
156 Prominence vacant land.............................       7,861,700                --           --       271,600
157 Palo Alto Square...................................              --        78,143,200       99,800     2,057,700
158 Metropoint II......................................       1,777,000        17,864,800           --     3,721,300
159 Centerpointe III vacant land.......................       8,168,100                --           --        16,200
160 10 Almaden.........................................      12,582,800        71,302,500           --        60,100
161 11 Canal Center....................................       1,950,000        11,050,000           --         1,500
162 110 Atrium Place...................................       6,333,300        35,888,500           --        70,000
163 120 Montgomery.....................................      17,400,000        98,600,000           --       490,800
164 125 Summer Street..................................      18,000,000       102,000,000           --     1,983,700
165 18301 Von Karman (Apple Building)..................       6,026,800        34,152,100           --       306,600
166 200 Galleria.......................................      10,282,300        58,266,300           --       106,700
167 201 California.....................................      10,519,700        59,611,400           --       200,200
168 222 Berkley Street.................................      25,593,300       145,028,900           --       256,000
169 429 Santa Monica...................................       2,523,200        14,298,300           --        16,200
170 500 Boylston Street................................      39,000,000       221,000,000           --         5,800
171 527 Madison Avenue.................................       9,154,700        51,876,500           --       769,700
172 700 North Brand....................................       5,969,700        33,828,000           --       364,400
173 99 Canal Center....................................       3,997,700        22,653,600           --        88,800
174 Bay Park Plaza I & II..............................      12,905,800        73,133,000           --       260,900
175 Bayhill Office Center..............................      24,009,700       136,054,800           --            --
176 Bayside Plaza......................................       4,108,200        23,279,900           --       144,500
177 Bixby Ranch........................................       6,450,000        36,550,000           --       105,800
178 Centerside II......................................       5,777,200        32,737,300           --       320,200
179 Commerce Park......................................              --        14,700,000           --       155,700
180 Corporate 500 Centre...............................      20,100,000       113,900,000           --       945,400
181 Crossroads.........................................       2,400,000        13,600,000           --        31,000
182 Embarcadero Place..................................      10,500,000        59,500,000           --            --
183 Exposition Centre..................................       1,200,000         6,800,000           --        28,200
184 Golden Bear Center.................................       4,500,000        25,500,000           --        47,700
185 Island Corporate Center............................       2,700,000        15,300,000           --        93,000
186 Janss Court........................................       4,350,000        24,650,000           --            --
187 Lincoln Town Center................................       4,402,900        24,950,000           --        53,000
188 Market Square......................................      33,077,100       187,436,900           --       214,900
189 Norris Tech Center.................................       5,700,000        32,300,000           --       284,400
190 Norwest Center.....................................      39,045,000       221,255,000           --            --
191 One & Two ADP Plaza................................       7,459,900        42,272,500           --       138,900
192 One & Two Corporate Center.........................       6,378,700        36,146,200           --       273,000
193 One Bay Plaza......................................       8,642,400        48,973,300           --       311,100
194 One Lincoln Centre.................................       7,350,000        41,650,000           --       261,400
195 One Memorial Drive.................................      14,861,700        84,216,400           --            --
196 One Ninety One Peachtree Tower.....................      46,500,000       263,500,000           --       106,100
197 Peninsula Office Park..............................      27,275,500       154,560,900           --       446,800
198 PeopleSoft Plaza...................................       7,038,800        39,886,600           --       113,100
199 Pruneyard Office Towers............................      16,502,200       154,783,300           --     1,113,900
200 Seaport Centre.....................................      24,000,000       136,000,000           --        75,200
201 Seaport Plaza......................................      10,132,000        16,825,300           --    15,069,700
202 Searise Office Tower...............................       4,379,700        24,818,500           --        27,800


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
152 Computer Associates Tower..........................       5,142,200        46,380,600        51,522,800
153 Texas Commerce Tower...............................       5,525,400        50,525,400        56,050,800
154 City Center Bellevue...............................      22,794,100        94,017,200       116,811,300
155 Prominence in Buckhead.............................       7,456,300        72,477,300        79,933,600
156 Prominence vacant land.............................       7,861,700           271,600         8,133,300
157 Palo Alto Square...................................          99,800        80,200,900        80,300,700
158 Metropoint II......................................       1,777,000        21,586,100        23,363,100
159 Centerpointe III vacant land.......................       8,168,100            16,200         8,184,300
160 10 Almaden.........................................      12,582,800        71,362,600        83,945,400
161 11 Canal Center....................................       1,950,000        11,051,500        13,001,500
162 110 Atrium Place...................................       6,333,300        35,958,500        42,291,800
163 120 Montgomery.....................................      17,400,000        99,090,800       116,490,800
164 125 Summer Street..................................      18,000,000       103,983,700       121,983,700
165 18301 Von Karman (Apple Building)..................       6,026,800        34,458,700        40,485,500
166 200 Galleria.......................................      10,282,300        58,373,000        68,655,300
167 201 California.....................................      10,519,700        59,811,600        70,331,300
168 222 Berkley Street.................................      25,593,300       145,284,900       170,878,200
169 429 Santa Monica...................................       2,523,200        14,314,500        16,837,700
170 500 Boylston Street................................      39,000,000       221,005,800       260,005,800
171 527 Madison Avenue.................................       9,154,700        52,646,200        61,800,900
172 700 North Brand....................................       5,969,700        34,192,400        40,162,100
173 99 Canal Center....................................       3,997,700        22,742,400        26,740,100
174 Bay Park Plaza I & II..............................      12,905,800        73,393,900        86,299,700
175 Bayhill Office Center..............................      24,009,700       136,054,800       160,064,500
176 Bayside Plaza......................................       4,108,200        23,424,400        27,532,600
177 Bixby Ranch........................................       6,450,000        36,655,800        43,105,800
178 Centerside II......................................       5,777,200        33,057,500        38,834,700
179 Commerce Park......................................              --        14,855,700        14,855,700
180 Corporate 500 Centre...............................      20,100,000       114,845,400       134,945,400
181 Crossroads.........................................       2,400,000        13,631,000        16,031,000
182 Embarcadero Place..................................      10,500,000        59,500,000        70,000,000
183 Exposition Centre..................................       1,200,000         6,828,200         8,028,200
184 Golden Bear Center.................................       4,500,000        25,547,700        30,047,700
185 Island Corporate Center............................       2,700,000        15,393,000        18,093,000
186 Janss Court........................................       4,350,000        24,650,000        29,000,000
187 Lincoln Town Center................................       4,402,900        25,003,000        29,405,900
188 Market Square......................................      33,077,100       187,651,800       220,728,900
189 Norris Tech Center.................................       5,700,000        32,584,400        38,284,400
190 Norwest Center.....................................      39,045,000       221,255,000       260,300,000
191 One & Two ADP Plaza................................       7,459,900        42,411,400        49,871,300
192 One & Two Corporate Center.........................       6,378,700        36,419,200        42,797,900
193 One Bay Plaza......................................       8,642,400        49,284,400        57,926,800
194 One Lincoln Centre.................................       7,350,000        41,911,400        49,261,400
195 One Memorial Drive.................................      14,861,700        84,216,400        99,078,100
196 One Ninety One Peachtree Tower.....................      46,500,000       263,606,100       310,106,100
197 Peninsula Office Park..............................      27,275,500       155,007,700       182,283,200
198 PeopleSoft Plaza...................................       7,038,800        39,999,700        47,038,500
199 Pruneyard Office Towers............................      16,502,200       155,897,200       172,399,400
200 Seaport Centre.....................................      24,000,000       136,075,200       160,075,200
201 Seaport Plaza......................................      10,132,000        31,895,000        42,027,000
202 Searise Office Tower...............................       4,379,700        24,846,300        29,226,000


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
152 Computer Associates Tower..........................     (2,292,700)         1988          01/07/99             40
153 Texas Commerce Tower...............................     (2,526,400)         1985          01/07/99             40
154 City Center Bellevue...............................     (4,664,700)         1987          01/28/99             40
155 Prominence in Buckhead.............................     (2,034,300)         1999          07/13/99             40
156 Prominence vacant land.............................             --           N/A          07/13/99            N/A
157 Palo Alto Square...................................     (2,603,200)    1971/1985          10/01/99             40
158 Metropoint II......................................       (837,300)         1999          04/10/00             40
159 Centerpointe III vacant land.......................             --           N/A          05/23/00            N/A
160 10 Almaden.........................................       (965,800)         1989          06/19/00             40
161 11 Canal Center....................................       (149,800)         1986          06/19/00             40
162 110 Atrium Place...................................       (489,200)         1981          06/19/00             40
163 120 Montgomery.....................................     (1,336,300)         1955          06/19/00             40
164 125 Summer Street..................................     (1,413,400)         1989          06/19/00             40
165 18301 Von Karman (Apple Building)..................       (478,900)         1991          06/19/00             40
166 200 Galleria.......................................       (792,100)         1985          06/19/00             40
167 201 California.....................................       (812,700)         1980          06/19/00             40
168 222 Berkley Street.................................     (1,963,900)         1991          06/19/00             40
169 429 Santa Monica...................................       (193,500)         1982          06/19/00             40
170 500 Boylston Street................................     (2,992,700)         1988          06/19/00             40
171 527 Madison Avenue.................................       (705,700)         1986          06/19/00             40
172 700 North Brand....................................       (481,800)         1981          06/19/00             40
173 99 Canal Center....................................       (313,600)         1986          06/19/00             40
174 Bay Park Plaza I & II..............................       (999,900)    1985-1998          06/19/00             40
175 Bayhill Office Center..............................     (1,842,400)    1982-1987          06/19/00             40
176 Bayside Plaza......................................       (315,300)         1985          06/19/00             40
177 Bixby Ranch........................................       (499,900)         1987          06/19/00             40
178 Centerside II......................................       (456,500)         1987          06/19/00             40
179 Commerce Park......................................       (203,600)         1977          06/19/00             40
180 Corporate 500 Centre...............................     (1,506,300)    1986/1990          06/19/00             40
181 Crossroads.........................................       (184,200)         1983          06/19/00             40
182 Embarcadero Place..................................       (805,700)         1984          06/19/00             40
183 Exposition Centre..................................        (93,300)         1984          06/19/00             40
184 Golden Bear Center.................................       (345,400)         1986          06/19/00             40
185 Island Corporate Center............................       (209,900)         1987          06/19/00             40
186 Janss Court........................................       (333,800)         1989          06/19/00             40
187 Lincoln Town Center................................       (337,900)         1987          06/19/00             40
188 Market Square......................................     (2,539,000)         1990          06/19/00             40
189 Norris Tech Center.................................       (450,700)    1984-1990          06/19/00             40
190 Norwest Center.....................................     (2,996,200)         1988          06/19/00             40
191 One & Two ADP Plaza................................       (574,800)    1987-1989          06/19/00             40
192 One & Two Corporate Center.........................       (499,600)    1985-1987          06/19/00             40
193 One Bay Plaza......................................       (676,100)         1979          06/19/00             40
194 One Lincoln Centre.................................       (571,600)         1986          06/19/00             40
195 One Memorial Drive.................................     (1,140,400)         1985          06/19/00             40
196 One Ninety One Peachtree Tower.....................     (3,568,200)         1991          06/19/00             40
197 Peninsula Office Park..............................     (2,094,600)    1971-1998          06/19/00             40
198 PeopleSoft Plaza...................................       (543,100)         1984          06/19/00             40
199 Pruneyard Office Towers............................     (2,100,100)    1971-1999          06/19/00             40
200 Seaport Centre.....................................     (1,842,000)         1988          06/19/00             40
201 Seaport Plaza......................................             --          2000          06/19/00             40
202 Searise Office Tower...............................       (336,400)         1975          06/19/00             40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
203 Sixty State Street.................................          Boston, MA                (80,586,000)
204 Tower 56...........................................          New York, NY              (23,249,600)
205 TransPotomac Plaza 5...............................          Alexandria, VA                     --
206 U.S. Bancorp Center................................          Minneapolis, MN                    --
207 U.S. West Dex Center...............................          Murray, UT                         --
208 Warner Park Center.................................          Woodland Hills, CA                 --
209 Washington Mutual Tower............................          Seattle, WA               (78,192,200)
210 Wells Fargo Center.................................          Sacramento, CA                     --
211 Wilshire Palisades.................................          Santa Monica, CA          (27,724,500)
212 Sunset North.......................................          Bellevue, WA                       --
213 Two Lafayette Centre...............................          Washington, DC                     --
214 World Trade Center East............................   (6)    Seattle, WA                        --
                                                                                       ---------------
  Subtotal Office Properties...........................                                $(2,883,624,600)
                                                                                       ---------------
215 Parkside Tower.....................................   (12)   Foster City, CA       $            --
216 E.J. Randolph II...................................   (12)   McLean, VA                         --
                                                                                       ---------------
  Subtotal Development Properties......................                                $            --
                                                                                       ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................   (3)    Chicago, IL               (17,053,300)   (13)
 2 Theatre District Garage.............................   (3)    Chicago, IL               (15,122,700)   (13)
 3 Adams-Wabash Garage.................................          Chicago, IL                        --
 4 517 Marquette Garage................................          Minneapolis, MN                    --
                                                                                       ---------------
  Subtotal -- Parking Facilities.......................                                $   (32,176,000)
                                                                                       ---------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................                                $            --
                                                                                       ---------------
  Investment in Real Estate............................                                $(2,915,800,600)   (14)
                                                                                       ===============

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
203 Sixty State Street.................................              --       256,000,000           --     1,002,100
204 Tower 56...........................................       6,852,700        38,831,700           --       276,100
205 TransPotomac Plaza 5...............................       2,325,000        13,175,000           --       193,100
206 U.S. Bancorp Center................................      16,500,000        93,514,400           --     4,150,300
207 U.S. West Dex Center...............................       1,725,000         9,775,000           --         2,000
208 Warner Park Center.................................       1,305,000         7,395,000           --         5,800
209 Washington Mutual Tower............................      51,000,000       289,000,000           --       163,100
210 Wells Fargo Center.................................              --       123,794,600           --       124,400
211 Wilshire Palisades.................................       9,762,900        55,323,300           --        13,700
212 Sunset North.......................................      16,949,900        78,674,700           --    11,851,500
213 Two Lafayette Centre...............................       2,641,700        26,675,600           --       155,300
214 World Trade Center East............................              --        38,567,100           --       173,000
                                                         --------------   ---------------   ----------   ------------
  Subtotal Office Properties...........................  $2,000,856,800   $14,698,144,800   $4,024,000   $675,153,000
                                                         --------------   ---------------   ----------   ------------
215 Parkside Tower.....................................  $   36,000,000   $     8,406,300   $       --   $19,765,600
216 E.J. Randolph II...................................       5,770,000                --           --       480,100
                                                         --------------   ---------------   ----------   ------------
  Subtotal Development Properties......................  $   41,770,000   $     8,406,300   $       --   $20,245,700
                                                         --------------   ---------------   ----------   ------------
  Parking Facilities:
 1 203 North LaSalle Garage............................       4,213,800        37,924,000           --     1,192,700
 2 Theatre District Garage.............................       3,752,900        33,751,600           --       441,700
 3 Adams-Wabash Garage.................................       2,525,000        22,725,300           --       315,600
 4 517 Marquette Garage................................       4,538,000        14,862,100           --         6,600
                                                         --------------   ---------------   ----------   ------------
  Subtotal -- Parking Facilities.......................  $   15,029,700   $   109,263,000   $       --   $ 1,956,600
                                                         --------------   ---------------   ----------   ------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $           --   $            --   $       --   $44,529,700
                                                         --------------   ---------------   ----------   ------------
  Investment in Real Estate............................  $2,057,656,500   $14,815,814,100   $4,024,000   $741,885,000
                                                         ==============   ===============   ==========   ============


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
203 Sixty State Street.................................              --       257,002,100       257,002,100
204 Tower 56...........................................       6,852,700        39,107,800        45,960,500
205 TransPotomac Plaza 5...............................       2,325,000        13,368,100        15,693,100
206 U.S. Bancorp Center................................      16,500,000        97,664,700       114,164,700
207 U.S. West Dex Center...............................       1,725,000         9,777,000        11,502,000
208 Warner Park Center.................................       1,305,000         7,400,800         8,705,800
209 Washington Mutual Tower............................      51,000,000       289,163,100       340,163,100
210 Wells Fargo Center.................................              --       123,919,000       123,919,000
211 Wilshire Palisades.................................       9,762,900        55,337,000        65,099,900
212 Sunset North.......................................      16,949,900        90,526,200       107,476,100
213 Two Lafayette Centre...............................       2,641,700        26,830,900        29,472,600
214 World Trade Center East............................              --        38,740,100        38,740,100
                                                         --------------   ---------------   ---------------
  Subtotal Office Properties...........................  $2,004,880,800   $15,373,297,800   $17,378,178,600
                                                         --------------   ---------------   ---------------
215 Parkside Tower.....................................  $   36,000,000   $    28,171,900   $    64,171,900
216 E.J. Randolph II...................................       5,770,000           480,100         6,250,100
                                                         --------------   ---------------   ---------------
  Subtotal Development Properties......................  $   41,770,000   $    28,652,000   $    70,422,000
                                                         --------------   ---------------   ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................       4,213,800        39,116,700        43,330,500
 2 Theatre District Garage.............................       3,752,900        34,193,300        37,946,200
 3 Adams-Wabash Garage.................................       2,525,000        23,040,900        25,565,900
 4 517 Marquette Garage................................       4,538,000        14,868,700        19,406,700
                                                         --------------   ---------------   ---------------
  Subtotal -- Parking Facilities.......................  $   15,029,700   $   111,219,600   $   126,249,300
                                                         --------------   ---------------   ---------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $           --   $    44,529,700   $    44,529,700
                                                         --------------   ---------------   ---------------
  Investment in Real Estate............................  $2,061,680,500   $15,557,699,100   $17,619,379,600
                                                         ==============   ===============   ===============


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
203 Sixty State Street.................................     (3,468,900)         1979          06/19/00             40
204 Tower 56...........................................       (530,700)         1983          06/19/00             40
205 TransPotomac Plaza 5...............................       (179,100)         1983          06/19/00             40
206 U.S. Bancorp Center................................     (1,467,500)         2000          06/19/00             40
207 U.S. West Dex Center...............................       (132,400)         1985          06/19/00             40
208 Warner Park Center.................................       (100,400)         1986          06/19/00             40
209 Washington Mutual Tower............................     (3,916,500)         1988          06/19/00             40
210 Wells Fargo Center.................................     (1,683,400)         1987          06/19/00             40
211 Wilshire Palisades.................................       (749,200)         1981          06/19/00             40
212 Sunset North.......................................     (1,801,800)         1999          06/30/00             40
213 Two Lafayette Centre...............................       (308,500)         1985          07/11/00             40
214 World Trade Center East............................       (282,500)         2000          09/08/00             40
                                                         -------------
  Subtotal Office Properties...........................  $(962,802,400)
                                                         -------------
215 Parkside Tower.....................................  $          --           N/A          06/19/00            N/A
216 E.J. Randolph II...................................             --           N/A          12/19/97            N/A
                                                         -------------
  Subtotal Development Properties......................  $          --
                                                         -------------
  Parking Facilities:
 1 203 North LaSalle Garage............................     (3,388,600)         1985          06/09/95             40
 2 Theatre District Garage.............................     (2,770,200)         1987          06/09/95             40
 3 Adams-Wabash Garage.................................     (1,967,800)         1990          08/11/97             40
 4 517 Marquette Garage................................       (603,800)         1999          04/01/99             40
                                                         -------------
  Subtotal -- Parking Facilities.......................  $  (8,730,400)
                                                         -------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $  (6,522,200)
                                                         -------------
  Investment in Real Estate............................  $(978,055,000)
                                                         =============

---------------

 (1) The aggregate cost for Federal Income Tax purposes as of December 31, 2000 was approximately $12.2 billion.

 (2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

 (3) The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or interest therein, by EOP Partnership from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by EOP Partnership at their fair values.

 (4) This Property contains 106 residential units in addition to 224,405 square feet of office space.

 (5) This Property contains 161 residential units in addition to 187,573 square feet of office space.

 (6) These properties were previously under development and have been placed into service during 2000.

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

(11) These loans are payable to Stichting Pensioenfonds voor de Gezondheid, Gaestelijke en Meatschappelljke Belangen and are subject to cross collateralization and cross default provisions.

(12) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(13) The encumbrance on the 203 North LaSalle Garage is also secured by a first lien on the Theatre District Garage.

(14) The encumbrances at December 31, 2000 include a net discount (net of accumulated amortization of approximately $1.0 million) of approximately $17.8 million.

     A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                             DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                             -----------------   -----------------   -----------------
Balance, beginning of the period...........   $13,202,539,900     $13,683,819,300     $11,041,014,100
     Additions during period:
       Acquisitions........................     4,864,975,300         391,917,800       2,556,978,300
       Improvements........................       293,710,600         297,495,500         207,093,000
     Deductions during period:
       Properties disposed of (1)..........      (722,827,600)     (1,170,692,700)       (121,266,100)
       Write-off of fully depreciated
          assets which are no longer in
          service..........................       (19,018,600)
                                              ---------------     ---------------     ---------------
  Balance, end of period...................   $17,619,379,600     $13,202,539,900     $13,683,819,300
                                              ===============     ===============     ===============

     The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                              DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------   -----------------
Balance, beginning of the period............    $(630,386,600)      $(352,258,800)      $ (64,695,100)
     Additions during period:
       Depreciation.........................     (399,768,100)       (339,751,400)       (291,213,400)
     Deductions during period:
       Properties disposed of (1)...........       33,081,100          61,623,600           3,649,700
       Write-off of fully depreciated assets
          which are no longer in service....       19,018,600
                                                -------------       -------------       -------------
  Balance, end of period....................    $(978,055,000)      $(630,386,600)      $(352,258,800)
                                                =============       =============       =============

(1) The 2000 and 1999 Properties disposed of amounts include approximately $.4 billion and $1.1 billion, respectively, of disposed assets related to the partial sale of interests in various Properties. The related accumulated depreciation on the partially sold Properties was approximately $18.7 million and $58.5 million, respectively.