Form 10-Q
period 2001-03-31
EOP OPERATING LTD PARTNERSHIP
filed 2001-05-15
CIK 1043866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
On April 30, 2001, 309,749,050 of the registrant's Units were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)                    2001            2000
------------------------------------------------------------    -----------    ------------
                                                                (UNAUDITED)
ASSETS:
  Investment in real estate.................................    $17,543,327    $17,460,534
  Developments in process...................................         81,079         70,422
  Land available for development............................         88,424         88,424
  Accumulated depreciation..................................     (1,100,273)      (978,055)
                                                                -----------    -----------
    Investment in real estate, net of accumulated
     depreciation...........................................     16,612,557     16,641,325
  Cash and cash equivalents.................................         37,610         53,256
  Tenant and other receivables (net of allowance for
    doubtful accounts of $2,563 and $1,873, respectively)...         84,648        101,784
  Deferred rent receivable..................................        222,187        207,088
  Escrow deposits and restricted cash.......................         45,131         39,832
  Investment in unconsolidated joint ventures...............      1,135,205      1,164,613
  Deferred financing costs (net of accumulated amortization
    of $25,273 and $21,756, respectively)...................         78,338         81,854
  Deferred leasing costs (net of accumulated amortization of
    $50,966 and $39,906, respectively)......................        158,779        151,178
  Prepaid expenses and other assets (net of discounts of
    $78,337 and $78,871, respectively)......................        348,843        353,323
                                                                -----------    -----------
         Total Assets.......................................    $18,723,298    $18,794,253
                                                                ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Mortgage debt (including a net discount of $(19,056) and
    $(17,825), respectively)................................    $ 2,784,255    $ 2,915,801
  Unsecured notes (including a net discount of $(3,596) and
    $(3,807), respectively).................................      5,836,404      5,836,193
  Line of credit............................................         37,500         51,000
  Accounts payable and accrued expenses.....................        418,781        497,811
  Distribution payable......................................        160,679          3,681
  Other liabilities.........................................        181,915        204,298
                                                                -----------    -----------
         Total Liabilities..................................      9,419,534      9,508,784
                                                                -----------    -----------
  Commitments and contingencies
  Minority Interests -- partially owned properties..........        198,280        197,161
                                                                -----------    -----------
  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 7,994,000
     issued and outstanding.................................        199,850        199,850
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 5,990,000 and 6,000,000 issued and outstanding,
     respectively...........................................        299,500        300,000
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,562,900
     issued and outstanding.................................        114,073        114,073
  General Partners Capital..................................         70,495         70,490
  Limited Partners Capital..................................      8,457,310      8,447,021
  Deferred compensation.....................................        (30,157)       (14,871)
  Accumulated other comprehensive loss......................         (5,587)       (28,255)
                                                                -----------    -----------
         Total Partners' Capital............................      9,105,484      9,088,308
                                                                -----------    -----------
         Total Liabilities and Partners' Capital............    $18,723,298    $18,794,253
                                                                ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)                 2001           2000
----------------------------------------------------------  ------------   ------------
REVENUES:
  Rental..................................................  $   509,135    $   358,366
  Tenant reimbursements...................................       97,321         62,983
  Parking.................................................       30,590         26,731
  Other...................................................       13,163         12,856
  Fee income..............................................        2,172          2,235
  Interest/dividends......................................       10,835          5,704
                                                            -----------    -----------
           Total revenues.................................      663,216        468,875
                                                            -----------    -----------
EXPENSES:
  Interest:
     Expense incurred.....................................      157,940        100,532
     Amortization of deferred financings costs............        1,326          1,377
  Depreciation............................................      114,566         83,889
  Amortization............................................        9,082          4,386
  Real estate taxes.......................................       76,662         57,910
  Insurance...............................................        3,307          2,740
  Repairs and maintenance.................................       65,600         47,899
  Property operating......................................       69,022         46,788
  Ground rent.............................................        3,081          2,024
  General and administrative..............................       25,639         19,651
                                                            -----------    -----------
           Total expenses.................................      526,225        367,196
                                                            -----------    -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate, extraordinary items and
  cumulative effect of a change in accounting principle...      136,991        101,679
Minority Interests -- partially owned properties..........       (3,253)          (553)
Income from investment in unconsolidated joint ventures...       15,426         11,374
Net gain on sales of real estate..........................           --          3,862
                                                            -----------    -----------
Income before extraordinary items and cumulative effect of
  a change in accounting principle........................      149,164        116,362
Extraordinary items.......................................           --           (611)
Cumulative effect of a change in accounting principle.....       (1,142)            --
                                                            -----------    -----------
Net income................................................      148,022        115,751
Put option settlement.....................................           --         (1,030)
Preferred distributions, net..............................      (10,884)       (10,697)
                                                            -----------    -----------
Net income available for Units............................  $   137,138    $   104,024
                                                            ===========    ===========
Net income available per weighted average Unit
  outstanding -- Basic....................................  $       .39    $      0.37
                                                            ===========    ===========
Weighted average Units outstanding -- Basic...............  348,476,502    281,380,638
                                                            ===========    ===========
Net income available per weighted average Unit and unit
  equivalent outstanding -- Diluted.......................  $       .39    $      0.37
                                                            ===========    ===========
Weighted average Units and unit equivalents
  outstanding -- Diluted..................................  351,400,853    283,568,648
                                                            ===========    ===========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
(DOLLARS IN THOUSANDS)                                          2001        2000
------------------------------------------------------------  ---------   ---------
Net income..................................................  $148,022    $115,751
Other comprehensive income (loss):
  Unrealized holding (losses)/gains arising during the
     period.................................................    (1,416)     27,540
  Recognition of permanent impairment on marketable
     securities.............................................    24,084          --
                                                              --------    --------
Net comprehensive income....................................  $170,690    $143,291
                                                              ========    ========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                   (DOLLARS IN THOUSANDS)                          2001           2000
------------------------------------------------------------    -----------    -----------
OPERATING ACTIVITIES:
  Net income................................................    $  148,022     $  115,751
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       124,974         89,652
    Amortization of discounts included in interest/dividend
     income.................................................          (534)            --
    Amortization of premiums/discounts on unsecured notes
     and terminated interest rate protection agreements.....         1,171            936
    Amortization of deferred revenue included in other
     income.................................................          (533)        (1,036)
    Compensation related to restricted shares issued to
     employees by Equity Office.............................         2,159          1,555
    Income from unconsolidated joint ventures...............       (15,426)       (11,374)
    Net gain on sales of real estate........................            --         (3,862)
    Extraordinary items.....................................            --            611
    Cumulative effect of a change in accounting principle...         1,142             --
    Provision for doubtful accounts.........................           755             58
    Allocation to minority interests........................         3,253            553
    Changes in assets and liabilities:
      Decrease in rents receivable..........................        16,381         11,837
      (Increase) in deferred rent receivables...............       (15,099)       (12,323)
      Decrease (increase) in prepaid expenses and other
       assets...............................................         4,698         (6,798)
      (Decrease) in accounts payable and accrued expenses...       (79,703)       (71,014)
      Increase (decrease) in other liabilities..............         1,541         (5,057)
                                                                ----------     ----------
         Net cash provided by operating activities..........       192,801        109,489
                                                                ----------     ----------
INVESTING ACTIVITIES:
  Property dispositions.....................................         8,600             --
  Payments of disposition costs for sales of real estate....            --           (358)
  Payments for capital and tenant improvements..............       (53,910)       (50,025)
  Distributions from unconsolidated joint ventures..........        24,724          6,804
  Investments in unconsolidated joint ventures..............       (21,248)        (5,026)
  Payments of lease acquisition costs.......................       (16,539)       (14,440)
  (Increase) in escrow deposits and restricted cash.........        (5,299)        (2,884)
                                                                ----------     ----------
    Net cash (used for) investing activities................       (63,672)       (65,929)
                                                                ----------     ----------
FINANCING ACTIVITIES:
  Repurchase of Units.......................................            --       (119,633)
  Proceeds from exercise of share options...................        12,572          1,510
  Redemption of Units for cash..............................            --         (3,780)
  Distributions to unitholders..............................          (487)        (2,154)
  Payment of preferred distributions........................       (10,884)       (10,884)
  Repurchase of preferred units, including transaction
    costs...................................................            --           (890)
  Distributions to minority interests in partially owned
    properties..............................................        (2,161)            --
  Proceeds from unsecured notes.............................            --        499,320
  Proceeds from lines of credit.............................     1,646,700      1,075,100
  Principal payments on mortgage debt.......................      (130,315)      (168,134)
  Principal payments on lines of credit.....................    (1,660,200)    (1,296,100)
  Payments of loan costs....................................            --         (3,877)
                                                                ----------     ----------
    Net cash (used for) financing activities................      (144,775)       (29,522)
                                                                ----------     ----------
  Net (decrease) increase in cash and cash equivalents......       (15,646)        14,038
  Cash and cash equivalents at the beginning of the
    period..................................................        53,256          2,338
                                                                ----------     ----------
  Cash and cash equivalents at the end of the period........    $   37,610     $   16,376
                                                                ==========     ==========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including capitalized
    interest of $5,027 and $5,143, respectively.............    $  183,540     $  132,470
                                                                ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Escrow deposits provided by property dispositions.........            --     $  (45,620)
                                                                ==========     ==========

                            See accompanying notes.

                       EOP OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The consolidated financial statements of EOP Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 2000 audited consolidated financial statements of EOP Partnership and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 -- BUSINESS AND FORMATION OF EOP PARTNERSHIP

     As used herein, "EOP Partnership" means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries. EOP Partnership is a subsidiary of Equity Office Properties Trust ("Equity Office"), a Maryland real estate investment trust, which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). Equity Office completed its initial public offering (the "IPO") on July 11, 1997 having sold its common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The net proceeds of the IPO were contributed to EOP Partnership in exchange for units of partnership interest ("Units"). EOP Partnership is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, developing, leasing and renovating office properties and parking facilities. Equity Office's assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through EOP Partnership. Equity Office is the general partner of EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of March 31, 2001, EOP Partnership owned or had an interest in 380 office properties (the "Office Properties") containing approximately 99.0 million rentable square feet of office space and owned nine stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 14,244 parking spaces. The weighted average occupancy for the Office Properties at March 31, 2001, was approximately 94.2%. The Office Properties are located in 103 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in central business districts ("CBDs") and 48.7% in suburban markets.

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

  Unaudited Interim Statements

     The consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all

                                  (UNAUDITED)

adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

  Reclassifications

     Certain reclassifications have been made to the previously reported 2000 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 2000 results or partners' capital.

NOTE 3 -- DISPOSITIONS

     On January 25, 2001, Warner Park Center in Woodland Hills, CA was disposed of for approximately $8.95 million to Adler Realty Advisors, Inc. and its investors. There was no gain or loss on the sale of Warner Park Center. The building consisted of 57,366 square feet and was 66.3% occupied.

NOTE 4 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, a management company and a company that provides fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                DECEMBER 31,    MARCH 31,
                   (DOLLARS IN THOUSANDS)                           2000           2001
------------------------------------------------------------    ------------    ----------
Balance Sheets:
  Real estate, net..........................................     $2,912,972     $2,928,225
  Other assets..............................................        226,183        239,267
                                                                 ----------     ----------
          Total Assets......................................     $3,139,155     $3,167,492
                                                                 ==========     ==========
  Mortgage debt.............................................     $1,335,100     $1,333,304
  Other liabilities.........................................        131,850        138,210
  Partners' and shareholders' equity........................      1,672,205      1,695,978
                                                                 ----------     ----------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................     $3,139,155     $3,167,492
                                                                 ==========     ==========
EOP Partnership's share of equity...........................     $1,002,226     $1,016,213
Net excess of cost of investments over/under the net book
  value of underlying net assets, net of accumulated
  depreciation of $18,061 and $16,905, respectively.........        132,979        148,400
                                                                 ----------     ----------
Carrying value of investments in unconsolidated joint
  ventures..................................................     $1,135,205     $1,164,613
                                                                 ==========     ==========
EOP Partnership's share of unconsolidated mortgage debt.....     $  835,873     $  834,093
                                                                 ==========     ==========

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
(DOLLARS IN THOUSANDS)                                          2001        2000
------------------------------------------------------------  ---------   --------
Statements of Operations:
  Revenues..................................................  $130,819    $71,270
                                                              --------    -------
  Expenses:
     Interest expense.......................................    25,310     10,741
     Depreciation and amortization..........................    20,980     12,072
     Operating expenses.....................................    55,643     27,978
                                                              --------    -------
          Total expenses....................................   101,933     50,791
                                                              --------    -------
  Net income before cumulative effect of a change in
     accounting principle...................................    28,886     20,479
  Cumulative effect of a change in accounting principle.....    (2,279)        --
                                                              --------    -------
  Net income................................................  $ 26,607    $20,479
                                                              ========    =======
EOP Partnership's share of net income.......................  $ 15,426    $11,374
                                                              ========    =======
EOP Partnership's share of interest expense.................  $ 16,415    $ 5,114
                                                              ========    =======
EOP Partnership's share of depreciation and amortization
  (real estate related).....................................  $ 12,677    $ 7,259
                                                              ========    =======

NOTE 5 -- MORTGAGE DEBT

     The following mortgage notes were repaid or prepaid with available cash and/or borrowings from the line of credit during the current quarter:

                                                 PAYOFF AMOUNT
DATE PAID                PROPERTY                (IN THOUSANDS)
---------       --------------------------       --------------
1/19/2001       Palo Alto Square                    $ 49,950
2/15/2001       Community Corporate Center            16,553
2/23/2001       Wachovia Center                       25,314
2/28/2001       Centerpointe I & II                   29,012
                                                    --------
                                                    $120,829
                Total
                                                    ========

NOTE 6 -- PARTNERS' CAPITAL

  Units

     The following table presents the changes in the issued and outstanding Units since January 1, 2001:

OUTSTANDING AT JANUARY 1, 2001..............................    349,027,487
Retired Units...............................................       (113,829)
Issued for property acquisitions............................          7,930
Issued to Equity Office related to Common Shares issued for
  share option exercises....................................        537,063
Restricted Units issued/cancelled, net......................        598,066
Units issued in exchange for the conversion of 10,000 Series
  B Preferred Units.........................................         14,005
Units issued to Equity Office for Common Shares issued
  through the Dividend Reinvestment Program.................          1,743
                                                                -----------
OUTSTANDING AT MARCH 31, 2001...............................    350,072,465
                                                                ===========

                                  (UNAUDITED)

  Preferred Units

     On March 29, 2001, a holder of 10,000 Series B Preferred Units exercised its right to convert its Series B Preferred Units into 14,005 Units.

  Distributions

     The following tables summarize the distributions paid or declared to unitholders and preferred unitholders during the current quarter:

                                                             DISTRIBUTION
                                                                AMOUNT
                                                               PER UNIT      DATE PAID    RECORD DATE
                                                             ------------    ---------    -----------
Units....................................................     $     0.45     4/16/2001     3/30/2001
Series A Preferred Units.................................     $  0.56125     3/15/2001      3/1/2001
Series B Preferred Units.................................     $  0.65625     2/15/2001      2/1/2001
Series C Preferred Units.................................     $0.5390625     3/15/2001      3/1/2001

NOTE 7 -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the hedge in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. EOP Partnership adopted the standard on January 1, 2001, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in connection with EOP Partnership's share of the cumulative effect of a change in accounting principle recorded on an interest rate cap in place at a property held through a joint venture.

                                  (UNAUDITED)

NOTE 8 -- EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per Unit and unit equivalent:

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)               2001           2000
------------------------------------------------------------    -----------    -----------
NUMERATOR:
  Net income available for Units before net gain on sales of real estate, extraordinary items and cumulative effect
     of a change in accounting principle....................    $   138,280    $   100,773
  Net gain on sales of real estate..........................             --          3,862
  Extraordinary items.......................................             --           (611)
  Cumulative effect of a change in accounting principle.....         (1,142)            --
                                                                -----------    -----------
Numerator for basic and diluted earnings per Unit -- net
  income available for Units and unit equivalents...........    $   137,138    $   104,024
                                                                ===========    ===========
DENOMINATOR:
  Denominator for basic earnings per Unit -- weighted
     average Units outstanding..............................    348,476,502    281,380,638
  Effect of dilutive securities:
     Units issuable upon exercise of Equity Office share
      Options, put options and restricted shares............      2,924,351      2,188,010
                                                                -----------    -----------
  Denominator for diluted earnings per Unit -- adjusted
     weighted average Units and unit equivalents
     outstanding............................................    351,400,853    283,568,648
                                                                ===========    ===========
BASIC EARNINGS AVAILABLE FOR UNITS PER WEIGHTED AVERAGE
  UNIT:
  Net income before net gain on sales of real estate,
     extraordinary items and cumulative effect of a change
     in accounting principle................................    $      0.40    $      0.36
  Net gain on sales of real estate..........................             --           0.01
  Extraordinary items.......................................             --             --
  Cumulative effect of a change in accounting principle.....          (0.01)            --
                                                                -----------    -----------
  Net income................................................    $      0.39    $      0.37
                                                                ===========    ===========
DILUTED EARNINGS AVAILABLE FOR UNITS AND UNIT EQUIVALENTS
  PER WEIGHTED AVERAGE UNITS AND UNIT EQUIVALENTS:
  Net income before net gain on sales of real estate,
     extraordinary items and cumulative effect of a change
     in accounting principle................................    $      0.39    $      0.36
  Net gain on sales of real estate..........................             --           0.01
  Extraordinary items.......................................             --             --
  Cumulative effect of a change in accounting principle.....             --             --
                                                                -----------    -----------
  Net income................................................    $      0.39    $      0.37
                                                                ===========    ===========

                                  (UNAUDITED)

     The following securities were not included in the computation of diluted earnings per Unit and unit equivalent since they would have an antidilutive effect:

                                                                           FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                        WEIGHTED AVERAGE   ---------------------------
               ANTIDILUTIVE SECURITIES                   EXERCISE PRICE        2001           2000
------------------------------------------------------  ----------------   ------------   ------------
Share options.........................................      $30.340          3,077,389             --
Share options.........................................      $30.030                 --      3,396,317
Series B Preferred Units..............................      $35.700          6,000,000      6,000,000
Warrants..............................................      $39.375          5,000,000      5,000,000
                                                                            ----------     ----------
          Total.......................................                      14,077,389     14,396,317
                                                                            ==========     ==========

NOTE 9 -- SEGMENT INFORMATION

     As discussed in Note 1, EOP Partnership's primary business is the ownership and operation of Office Properties. EOP Partnership's long-term tenants are in a variety of businesses and no single tenant is significant to EOP Partnership's business. The Property Operating Revenues generated at the Corporate and Other segment consist of revenues earned by the Parking Facilities primarily from the rental of parking spaces. The Other Revenues generated at the Corporate and Other segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments. Information related to this segment for the three months ended March 31, 2001 and 2000 is below:

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                          -----------------------------------------
                                                             OFFICE      CORPORATE
                 (DOLLARS IN THOUSANDS)                    PROPERTIES    AND OTHER    CONSOLIDATED
--------------------------------------------------------  ------------   ----------   -------------
Property Operating Revenues.............................  $   645,462    $   4,747     $   650,209
Property Operating Expenses.............................     (213,415)      (1,176)       (214,591)
                                                          -----------    ---------     -----------
  Net operating income..................................      432,047        3,571         435,618
                                                          -----------    ---------     -----------
Adjustments to arrive at net income:
  Other revenues........................................        1,133       11,874          13,007
  Interest expense(1)...................................      (52,600)    (105,340)       (157,940)
  Depreciation and amortization.........................     (118,531)      (6,443)       (124,974)
  Ground rent...........................................       (3,081)          --          (3,081)
  General and administrative............................          (47)     (25,592)        (25,639)
                                                          -----------    ---------     -----------
  Total adjustments to arrive at net income.............     (173,126)    (125,501)       (298,627)
                                                          -----------    ---------     -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures and
  cumulative effect of a change in accounting
  principle.............................................      258,921     (121,930)        136,991
Minority interests......................................       (3,253)          --          (3,253)
Income from investment in unconsolidated joint
  ventures..............................................       15,208          218          15,426
Cumulative effect of a change in accounting principle...       (1,142)          --          (1,142)
                                                          -----------    ---------     -----------
Net income..............................................  $   269,734    $(121,712)    $   148,022
                                                          ===========    =========     ===========
Capital and tenant improvements.........................  $    47,746    $   6,164     $    53,910
                                                          ===========    =========     ===========
Total Assets............................................  $18,122,318    $ 600,980     $18,723,298
                                                          ===========    =========     ===========

                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                          MARCH 31, 2000
                                                              ---------------------------------------
                                                                OFFICE      CORPORATE
                   (DOLLARS IN THOUSANDS)                     PROPERTIES    AND OTHER    CONSOLIDATED
------------------------------------------------------------  ----------    ---------    ------------
Property Operating Revenues.................................  $ 450,992     $  9,944      $ 460,936
Property Operating Expenses.................................   (152,646)      (2,691)      (155,337)
                                                              ---------     --------      ---------
  Net operating income......................................    298,346        7,253        305,599
                                                              ---------     --------      ---------
Adjustments to arrive at net income:
  Other revenues............................................      2,918        5,021          7,939
  Interest expense(1).......................................    (27,505)     (73,027)      (100,532)
  Depreciation and amortization.............................    (85,457)      (4,195)       (89,652)
  Ground rent...............................................     (2,011)         (13)        (2,024)
  General and administrative................................       (112)     (19,539)       (19,651)
                                                              ---------     --------      ---------
  Total adjustments to arrive at net income.................   (112,167)     (91,753)      (203,920)
                                                              ---------     --------      ---------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............    186,179      (84,500)       101,679
Minority interests..........................................       (438)        (115)          (553)
Income from investment in unconsolidated joint ventures.....     11,361           13         11,374
Net gain on sales of real estate............................      3,862           --          3,862
Extraordinary items.........................................       (611)          --           (611)
                                                              ---------     --------      ---------
Net income..................................................  $ 200,353     $(84,602)     $ 115,751
                                                              =========     ========      =========
Capital and tenant improvements.............................  $  45,348     $  4,677      $  50,025
                                                              =========     ========      =========

---------------
(1) Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTE 10 -- PENDING MERGER WITH SPIEKER PROPERTIES, INC.

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.2 billion in cash and issue approximately 117.7 million new EOP Partnership Units and 14.3 million new EOP Partnership preferred units in the transaction. EOP Partnership intends to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, Equity Office received a commitment for an $815 million bridge loan facility (subject to increase to $1.0 billion upon execution of the commitment by the remaining three participant banks) with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to Equity Office's credit rating.

     Following the Spieker Merger, EOP Partnership is expected to own and operate approximately 124 million square feet of office space nationwide, which includes 25 million square feet of office space attributable to Spieker. EOP Partnership is expected to acquire Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling approximately 1.7 million square feet.

                                  (UNAUDITED)

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

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

     EOP Partnership carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which EOP Partnership believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 103 Properties located in California, 19 have been built since January 1, 1988, and EOP Partnership believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

                                  (UNAUDITED)

  Commitments

     In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership ("WRALP"), EOP Partnership agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2001, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $16.3 million as of March 31, 2001.

  Contingencies

     Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner's interest by either EOP Partnership or its joint venture partner if certain conditions are met as defined in the respective joint venture agreement.

     In connection with the acquisition of certain Properties, EOP Partnership has agreed not to sell such Properties in a taxable transaction for a period of time as defined in their respective agreements, or EOP Partnership may be obligated to make additional payments to the respective sellers.

     The holders of the Wright Runstad & Company options (the "WR Holders") exercised their option to extend the date to August 13, 2001 at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will result in EOP Partnership making an equal payment to Equity Office and will be recorded as a reduction in partners' capital. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in partners' capital and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) would be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

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

NOTE 12 -- SUBSEQUENT EVENTS

1. On April 30, 2001, EOP Partnership acquired the remaining 33.3% interest in the 120 Montgomery Office Property from an unaffiliated party for approximately $23.8 million. The mortgage note encumbering the Property was prepaid. The total payoff was approximately $47.5 million, which included accrued interest of approximately $.2 million.

2. EOP Partnership has an equity investment in Broadband Office, Inc., a facilities based provider of broadband data, video and voice communication services delivered over fiber optic networks. In May 2001, Broadband Office, Inc. filed for Chapter 11 bankruptcy protection. The management of EOP Partnership believes that any potential loss in its investment in Broadband will not have a material adverse effect on the financial condition of EOP Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, without limitation, the "Market Risk" and "Developments" disclosures, which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2001. Among the factors that EOP Partnership has made assumptions are the following:

     - Future economic conditions which may have an impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels (including, without limitation, changes in macro-economic conditions and the demand for office space in California and other West Coast markets in which Spieker Properties has a substantial presence, as well as the nationwide markets in which EOP Partnership has a presence);

     - Equity Office's ability to merge successfully the operations of Spieker Properties into the Equity Office organization;

     - Prevailing interest rates;

     - Extent of any inflation on operating expenses;

     - EOP Partnership's ability to reduce various expenses as a percentage of revenues;

     - EOP Partnership's continuing ability to pay amounts due to its noteholders and preferred Unitholders before any distribution to holders of Units;

     - Costs to complete and lease-up pending developments;

     - EOP Partnership's continued access to adequate credit facilities or other debt financing on acceptable terms, including amounts required for the Spieker Merger; and

     - Demand from EOP Partnership's customers for office-related services.

     During the three months ended March 31, 2001, EOP Partnership completed the following key transactions:

     - Sold Warner Park Center for approximately $8.95 million;

     - Paid-off approximately $120.8 million of mortgage debt encumbering several Office Properties.

SPIEKER MERGER

     On February 22, 2001, Equity Office and Spieker entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Partnership will merge into EOP Partnership. The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.2 billion in cash and issue approximately
117.7 million new EOP Partnership Units and 14.3 million new EOP Partnership preferred units in the transaction. EOP Partnership intends to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, Equity Office received a commitment for an $815 million bridge loan facility (subject to increase to $1.0 billion upon execution of the commitment by the remaining three participant banks) with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit rating.

     Following the Spieker Merger, EOP Partnership is expected to own and operate approximately 124 million square feet of office space nationwide, which includes approximately 25 million square feet of office space attributable to Spieker. EOP Partnership is expected to acquire Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling approximately 1.7 million square feet.

RESULTS OF OPERATIONS

  GENERAL

     The following discussion is based primarily on the consolidated financial statements of EOP Partnership as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

     EOP Partnership receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities. During the three months ended March 31, 2001, there was an increase in overall vacancy rates and sublease space for office properties in many of Equity Office's markets due to the current slowdown in economic activity. Despite the increase in overall vacancy rates and sublease space, Equity Office's weighted average occupancy rate was substantially unchanged at 94.2% at March 31, 2001, compared to 94.6% at December 31, 2000. Market rents also have declined in certain of Equity Office's markets. Although Class A office properties, such as those owned by Equity Office, historically have outperformed Class B and Class C office properties during periods of declining economic activity, there can be no assurance that vacancy rates, sublease space and market rents will stabilize at their current levels. Further increases in overall vacancy rates and sublease space and/or further declines in market rents could adversely affect Equity Office's occupancy rate, the market rents it can charge on expiring leases and its revenues and operating results in subsequent periods.

     Below is a summary of EOP Partnership's acquisition and disposition activity since January 1, 2000. The buildings and total square feet shown include Properties EOP Partnership owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partners' share of the square feet of these Properties, EOP Partnership effectively owned 92.7 million square feet of office space as of March 31, 2001.

                                                                OFFICE PROPERTIES
                                                            -------------------------    PARKING FACILITIES
                                                                         TOTAL SQUARE    -------------------
                                                            BUILDINGS        FEET        GARAGES     SPACES
                                                            ---------    ------------    --------    -------
Properties owned as of:
January 1, 2000.........................................       294        77,015,610        20       20,506
  Acquisitions..........................................        85        20,980,290        --           --
  Developments placed in service........................         9         1,843,653        --           --
  Dispositions..........................................        (7)         (964,136)      (11)      (6,992)
  Building remeasurements...............................        --           120,577        --          730
                                                               ---        ----------       ---       ------
December 31, 2000.......................................       381        98,995,994         9       14,244
  Dispositions..........................................        (1)          (58,183)       --           --
  Building remeasurements...............................        --            44,568        --           --
                                                               ---        ----------       ---       ------
March 31, 2001 ("Total Portfolio")......................       380        98,982,379         9       14,244
                                                               ===        ==========       ===       ======

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

 COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO MARCH 31, 2000

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 288 Office Properties and nine Parking Facilities acquired or placed in service on or prior to January 1, 2000.

                                            TOTAL PORTFOLIO                             CORE PORTFOLIO
                               -----------------------------------------   -----------------------------------------
                                                     INCREASE/      %                            INCREASE/      %
(DOLLARS IN THOUSANDS)           2001       2000     (DECREASE)   CHANGE     2001       2000     (DECREASE)   CHANGE
-----------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues............  $650,209   $460,936    $189,273     41.1%   $467,563   $441,646    $25,917        5.9%
Fee income...................     2,172      2,235         (63)    (2.8)         --         --         --         --
Interest/dividend income.....    10,835      5,704       5,131     90.0         827        517        310       60.0
                               --------   --------    --------    ------   --------   --------    -------     ------
      Total revenues.........   663,216    468,875     194,341     41.4     468,390    442,163     26,227        5.9
                               --------   --------    --------    ------   --------   --------    -------     ------
Interest expense.............   157,940    100,532      57,408     57.1      32,477     30,256      2,221        7.3
Depreciation and
  amortization...............   124,974     89,652      35,322     39.4      91,302     83,259      8,043        9.7
Property operating
  expenses...................   214,591    155,337      59,254     38.1     160,056    149,565     10,491        7.0
Ground rent..................     3,081      2,024       1,057     52.2       2,733      2,024        709       35.0
General and administrative...    25,639     19,651       5,988     30.5          (8)       (17)         9      (52.9)
                               --------   --------    --------    ------   --------   --------    -------     ------
      Total expenses.........   526,225    367,196     159,029     43.3     286,560    265,087     21,473        8.1
                               --------   --------    --------    ------   --------   --------    -------     ------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate,
  extraordinary items and
  cumulative effect of a
  change in accounting
  principle..................   136,991    101,679      35,312     34.7     181,830    177,076      4,754        2.7
Minority interests...........    (3,253)      (553)     (2,700)   488.2      (1,095)      (438)      (657)     150.0
Income from investment in
  unconsolidated joint
  ventures...................    15,426     11,374       4,052     35.6      12,001     10,008      1,993       19.9
Net gain on sales of real
  estate.....................        --      3,862      (3,862)   (100.0)        --         --         --         --
Extraordinary items..........        --       (611)        611    (100.0)        --       (611)       611     (100.0)
Cumulative effect of a change
  in accounting principle....    (1,142)        --      (1,142)      --          --         --         --         --
                               --------   --------    --------    ------   --------   --------    -------     ------
Net income...................  $148,022   $115,751    $ 32,271     27.9%   $192,736   $186,035    $ 6,701        3.6%
                               ========   ========    ========    ======   ========   ========    =======     ======
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense.......  $435,618   $305,599    $130,019     42.5%   $307,507   $292,081    $15,426        5.3%
                               ========   ========    ========    ======   ========   ========    =======     ======
Net deferred rental
  revenue....................  $ 14,324   $ 12,206    $  2,118     17.4%   $  8,094   $ 11,804    $(3,710)     (31.4)%
                               ========   ========    ========    ======   ========   ========    =======     ======
Lease termination fees.......  $  6,750   $  7,228    $   (478)    (6.6)%  $  1,342   $  7,205    $(5,863)     (81.4)%
                               ========   ========    ========    ======   ========   ========    =======     ======

  Property Revenues

     The increase in property revenues in the Core Portfolio resulted from an increase in rental rates and a slight increase in occupancy. The weighted average occupancy of the Core Portfolio increased from 93.9% at January 1, 2000 to 94.1% at March 31, 2001, mainly due to tenant rollover at various Properties. Included in Property Revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although EOP

Partnership has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

  Interest/Dividend Income

     Total Portfolio interest/dividend income increased primarily as a result of a $75 million investment in May 2000 in Series A Convertible Cumulative Preferred Stock (the "HQ Series A Preferred Stock") of HQ Global Workplaces, Inc. ("HQ"). The HQ Series A Preferred Stock has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007.

  Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger, and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 46.2% from 42.3%;

     - Interest coverage ratio decreased to 2.7 times from 3.0 times; and

     - Weighted average interest rate increased to 7.5% from 7.3%.

     Core Portfolio interest expense increased from the prior period due to the financing of Park Avenue Tower and 850 Third Avenue partially offset by the paydown of mortgage debt on certain Properties. Interest expense on unsecured notes and the line of credit are not reflected in the Core Portfolio.

  Depreciation and Amortization

     Total portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

  Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of increases in utilities, primarily electricity, and repairs and maintenance. Utilities increased approximately $5.4 million consisting mostly of electricity expense and repairs and maintenance increased approximately $3.6 million primarily due to higher wages and increases in contract services. Management has noted the potential for further increases in utility costs as a result of service disruptions that have occurred in California and may occur elsewhere. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. Equity Office believes the majority of any increase in expenses will be offset, in part, by expense reimbursements from tenants.

  General and Administrative Expenses

     General and administrative expenses increased due to an increase in the number of employees at the corporate and regional offices mainly as a result of hiring additional personnel due to the Cornerstone Merger, which was anticipated, and an increase in franchise and income taxes at certain properties. Although general and administrative expenses are subject to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale may be realized with future growth, should it occur.

  Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000 and the partial sale of two Office Properties in June 2000. EOP Partnership retained an equity interest in the Office Properties that were partially sold and accounts for its remaining interests under the equity method of accounting. Prior to the sale, the results of operations of such Office Properties were consolidated.

ACCESS INCOME

     EOP Partnership generates additional income by providing its tenants with access to services and by investments in companies that provide tenant services. Below is a table summarizing this income:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                   MARCH 31,
                                                                ----------------
                   (DOLLARS IN THOUSANDS)                        2001      2000
------------------------------------------------------------    ------    ------
REVENUES:
OTHER INCOME
  Access services(1)........................................    $3,238    $2,034
  Amortization of deferred revenue(2).......................       533     1,036
INTEREST/DIVIDEND INCOME
  HQ Global Workplaces, Inc.................................     3,084        --
INCOME FROM UNCONSOLIDATED JOINT VENTURES
  Regus Equity Business Centers(3)..........................       432      (376)
  Access Services...........................................       327       129
                                                                ------    ------
  Total Access Income.......................................    $7,614    $2,823
                                                                ======    ======

---------------
(1) Amounts reflected for Access services include income from the following:
    Telecom, Adcom, ATMs, Equity Health Clubs, Book Fairs and Vending.

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

(3) EOP Partnership indirectly owns a 50% membership interest in this joint venture. The joint venture provides fully furnished offices under short-term, flexible rental agreements to prospective tenants seeking this type of office space.

PROPERTY DISPOSITIONS

     EOP Partnership has disposed or partially disposed of the following office properties and parking facilities since January 1, 2000:

 YEAR                       OFFICE PROPERTIES                                      PARKING FACILITIES(3)
 ----   --------------------------------------------------------- -------------------------------------------------------
2001... Warner Park Center
2000... Bank of America Tower(1)     Agoura Hills Business Park   1111 Sansom Street Garage   Capital Common Garage
        Sarasota City Center         Westlake Spectrum Center I & 15th & Sansom Street        Forbes and Allies Garage(4)
        Media Center(2)              II                           1602-34 Chancellor Garage   Juniper/Locust Garage
        Park Plaza                   Westwood Business Centre     1616 Sansom Street Garage   Milwaukee Center Garage
                                     500 Marquette Building       Boston Harbor Garage        Riverfront Center

---------------
(1) This Office Property was partially sold. EOP Partnership accounts for its remaining interest in this Office Property under the equity method of accounting.

(2) Media Center was a development site.

(3) These 11 parking facilities were disposed of on May 17, 2000.

(4) Consists of two parking facilities.

     Below is a summary of the results of these properties through their respective disposition dates:

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                --------------------
                   (DOLLARS IN THOUSANDS)                       2001          2000
------------------------------------------------------------    -----       --------
Property revenues...........................................    $236        $19,214
Interest income.............................................       2             11
                                                                ----        -------
       Total revenues.......................................     238         19,225
                                                                ----        -------
Interest expense............................................      --            127
Depreciation and amortization...............................       8          3,949
Property operating expenses.................................     (92)         5,571
General and administrative..................................       4            128
                                                                ----        -------
       Total expenses.......................................     (80)         9,775
                                                                ----        -------
Income before allocation to minority interests and net gain
  on sales of real estate...................................     318          9,450
Minority interest -- partially owned properties.............      --           (115)
Net gain on sales of real estate............................      --          3,862
                                                                ----        -------
Net income..................................................    $318        $13,197
                                                                ====        =======
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense......................................    $328        $13,643
                                                                ====        =======

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

  Debt Financing

     The table below summarizes the mortgage debt, unsecured notes and the line of credit indebtedness at March 31, 2001 and December 31, 2000, including a net unamortized discount on mortgage debt of $(19,056) and $(17,825), respectively, and a net unamortized discount on unsecured notes of $(3,596) and $(3,807), respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

                                                                MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS)                                             2001              2000
------------------------------------------------------------    ----------       ------------
DEBT SUMMARY:
Balance
  Fixed rate................................................    $8,537,314        $8,618,517
  Variable rate.............................................       120,845           184,477
                                                                ----------        ----------
          Total.............................................    $8,658,159        $8,802,994
                                                                ==========        ==========
Percent of total debt:
  Fixed rate................................................          98.6%             97.9%
  Variable rate.............................................           1.4%              2.1%
                                                                ----------        ----------
          Total.............................................         100.0%            100.0%
                                                                ==========        ==========
Effective interest rate at end of period:
  Fixed rate................................................           7.5%              7.5%
  Variable rate.............................................           6.3%              7.7%
                                                                ----------        ----------
          Effective interest rate...........................           7.5%              7.5%
                                                                ==========        ==========

     The variable rate debt bears interest at an interest rate based on various spreads over LIBOR.

MORTGAGE DEBT

     As of March 31, 2001, total mortgage debt (excluding EOP Partnership's share of unconsolidated mortgage debt of approximately $835.9 million) consisted of approximately $2.7 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $83.3 million of variable rate debt based on various spreads over LIBOR. EOP Partnership's mortgage debt at March 31, 2001 will mature as follows:

                          (Dollars in thousands)
--------------------------------------------------------------------------
2001........................................................    $   28,447
2002........................................................       177,504
2003........................................................       200,300
2004........................................................       325,446
2005........................................................       527,675
Thereafter..................................................     1,543,939
                                                                ----------
Subtotal....................................................     2,803,311
Net discount (net of accumulated amortization of $3.3
  million)..................................................       (19,056)
                                                                ----------
          Total.............................................    $2,784,255
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

LINE OF CREDIT

     EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000 (the "Line of Credit"). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. As of May 4, 2001, there was approximately $192.1 million outstanding on the Line of Credit.

     Equity Office has guaranteed the outstanding obligation under the Line of Credit.

UNSECURED NOTES

     The table below summarizes EOP Partnership's unsecured notes outstanding as of March 31, 2001:

      TERM (IN YEARS)          MATURITY DATE      AMOUNT           NET PROCEEDS    STATED RATE    EFFECTIVE RATE(1)
      ---------------          -------------    ----------         ------------    -----------    -----------------
                                                    (Dollars in thousands)
3..........................       1/15/02       $  200,000          $  198,593        6.38%             6.62%
4..........................       2/15/02          250,000(2)          252,225        6.38%             6.30%
5..........................       2/15/03          300,000             294,120        6.38%             6.76%
3..........................      11/15/03          400,000             397,874        7.38%             7.55%
5..........................       1/15/04          300,000             297,034        6.50%             6.71%
6..........................       6/15/04          250,000             247,269        6.50%             6.68%
7..........................        9/1/04           30,000              29,960        7.24%             7.26%
7..........................       2/15/05          400,000             388,089        6.63%             7.02%
8..........................        9/1/05           50,000              48,705        7.36%             7.69%
6..........................       3/15/06          500,000             493,531        8.38%             8.59%
9..........................        9/1/06           50,000              48,624        7.44%             7.74%
9..........................       6/15/07          300,000             299,957        6.76%             6.76%
10.........................        9/1/07           50,000              48,584        7.41%             7.70%
7..........................      11/15/07          600,000             593,374        7.75%             7.91%
10.........................       2/15/08          300,000             291,655        6.75%             7.01%
8..........................      11/15/08          325,000(3)          314,594        7.25%             7.64%
10.........................       1/15/09          500,000             493,942        6.80%             6.94%
10.........................        8/1/10          360,000             356,213        8.10%             8.22%
20.........................       2/15/18          250,000             234,881        7.25%             7.54%
30.........................       6/15/28          225,000             221,138        7.25%             7.31%
30.........................       4/19/29          200,000             196,842        7.50%             7.55%
                                                ----------          ----------        -----             -----
          Subtotal..........................     5,840,000          $5,747,204        7.16%             7.35%
                                                                    ==========        =====             =====
          Net discount (net of accumulated
            amortization $.5 million).......        (3,596)
                                                ----------
          Total.............................    $5,836,404
                                                ==========

---------------
(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) The notes are subject to mandatory redemption and a remarketing agreement in 2002 but do not mature until 2012.

(3) These notes are exchangeable into Common Shares at an exchange price of $34.00 per share, which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Shares. The notes were issued by EOP Partnership and are guaranteed by Equity Office. Upon exchange of a $1,000 note for common shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis.

     EOP Partnership filed a shelf registration statement, which was declared effective by the SEC on August 31, 2000, relating to the issuance from time to time of up to an additional $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined and at the time of the offering. In November 2000, EOP Partnership issued $1.0 billion of unsecured notes under this registration statement.

  Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and the Line of Credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of Equity Office's Common Shares and EOP Partnership's Units (exclusive of Units owned by Equity Office) during 2001 is as follows:

                                                          COMMON SHARES      UNITS          TOTAL
                                                          -------------    ----------    -----------
Outstanding at January 1, 2001........................     306,966,596     42,060,891    349,027,487
  Units exchanged for Common Shares...................         898,746       (898,746)            --
  Share options exercised.............................         537,063             --        537,063
  Restricted shares issued/cancelled, net.............         598,066             --        598,066
  Common Shares issued in exchange for the conversion
     of 10,000 Series B Preferred Shares..............          14,005             --         14,005
  Common Shares issued through the Dividend
     Reinvestment Program.............................           1,743             --          1,743
  Units retired.......................................              --       (113,829)      (113,829)
Units issued in the final reproration of a property
  acquisition.........................................              --          7,930          7,930
                                                           -----------     ----------    -----------
Outstanding at March 31, 2001.........................     309,016,219     41,056,246    350,072,465
                                                           ===========     ==========    ===========

INVESTMENT IN SECURITIES

     EOP Partnership owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of common or preferred stock, vested and unvested warrants to acquire common stock and an interest in a limited liability company. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of March 31, 2001:

                             SQUARE FEET                         CAPITAL       SHARES       WARRANTS        BOOK
COMPANY                    (IN MILLIONS)(B)       SYMBOL       INVESTMENT    RECEIVED(C)   RECEIVED(C)    VALUE(D)
-------                    ----------------   --------------   -----------   -----------   -----------   -----------
                                                               (Dollars in                               (Dollars in
                                                               thousands)                                thousands)
Allied Riser Communication
  Corp. ..................        94               ARCC         $  2,199      2,688,520        90,224     $  4,400
Broadband Office, Inc.....        58          Privately Held       3,525      2,656,609            --        5,014
Captivate Network, Inc....        72          Privately Held      10,164      2,287,169     2,406,781       20,530
Cypress Communications....        17               CYCO              829        828,950       919,581          390
HQ Global Workplace.......        --          Privately Held      85,181      1,839,497       555,911       85,181
Constellation Real
  Technologies............        --          Privately Held       2,749             --            --        2,749
CenterBeam, Inc.(a).......        --          Privately Held       7,000        664,767        31,160        7,000
                                                                --------     ----------     ---------     --------
       Total..............                                      $111,647     10,965,512     4,003,657     $125,264
                                                                ========     ==========     =========     ========

---------------
(a) EOP Partnership obtained $7.0 million of series C preferred stock of CenterBeam, a provider of subscription based computing services. In addition, EOP Partnership entered into a marketing services agreement for which EOP Partnership may receive CenterBeam warrants for promotion and referral of tenants to CenterBeam.

(b) The Square Feet (in millions) represents the portion of EOP Partnership's portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These square footage amounts are subject to change upon the signing of additional licensing agreements. As of March 31, 2001, approximately 84% of EOP Partnership's portfolio was wired and operational by at least one of EOP Partnership's strategic telecommunications providers.

(c) Common/preferred shares and warrants received may include amounts allocable to joint venture partners. EOP Partnership may earn additional common/preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(d) EOP Partnership's investments in publicly traded companies are adjusted to reflect their current market values. EOP Partnership's investments in privately held entities were recorded at estimated fair values when the investment was made.

MARKET RISK

     Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in EOP Partnership's Form 10-K for the year ended December 31, 2000.

CAPITAL EXPENDITURES AND TENANT IMPROVEMENTS

     Capital expenditures are categorized as follows:

     - Non-recurring capital improvements -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the Property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);

     - Recurring capital expenditures -- capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment);

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

     The table below details the amounts incurred for each type of expenditure:

                                                          FOR THE THREE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT AMOUNTS)          MARCH 31, 2001
------------------------------------------------------    --------------------------
CAPITAL EXPENDITURES:
Development costs.................................                 $10,656
Non-recurring capital improvements................                 $ 5,135
Recurring capital expenditures....................                 $ 4,983
Recurring capital expenditures per weighted average
  square foot.....................................                 $   .05
TENANT IMPROVEMENTS AND LEASING COMMISSIONS:
(The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid which is a more useful measure of the total Tenant
Improvements and Leasing Commissions cost for the period presented).
Revenue enhancing.................................                 $ 6,395
Per square foot leased............................                 $ 21.76
Non-revenue enhancing:
  Non-revenue enhancing -- renewals...............                 $13,758
  Per square foot leased..........................                 $ 11.05
  Non-revenue enhancing -- retenanted.............                 $23,065
  Per square foot leased..........................                 $ 13.37
                                                                   -------
Total non-revenue enhancing.......................                 $36,823
Per square foot leased............................                 $ 12.40

DEVELOPMENTS

     EOP Partnership currently owns several Properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the credit facility. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. The Properties under development as of March 31, 2001 are as follows:

                                                                                            EOP PARTNERSHIP'S
                                                                              ---------------------------------------------
                        ESTIMATED                                                           COSTS                   TOTAL
                        PLACED IN                                             EFFECTIVE    INCURRED     TOTAL      PROJECT
                         SERVICE                       NUMBER OF    SQUARE    OWNERSHIP     AS OF     ESTIMATED   ESTIMATED
     WHOLLY-OWNED        DATE(A)        LOCATION       BUILDINGS     FEET     PERCENTAGE   3/31/01    COSTS(A)      COST
----------------------  ---------   -----------------  ---------   ---------  ----------   --------   ---------   ---------
                                                                                         (Dollars in thousands)
Parkside Towers(b)....   4Q/2001    Foster City, CA        2         398,000     100%      $ 72,923   $132,100    $132,100
EJ Randolph II........   2Q/2002    McLean, VA             1         122,000     100%         8,156     35,700      35,700
                                                          --       ---------               --------   --------    --------
                                                           3         520,000               $ 81,079   $167,800    $167,800
                                                          ==       =========               ========   ========    ========


                         CURRENT
                        PERCENTAGE
     WHOLLY-OWNED         LEASED
----------------------  ----------

Parkside Towers(b)....      96%
EJ Randolph II........     100%
                           ---
                            97%
                           ===

                                                                                      EOP PARTNERSHIP'S
                                                                              ---------------------------------
                                                                                            COSTS
                        ESTIMATED                                             EFFECTIVE    INCURRED                 TOTAL
                        PLACED IN                                             OWNERSHIP     AS OF       TOTAL      PROJECT
WILSON/ EQUITY OFFICE    SERVICE                       NUMBER OF    SQUARE    PERCENTAGE   3/31/01    ESTIMATED   ESTIMATED
   DEVELOPMENTS(C)       DATE(D)        LOCATION       BUILDINGS     FEET        (D)         (D)      COSTS(D)     COST(E)
---------------------   ---------   -----------------  ---------   ---------  ----------   --------   ---------   ---------
                         4Q/2001
San Rafael Corporate         and
  Center..............   3Q/2003    San Rafael, CA         5         388,000      80%      $ 30,720   $113,200    $141,500
Foundry Square (fka
  First and             2Q/2002 -
  Howard)(f)..........   3Q/2003    San Francisco, CA      4       1,260,000     (f)         37,099    249,000     436,200
Ferry Building(g).....   3Q/2002    San Francisco, CA      1         242,000      80%        11,117     66,000      82,400
Concar(h).............   4Q/2002    San Mateo, CA          2         207,000      80%         5,270     52,100      65,100
                                                          --       ---------               --------   --------    --------
                                                          12       2,097,000                 84,206    480,300     725,200
                                                          --       ---------               --------   --------    --------
Grand Total/Weighted Average                              15       2,617,000               $165,285   $648,100    $893,000
                                                          ==       =========               ========   ========    ========


                         CURRENT
WILSON/ EQUITY OFFICE   PERCENTAGE
   DEVELOPMENTS(C)        LEASED
---------------------   ----------
San Rafael Corporate
  Center..............       0%
Foundry Square (fka
  First and
  Howard)(f)..........      42%
Ferry Building(g).....       0%
Concar(h).............      99%
                           ---
                            35%
                           ---
Grand Total/Weighted A      47%
                           ===

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

(b) Parkside Towers is 96% leased to Inktomi, however, Inktomi has notified EOP Partnership that it does not intend to take occupancy of the building. Inktomi remains obligated for this lease and is currently marketing the property for sublease.

(c) EOP Partnership and Wilson Investors ("WI") entered into a joint venture agreement to form Wilson/Equity Office ("W/EO") for the purpose of developing, constructing, leasing and managing developments. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership will loan up to $25 million to WI for its required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of 3/31/01 is approximately $8.4 million.

    EOP Partnership has created or anticipates creating joint ventures with W/EO, and in certain cases, unaffiliated third parties for the development properties included herein. The costs for these developments will be funded by EOP Partnership and W/EO in a 60%/40% ratio and in some cases by third parties as described within each developments' respective operating agreement. The Board of Trustees has also authorized Equity Office to negotiate and enter into an agreement with W/EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing 36 months after initial funding (or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unrelated third-party investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/EO Operating Agreement, EOP Partnership is entitled to purchase the W/EO interest in each development subsequent to project stabilization.

(d) The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Effective Ownership Percentage represents EOP Partnership's direct interest in the development and its 49.9% interest in W/EO. EOP Partnership's Costs Incurred as of March 31, 2001 and Total Estimated Costs are based on EOP Partnership's Effective Ownership Percentage. The remaining ownership interest/costs are owned/funded by WI through its investment in W/EO and on certain developments with unaffiliated third parties.

(e) Total Project Estimated Costs represent 100% of the estimated costs including EOP Partnership's, WI's and any unaffiliated third party's portions. These costs are subject to change upon or prior to the completion of the development and include amounts required to tenant the Property.

(f) Foundry Square is a project with four sites, each of which has a separate joint venture structure. EOP Partnership's Effective Ownership Percentages are approximately 64%, 68%, 40% and 40%, for Sites I through IV, respectively.

(g) Under the terms of the lease for the property, the lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the lessee (8% prior to project stabilization). Other partners may share in excess cash flow, if any.

(h) Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee, calculated at 25.7% of proceeds prior to a 14% cumulative return (18% after 2018) and 20.7% thereafter.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the hedge in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. Equity Office adopted the standard on January 1, 2001, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in connection with Equity Office's share of the cumulative effect of a change in accounting principle recorded on an interest rate cap in place at a property held through a joint venture.

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

     The following table reflects the calculation of Funds from Operations for the three months ended March 31, 2001 and 2000, respectively:

                                                                       FOR THE
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                   (DOLLARS IN THOUSANDS)                         2001         2000
------------------------------------------------------------    ---------    --------
Income before allocation to minority interests, income from
  Investment in unconsolidated joint ventures, net gain on
  sales of real estate, extraordinary items and cumulative
  effect of a change in accounting principle................    $ 136,991    $101,679
Add (deduct):
  Income allocated to minority interests for partially owned
     properties.............................................       (3,253)       (553)
  Income from investment in unconsolidated joint ventures...       15,426      11,374
  Depreciation and amortization (real estate related)
     (including EOP Partnership's share of unconsolidated
     joint ventures)........................................      134,311      94,786
  Put option settlement.....................................           --      (1,030)
  Preferred distributions...................................      (10,884)    (10,697)
                                                                ---------    --------
Funds from Operations(1)....................................      272,591     195,559
  Less deferred rental revenue..............................      (14,985)    (12,707)
  Plus deferred rental expense..............................          661         501
                                                                ---------    --------
Adjusted Funds from Operations..............................    $ 258,267    $183,353
                                                                =========    ========
Cash Flow Provided By (Used For):
  Operating Activities......................................    $ 192,801    $109,489
  Investing Activities......................................    $ (63,672)   $(65,929)
  Financing Activities......................................    $(144,775)   $(29,522)
Ratio of earnings to combined fixed charges and preferred
  share distributions.......................................          1.8         1.8

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in EOP Partnership's Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
          NO.                                          DESCRIPTION
        -------                                        -----------
           2.3                 Agreement and Plan of Merger, dated February 23, 2001, among
                               Equity Office, EOP Partnership, Spieker Properties, Inc. and
                               Spieker, L.P. (incorporated herein by reference to Exhibit
                               2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001), including Exhibits D-I and K
                               thereto. The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.
          10.1                 Bridge Facility Commitment Letter
          10.2                 Fee Letter for Bridge Loan Facility dated May 11, 2001
          12.1                 Statement of computation of earnings to combined fixed
                               charges and preferred share distributions.

     (b) Reports on Form 8-K

     On February 28, 2001, EOP Partnership filed a Current Report on Form 8-K,
Item 9, dated February 27, 2001, containing information included in a presentation made on behalf of Equity Office by Richard Kincaid, Executive Vice President and Chief Financial Officer of Equity Office.

     On March 9, 2001, EOP Partnership filed a Current Report on Form 8-K, Item 5 dated February 22, 2001, in connection with the announced merger agreement with Spieker Properties, Inc.

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

                                        EOP OPERATING LIMITED PARTNERSHIP

                                        By: EQUITY OFFICE PROPERTIES TRUST
                                           its general partner

Date: May 15, 2001                      By:      /s/ STANLEY M. STEVENS
                                           -------------------------------------
                                                    Stanley M. Stevens
                                                 Executive Vice President,
                                             Chief Legal Counsel and Secretary

Date: May 15, 2001                      By:      /s/ RICHARD D. KINCAID
                                           -------------------------------------
                                                    Richard D. Kincaid
                                                 Executive Vice President,
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                          DESCRIPTION
        -------                                        -----------
           2.3                 Agreement and Plan of Merger, dated February 23, 2001, among
                               Equity Office, EOP Partnership, Spieker Properties, Inc. and
                               Spieker, L.P. (incorporated herein by reference to Exhibit
                               2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001), including Exhibits D-I and K
                               thereto. The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.
          10.1                 Bridge Facility Commitment Letter
          10.2                 Fee Letter for Bridge Loan Facility dated May 11, 2001
          12.1                 Statement of computation of earnings to combined fixed
                               charges and preferred share distributions.