Form 10-K/A
period 2000-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2001-06-06
CIK 1043866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Equity Office Properties Trust's proxy statement for the annual shareholders' meeting to be held in 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EOP OPERATING LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1     Business....................................................    3
Item 2     Properties..................................................   11
Item 3     Legal Proceedings...........................................   23
Item 4     Submission of Matters to a Vote of Security Holders.........   23
PART II.
Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................   24
Item 6     Selected Financial Data.....................................   25
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   29
Item 7A    Quantitative and Qualitative Disclosure About Market Risk...   49
Item 8     Financial Statements and Supplementary Data.................   50
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   92
PART III.
Item 10    Directors and Executive Officers of the Registrant..........   92
Item 11    Executive Compensation......................................   92
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   92
Item 13    Certain Relationships and Related Transactions..............   92
PART IV.
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   93

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

     Management of Equity Office considers various factors when evaluating potential acquisition properties. These factors include:

     - the attractiveness of the property to existing and potential tenants;
     - the likelihood and relative attractiveness of competitive supply;
     - the anticipated demand for space in the local market;
     - the creditworthiness and diversity of risk in the current rent roll;
     - the ability to acquire the asset at an attractive going-in yield as well as the potential to increase operating income over time by renewing leases for increasing rents;
     - the physical condition of the acquisition property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;
     - the ability to operate the property with a competitive cost structure;
       and
     - the property's location in one of Equity Office's strategic target markets; thereby creating an opportunity for operating efficiencies.

     In determining whether to enter into a new development, most of the foregoing factors are considered as well as the additional risks of development, including the following:

     - The extent of lease-up risk in the context of the demand/supply characteristics of the local market;
     - the ability to minimize construction risks; and
     - the quality of local development partners, if any.

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

                             PENDING SPIEKER MERGER

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.2 billion in cash and issue approximately 117.7 million new EOP Partnership units and 14.3 million new EOP Partnership preferred units in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit ratings. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Spieker Merger, EOP Partnership is expected to own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

                               FINANCING POLICIES

     Equity Office conducts substantially all of its investment and financing activities through EOP Partnership. To date, Equity Office has financed its investments through a combination of equity (which may be issued by either Equity Office or EOP Partnership) as well as secured and unsecured debt. The terms of EOP Partnership's line of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to total asset ratios, debt service coverage ratios, unsecured debt to unencumbered assets ratio as well as other limitations. In addition, Equity Office has obtained investment grade credit ratings on its senior unsecured debt from each of Standard & Poors, Fitch and Moodys. Equity Office objectives are to manage its financial position so as to continue to maintain these investment grade credit ratings of EOP Partnership. The majority of Equity Office's outstanding debt has a fixed interest rate, which minimizes the risk of fluctuating interest rates. Equity Office, utilizes certain derivative financial instruments, at times, to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation.

     In addition, Equity Office's current intent is to maintain a Debt to Market Capitalization Ratio of no more than 55%. Equity Office's Debt-to Market Capitalization Ratio is equal to the total debt of Equity Office as a percentage of the sum of (a) the market value of outstanding Common Shares and Units, (b) the liquidation value of the Preferred Shares and (c) the total debt. Equity Office, however, may from time to time re-evaluate this policy and decrease or increase such ratio in light of then current economic conditions, relative costs to Equity Office of debt and equity capital, market value of its Properties, growth and acquisition opportunities and other factors. There is no limit on the Debt to Market Capitalization Ratio imposed by either Equity Office's Declaration of Trust or Bylaws or the EOP Partnership Agreement.

     To the extent that the Board of Trustees of Equity Office determines to obtain additional capital, Equity Office may elect to issue equity securities or cause EOP Partnership to issue additional Units or debt securities, or to retain earnings (subject to the provisions of the Code requiring distributions of taxable income to maintain REIT status), or to dispose of Properties, or a combination of these methods. Under the terms of the EOP Partnership Agreement, the net proceeds of all equity capital raised by Equity Office will be contributed to EOP Partnership in exchange for additional interests in the EOP Partnership.

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

     As of December 31, 2000, we have more than 2.7 million square feet of projects in our development pipeline, of which approximately .5 million square feet is currently anticipated to be placed in service in the fourth quarter of 2001 and the remainder in 2002 and 2003. We have continued to prudently pursue projects with local development experts where customer need is evident and market conditions warrant.

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

                             ENVIRONMENTAL EXPOSURE

     Equity Office, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by Equity Office with existing laws has not had a material adverse effect on Equity Office's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, Equity Office cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

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
                                            =====          =====         ======

---------------

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 2000, multiplied by 12. Annualized Rent Per Occupied Square Foot is annualized rent divided by occupied square feet at December 31, 2000. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates.

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

LEASE EXPIRATION
(AS OF 12/31/00)

                             2001 AND
                             MONTH TO
                              MONTH           2002           2003           2004           2005           2006           2007
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
BOSTON
Square Feet(1)...........     1,313,959      1,465,425      1,618,016      1,183,704      1,619,992        647,696      1,178,641
% Square Feet(2).........         10.1%          11.2%          12.4%           9.1%          12.4%           5.0%           9.0%
Annualized Rent(3).......    43,464,097     45,827,450     58,210,458     40,339,380     54,112,876     17,912,753     40,289,520
Number of Leases.........           138            143            117            112            120             29             46
Rent Per Square
 Foot(3).................  $      33.08   $      31.27   $      35.98   $      34.08   $      33.40   $      27.66   $      34.18
CHICAGO
Square Feet(1)...........       800,488      1,026,776      2,014,652      1,212,961      1,426,991        763,016        454,207
% Square Feet(2).........          7.2%           9.2%          18.0%          10.8%          12.8%           6.8%           4.1%
Annualized Rent(3).......    19,343,185     28,941,912     62,872,108     31,898,641     34,129,006     19,253,691     11,421,425
Number of Leases.........           178            163            188            125            100             55             30
Rent Per Square
 Foot(3).................  $      24.16   $      28.19   $      31.21   $      26.30   $      23.92   $      25.23   $      25.15
SAN FRANCISCO
Square Feet(1)...........       773,668        718,681        576,704        858,104      1,057,248        486,603        801,140
% Square Feet(2).........         11.7%          10.8%           8.7%          12.9%          15.9%           7.3%          12.1%
Annualized Rent(3).......    23,525,209     23,624,482     19,389,706     33,470,315     41,318,539     18,790,444     29,678,153
Number of Leases.........            88             92             73             78             61             29             17
Rent Per Square
 Foot(3).................  $      30.41   $      32.87   $      33.62   $      39.00   $      39.08   $      38.62   $      37.04
NEW YORK
Square Feet(1)...........       502,462        245,954        212,367        114,731        230,667        443,441         72,780
% Square Feet(2).........         10.1%           4.9%           4.3%           2.3%           4.6%           8.9%           1.5%
Annualized Rent(3).......    29,674,755      8,824,363      9,187,635      5,615,145      9,091,024     19,862,074      2,940,619
Number of Leases.........            21             16             22             17             12              9              6
Rent Per Square
 Foot(3).................  $      59.06   $      35.88   $      43.26   $      48.94   $      39.41   $      44.79   $      40.40
SEATTLE
Square Feet(1)...........       688,574        651,875      1,737,403        940,811      1,134,784        370,279        262,367
% Square Feet(2).........          9.1%           8.6%          23.0%          12.4%          15.0%           4.9%           3.5%
Annualized Rent(3).......    16,959,720     16,680,118     46,025,855     26,547,456     35,062,082      8,940,842      7,057,774
Number of Leases.........           123             89            117             72            100             18             14
Rent Per Square
 Foot(3).................  $      24.63   $      25.59   $      26.49   $      28.22   $      30.90   $      24.15   $      26.90
WASHINGTON D.C.
Square Feet(1)...........       375,696      1,448,609        582,372        436,816        791,253        265,802        526,080
% Square Feet(2).........          6.5%          25.1%          10.1%           7.6%          13.7%           4.6%           9.1%
Annualized Rent(3).......    11,107,952     39,481,342     17,951,703     13,185,215     27,001,890      9,271,772     12,610,413
Number of Leases.........            60             63             47             38             60             26             17
Rent Per Square
 Foot(3).................  $      29.57   $      27.25   $      30.83   $      30.18   $      34.13   $      34.88   $      23.97
ATLANTA
Square Feet(1)...........     1,022,402        757,420        896,664      1,372,749        469,761      1,063,172        234,632
% Square Feet(2).........         13.1%           9.7%          11.4%          17.5%           6.0%          13.6%           3.0%
Annualized Rent(3).......    22,502,408     17,308,289     18,810,675     26,528,265     10,780,386     25,407,767      4,759,569
Number of Leases.........           125             98             81             61             58             17             10
Rent Per Square
 Foot(3).................  $      22.01   $      22.85   $      20.98   $      19.32   $      22.95   $      23.90   $      20.29
SAN JOSE
Square Feet(1)...........       475,865        129,951        194,313        254,556        689,884         69,538        415,378
% Square Feet(2).........         17.5%           4.8%           7.1%           9.3%          25.3%           2.6%          15.3%
Annualized Rent(3).......    10,867,898      4,332,264      7,555,396      9,385,323     19,075,046      2,187,500     19,453,743
Number of Leases.........            45             36             28             29             32              7              8
Rent Per Square
 Foot(3).................  $      22.84   $      33.34   $      38.88   $      36.87   $      27.65   $      31.46   $      46.83
LOS ANGELES
Square Feet(1)...........       357,836        253,795        380,261        293,188        369,763        430,377        596,757
% Square Feet(2).........          8.4%           6.0%           8.9%           6.9%           8.7%          10.1%          14.0%
Annualized Rent(3).......    11,964,619      7,504,059     10,213,477      8,738,858     10,382,751     12,475,110     20,564,657
Number of Leases.........            61             45             53             37             52             14             13
Rent Per Square
 Foot(3).................  $      33.44   $      29.57   $      26.86   $      29.81   $      28.08   $      28.99   $      34.46
DENVER
Square Feet(1)...........       750,472        576,871        408,095        336,540        503,148        264,915        484,851
% Square Feet(2).........         18.0%          13.8%           9.8%           8.1%          12.0%           6.3%          11.6%
Annualized Rent(3).......    15,283,072     12,073,126      8,238,072      7,507,760     11,881,401      5,830,241      8,668,756
Number of Leases.........           122             74             68             46             64             14             17
Rent Per Square
 Foot(3).................  $      20.36   $      20.93   $      20.19   $      22.31   $      23.61   $      22.01   $      17.88
ALL OTHERS
Square Feet(1)...........     3,681,978      4,151,788      4,014,267      4,081,499      3,413,738      2,607,557      1,156,936
% Square Feet(2).........         11.9%          13.5%          13.0%          13.2%          11.1%           8.5%           3.8%
Annualized Rent(3).......    79,620,573     92,679,080     87,400,267     84,277,711     77,789,692     54,639,973     28,648,144
Number of Leases.........           572            473            507            327            361            105             45
Rent Per Square
 Foot(3).................  $      21.62   $      22.32   $      21.77   $      20.65   $      22.79   $      20.95   $      24.76
TOTAL PORTFOLIO
Square Feet(1)...........    10,743,400     11,427,145     12,635,114     11,085,659     11,707,229      7,412,396      6,183,769
% Square Feet(2).........         10.9%          11.5%          12.8%          11.2%          11.8%           7.5%           6.2%
Annualized Rent(3).......   284,313,487    297,276,485    345,855,352    287,494,069    330,624,695    194,572,167    186,092,773
Number of Leases.........         1,533          1,292          1,301            942          1,020            323            223
Rent Per Square
 Foot(3).................  $      26.46   $      26.01   $      27.37   $      25.93   $      28.24   $      26.25   $      30.09


                                                                          2011 AND
                               2008           2009           2010          BEYOND          TOTALS
                           ------------   ------------   ------------   ------------   --------------
BOSTON
Square Feet(1)...........     1,002,116        467,093        934,341      1,498,064       12,929,047
% Square Feet(2).........          7.7%           3.6%           7.2%          11.5%            99.2%
Annualized Rent(3).......    35,438,434     15,029,730     36,004,862     47,101,908      433,731,466
Number of Leases.........            22             18             21             17              783
Rent Per Square
 Foot(3).................  $      35.36   $      32.18   $      38.54   $      31.44   $        33.55
CHICAGO
Square Feet(1)...........       968,199        692,010        933,509        425,824       10,718,633
% Square Feet(2).........          8.7%           6.2%           8.3%           3.8%            95.8%
Annualized Rent(3).......    25,208,026     21,537,978     22,078,188     10,027,849      286,712,009
Number of Leases.........            28             15             21              7              910
Rent Per Square
 Foot(3).................  $      26.04   $      31.12   $      23.65   $      23.55   $        26.75
SAN FRANCISCO
Square Feet(1)...........       589,801         71,749        356,193        237,529        6,527,420
% Square Feet(2).........          8.9%           1.1%           5.4%           3.6%            98.4%
Annualized Rent(3).......    22,223,468      2,664,916     15,973,973      7,370,183      238,029,388
Number of Leases.........            16              6             12              5              477
Rent Per Square
 Foot(3).................  $      37.68   $      37.14   $      44.85   $      31.03   $        36.47
NEW YORK
Square Feet(1)...........        97,956      1,145,867      1,318,291        553,377        4,937,893
% Square Feet(2).........          2.0%          23.0%          26.4%          11.1%            99.0%
Annualized Rent(3).......     5,389,491     56,002,883     60,833,251     22,416,461      229,837,700
Number of Leases.........             9              7              9             13              141
Rent Per Square
 Foot(3).................  $      55.02   $      48.87   $      46.15   $      40.51   $        46.55
SEATTLE
Square Feet(1)...........       252,253        477,245        533,120        304,091        7,352,802
% Square Feet(2).........          3.3%           6.3%           7.0%           4.0%            97.2%
Annualized Rent(3).......     6,793,321     13,557,488     16,270,537      7,717,213      201,612,406
Number of Leases.........             9              9             18              4              573
Rent Per Square
 Foot(3).................  $      26.93   $      28.41   $      30.52   $      25.38   $        27.42
WASHINGTON D.C.
Square Feet(1)...........       238,582        109,086        551,223        371,749        5,697,268
% Square Feet(2).........          4.1%           1.9%           9.6%           6.4%            98.8%
Annualized Rent(3).......     6,687,446      3,251,736     18,659,584     11,168,565      170,377,618
Number of Leases.........            15             14             14              8              362
Rent Per Square
 Foot(3).................  $      28.03   $      29.81   $      33.85   $      30.04   $        29.91
ATLANTA
Square Feet(1)...........        91,056        406,601        678,184        100,819        7,093,460
% Square Feet(2).........          1.2%           5.2%           8.7%           1.3%            90.6%
Annualized Rent(3).......     2,728,155      9,079,495     16,285,123        643,273      154,833,407
Number of Leases.........             2              9             10              2              473
Rent Per Square
 Foot(3).................  $      29.96   $      22.33   $      24.01   $       6.38   $        21.83
SAN JOSE
Square Feet(1)...........        33,908        157,552        133,381        118,749        2,673,075
% Square Feet(2).........          1.2%           5.8%           4.9%           4.4%            98.1%
Annualized Rent(3).......       737,220      4,676,136      4,649,392      3,260,623       86,180,541
Number of Leases.........             4              3              2              3              197
Rent Per Square
 Foot(3).................  $      21.74   $      29.68   $      34.86   $      27.46   $        32.24
LOS ANGELES
Square Feet(1)...........       190,512        149,266        117,585        695,587        3,834,927
% Square Feet(2).........          4.5%           3.5%           2.8%          16.4%            90.2%
Annualized Rent(3).......     5,199,212      3,994,683      2,814,601     15,503,217      109,355,245
Number of Leases.........             9              8              7              7              306
Rent Per Square
 Foot(3).................  $      27.29   $      26.76   $      23.94   $      22.29   $        28.52
DENVER
Square Feet(1)...........       349,847        109,658         22,244         89,889        3,896,530
% Square Feet(2).........          8.4%           2.6%           0.5%           2.2%            93.3%
Annualized Rent(3).......     8,248,574      2,383,105        514,151        855,865       81,484,121
Number of Leases.........             6              8              4              3              426
Rent Per Square
 Foot(3).................  $      23.58   $      21.73   $      23.11   $       9.52   $        20.91
ALL OTHERS
Square Feet(1)...........     1,267,208        877,625        419,891      2,363,084       28,035,571
% Square Feet(2).........          4.1%           2.8%           1.4%           7.7%            91.0%
Annualized Rent(3).......    27,273,981     21,738,964     11,019,224     44,788,334      609,875,942
Number of Leases.........            40             28             29             18            2,505
Rent Per Square
 Foot(3).................  $      21.52   $      24.77   $      26.24   $      18.95   $        21.75
TOTAL PORTFOLIO
Square Feet(1)...........     5,081,438      4,663,752      5,997,962      6,758,762       93,696,626
% Square Feet(2).........          5.1%           4.7%           6.1%           6.8%            94.6%
Annualized Rent(3).......   145,927,327    153,917,113    205,102,887    170,853,490    2,602,029,845
Number of Leases.........           160            125            147             87            7,153
Rent Per Square
 Foot(3).................  $      28.72   $      33.00   $      34.20   $      25.28   $        27.77

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

     ISSUANCE OF UNREGISTERED SECURITIES. In December 2000, EOP Partnership issued 73,776 Units valued at $28.75 per Unit to three individual accredited investors and a limited liability company (the Units were recorded at a value of $32.11 per Unit for a total of $2.4 million for accounting purposes) for the remaining 11% interest in certain partnerships that collectively own 11 office buildings located in suburban Philadelphia, Pennsylvania. We acquired an 89% interest in the partnerships in 1997. In addition, in December 2000 EOP Partnership issued 42,397 Units valued at $29.825 per Unit to three individual accredited investors in connection with the acquisition of rights to certain land located in San Francisco, California. The Units issued in these transactions were issued as a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units issued by EOP Partnership generally are convertible into common shares of Equity Office on a one-for-one basis, or the cash equivalent thereof, at the election of Equity Office subject to certain restrictions.

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

                                                            EOP PARTNERSHIP                         EOP PARTNERSHIP PREDECESSORS
                                      -----------------------------------------------------------   -----------------------------
                                                                                   FOR THE PERIOD   FOR THE PERIOD
                                                                                        FROM             FROM
                                                                                      JULY 11,        JANUARY 1,     FOR THE YEAR
                                           FOR THE YEARS ENDED DECEMBER 31,         1997 THROUGH     1997 THROUGH       ENDED
                                      ------------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)          1999           1998          1997(3)            1997            1996
                                      ------------   ------------   ------------   --------------   --------------   ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other.........  $  2,217,146   $  1,919,056   $  1,658,420    $    406,713       $327,017        $493,396
                                      ------------   ------------   ------------    ------------       --------        --------
        Total revenues..............     2,264,243      1,942,243      1,679,699         412,968        339,104         508,124
                                      ------------   ------------   ------------    ------------       --------        --------
Expenses:
  Interest..........................       525,787        413,995        338,611          76,675         80,481         119,595
  Depreciation and amortization.....       436,417        358,989        305,982          70,346         66,034          96,237
  Property operating and ground
    rent(4).........................       764,007        669,763        600,367         155,679        127,285         201,067
  General and administrative........        91,415         80,927         63,564          17,690         17,201          23,145
                                      ------------   ------------   ------------    ------------       --------        --------
        Total expenses..............     1,817,626      1,523,674      1,308,524         320,390        291,001         440,044
                                      ------------   ------------   ------------    ------------       --------        --------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain (loss) on sales of real
  estate and extraordinary items....       446,617        418,569        371,175          92,578         48,103          68,080
Minority interests..................        (6,843)        (1,981)        (2,114)           (789)          (912)         (2,086)
Income from investment in
  unconsolidated joint ventures.....        56,251         13,824         11,267           3,173          1,982           2,093
Net gain (loss) on sales of real
  estate and extraordinary items....        34,211         49,113          4,927         (16,240)        12,236           5,338
                                      ------------   ------------   ------------    ------------       --------        --------
Net income..........................       530,236        479,525        385,255          78,722         61,409          73,425
Put option settlement...............        (2,576)        (5,658)            --              --             --              --
Preferred distributions.............       (43,348)       (43,603)       (32,202)           (649)            --              --
                                      ------------   ------------   ------------    ------------       --------        --------
Net income available for Units......  $    484,312   $    430,264   $    353,053    $     78,073       $ 61,409        $ 73,425
                                      ============   ============   ============    ============       ========        ========
Net income available per weighted
  average Unit
  outstanding -- Basic..............  $       1.53   $       1.49   $       1.25    $       0.44
                                      ============   ============   ============    ============
Net income available per weighted
  average Unit
  outstanding -- Diluted............  $       1.52   $       1.48   $       1.24    $       0.43
                                      ============   ============   ============    ============
Weighted average Units outstanding--
  Basic.............................   316,067,694    288,326,547    282,114,343     178,647,562
                                      ============   ============   ============    ============
Weighted average Units and Unit
  equivalents
  outstanding -- Diluted............   318,997,407    291,157,204    283,974,532     180,014,027
                                      ============   ============   ============    ============
Cash distributions declared per
  Unit..............................  $       1.74   $       1.58   $       1.38    $       0.56
                                      ============   ============   ============    ============

                                                          EOP PARTNERSHIP                        EOP PARTNERSHIP PREDECESSORS
                                      --------------------------------------------------------   -----------------------------
                                                                                FOR THE PERIOD   FOR THE PERIOD
                                                                                     FROM             FROM
                                                                                   JULY 11,        JANUARY 1,     FOR THE YEAR
                                         FOR THE YEARS ENDED DECEMBER 31,        1997 THROUGH     1997 THROUGH       ENDED
                                      ---------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)        1999          1998          1997(3)            1997            1996
                                      -----------   -----------   -----------   --------------   --------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of
  period):
Investment in real estate, net of
  accumulated depreciation..........  $16,641,325   $12,572,153   $13,331,560    $10,976,319              --       $3,291,815
Total assets........................  $18,794,253   $14,046,058   $14,261,291    $11,751,672              --       $3,912,565
Mortgage debt, unsecured notes and
  lines of credit...................  $ 8,802,994   $ 5,851,918   $ 6,025,405    $ 4,284,317              --       $1,964,892
Total liabilities...................  $ 9,504,662   $ 6,334,985   $ 6,472,613    $ 4,591,697              --       $2,174,483
Minority interests..................  $   197,161   $    39,027   $    28,360    $    29,612              --       $   11,080
Redeemable Units....................  $ 1,426,359   $   893,817   $   795,960    $ 1,020,280              --               --
Preferred Units.....................  $   613,923   $   615,000   $   615,000    $   200,000              --               --
Partners' Capital/Owners' equity....  $ 7,052,148   $ 6,163,229   $ 6,349,358    $ 5,910,083              --       $1,727,002
OTHER DATA:
General and administrative expenses
  as a percentage of total
  revenues..........................          4.0%          4.2%          3.8%           4.3%            5.1%             4.6%
Number of Office Properties.........          381           294           284            258              --               84
Net rentable square feet of Office
  Properties (in millions)..........         99.0          77.0          75.1           65.3              --             29.2
Occupancy of Office Properties......           95%           94%           95%            94%             --               90%
Funds from Operations(5)............  $   910,959   $   749,641   $   661,645    $   160,929       $ 113,022       $  160,460
                                      ===========   ===========   ===========    ===========       =========       ==========
Property net operating income(6)....  $ 1,463,151   $ 1,256,180   $ 1,065,714    $   253,418       $ 202,108       $  294,556
                                      ===========   ===========   ===========    ===========       =========       ==========
Earnings before interest, taxes,
  depreciation and amortization(7)..  $ 1,535,943   $ 1,226,053   $ 1,046,626    $   241,477       $ 196,134       $  283,490
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided by operating
  activities........................  $   907,343   $   720,711   $   759,151    $   190,754       $  95,960       $  165,975
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow (used for) investing
  activities........................  $(1,311,778)  $   (67,138)  $(2,231,712)   $(1,592,272)      $(571,068)      $ (924,227)
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided (used for) by
  financing activities..............  $   455,353   $  (718,315)  $ 1,310,788    $ 1,630,346       $ 245,851       $1,057,551
                                      ===========   ===========   ===========    ===========       =========       ==========
Ratio of earnings to combined fixed
  charges and preferred share
  dividends.........................          1.8           1.8           1.9            2.1             1.6              1.5
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

     EOP Partnership calculates Funds from Operations as follows:

                                                         EOP PARTNERSHIP                      EOP PARTNERSHIP PREDECESSORS
                                        -------------------------------------------------    -------------------------------
                                                                               FOR THE
                                                                             PERIOD FROM
                                                                            JULY 11, 1997    FOR THE PERIOD     FOR THE YEAR
                                        FOR THE YEARS ENDED DECEMBER 31,       THROUGH       FROM JANUARY 1,       ENDED
                                        --------------------------------    DECEMBER 31,      1997 THROUGH      DECEMBER 31,
                                        2000(2)       1999        1998        1997 (3)        JULY 10, 1997         1996
                                        --------    --------    --------    -------------    ---------------    ------------

    Income before allocation to
      minority interests, income from
      investment in unconsolidated
      joint ventures, net gain on
      sales of real estate and
      extraordinary items.............  $446,617    $418,569    $371,175      $ 92,578          $ 48,103          $ 68,080

    Add (deduct):

      Income allocated to minority
        interest for partially owned
        properties....................    (5,370)     (1,981)     (2,114)         (789)             (912)           (2,086)

      Income from investment in
        unconsolidated joint
        ventures......................    56,251      13,824      11,267         3,173             1,982             2,093

      Depreciation and amortization
        (real estate related)
        (including share of
        unconsolidated joint
        ventures).....................   459,385     368,490     313,519        66,616            63,849            92,373

      Put option settlement...........    (2,576)     (5,658)         --            --                --                --

      Preferred distributions.........   (43,348)    (43,603)    (32,202)         (649)               --                --
                                        --------    --------    --------      --------          --------          --------

    Funds from Operations.............  $910,959    $749,641    $661,645      $160,929          $113,022          $160,460
                                        ========    ========    ========      ========          ========          ========

(6) Property net operating income is defined as rental income, including tenant reimbursements, parking and other income less property operating expenses, including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(7) Earnings before interest, taxes, depreciation and amortization is presented because EOP Partnership believes this data is used by some investors to evaluate EOP Partnership's ability to meet debt service requirements. EOP Partnership considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of EOP Partnership's long-lived assets and because this data can be used to measure EOP Partnership's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, earnings before interest, taxes, depreciation and amortization as calculated by EOP Partnership may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be, incurred by EOP Partnership. Investors are cautioned that these excluded items are significant components in understanding and assessing EOP Partnership's financial performance.

     EOP Partnership calculates earnings before interest, taxes, depreciation and amortization as follows:

                                                              EOP PARTNERSHIP                       EOP PARTNERSHIP PREDECESSORS
                                           -----------------------------------------------------   ------------------------------
                                                                                  FOR THE PERIOD   FOR THE PERIOD
                                                                                  FROM JULY 11,    FROM JANUARY 1,   FOR THE YEAR
                                             FOR THE YEARS ENDED DECEMBER 31,      1997 THROUGH     1997 THROUGH        ENDED
                                           ------------------------------------    DECEMBER 31,       JULY 10,       DECEMBER 31,
                                            2000(2)        1999         1998         1997 (3)           1997             1996
                                           ----------   ----------   ----------   --------------   ---------------   ------------

    EARNINGS BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION:

      Net income available for Units.....  $  484,312   $  430,264   $  353,051      $ 78,073         $ 61,409         $ 73,425

      Plus depreciation and lease
        amortization.....................     426,671      354,296      299,578        66,168           63,263           91,962

      Plus preferred distributions.......      43,348       43,603       32,202           649               --               --

      Plus put option settlement.........       2,576        5,658           --            --               --               --

      Plus interest expense and loan
        amortization.....................     535,533      418,688      345,015        80,853           83,252          123,870

      Plus taxes.........................       2,719          656        1,666           239              868            1,375

      Less: income from investment in
        unconsolidated joint ventures,
        net of income allocated to
        minority interest in partially
        owned properties.................     (49,408)     (11,843)      (9,153)       (2,384)          (1,070)              (7)

      Plus EOP Partnership's share of
        earnings before interest, taxes,
        depreciation and amortization
        from its investment in
        unconsolidated joint venture, net
        of earnings before interest,
        taxes, depreciation and
        amortization allocated to
        minority interests in partially
        owned properties.................     122,930       33,844       29,194         1,638              648           (1,797)

      Less/plus net (gain)loss on sales
        of real estate and extraordinary
        items............................     (32,738)     (49,113)      (4,927)       16,241          (12,236)          (5,338)
                                           ----------   ----------   ----------      --------         --------         --------

    EARNINGS BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION:.....  $1,535,943   $1,226,053   $1,046,626      $241,477         $196,134         $283,490
                                           ==========   ==========   ==========      ========         ========         ========

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

SPIEKER MERGER

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.2 billion in cash and issue approximately 117.7 million new EOP Partnership units and 14.3 million new EOP Partnership preferred units in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit ratings. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Spieker Merger, EOP Partnership is expected to own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

EQUITY SECURITIES

     A summary of the activity of Equity Office's Common Shares, including redeemable common shares, and EOP Partnership's redeemable units (exclusive of Units owned by Equity Office) during 2000 is as follows:

                                                                   REDEEMABLE     REDEEMABLE
                                                  COMMON SHARES   COMMON SHARES     UNITS         TOTAL
                                                  -------------   -------------   ----------   -----------
Balance at December 31, 1999....................   249,864,590      1,717,844     34,203,912   285,786,346
  Issued for property acquisitions..............            --             --       436,303        436,303
  Units issued to Equity Office related to
    Common Shares issued in exchange for
    redeemable units............................     4,825,210             --     (4,825,210)           --
  Restricted Shares issued/cancelled, net.......       528,300             --            --        528,300
  Issued through exercise of options............     3,592,769             --            --      3,592,769
  Issued in the Cornerstone Merger..............    51,168,041             --     12,398,805    63,566,846
  Common Shares issued through the Dividend
    Reinvestment Program........................         4,695             --            --          4,695
  Common Shares issued for payment of Board of
    Trustees fees...............................         7,647             --            --          7,647
  Units converted to cash.......................            --             --      (152,919)      (152,919)
  Repurchases(a)................................    (4,742,500)            --            --     (4,742,500)
                                                   -----------      ---------     ----------   -----------
Balance at December 31, 2000....................   305,248,752      1,717,844     42,060,891   349,027,487
                                                   ===========      =========     ==========   ===========

---------------
(a) Between January and February 2000, EOP Partnership purchased 4,742,500 Common Shares at an average share price of $25.27 for approximately $119.8 million in the aggregate. In connection with these purchases, EOP Partnership exchanged these shares with Equity Office for a corresponding number of Units, which were then retired.

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

Market Rate Risk

     At December 31, 2000, Equity Office had put option agreements outstanding in connection with the acquisition of certain properties in 1997 from Wright Runstad & Company. On August 12, 1999, Equity Office and the holders of the Wright Runstad & Company options (the "WR Holders") amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to Equity Office of approximately $54.1 million when and if this put option is exercised). Equity Office and the WR Holders also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for payment to the WR Holders of approximately $11.3 million on September 13, 1999. Any amounts paid by Equity Office resulted in EOP Partnership making an equal payment to Equity Office. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of the 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to redeemable units.

     The WR Holders exercised their option to extend the date to August 13, 2001, at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will result in EOP Partnership making an equal payment to Equity Office and will be recorded as a reduction in redeemable units. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in redeemable units and the portion of any amounts paid in excess of $29.10625 per Common Shares (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

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

CAPITAL AND TENANT IMPROVEMENTS

     Capital Improvements:

     Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. EOP Partnership categorizes these capital improvements as follows:

          - Non-recurring capital improvements -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);
          - Recurring capital improvements -- capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment);
          - Development costs -- all hard and soft costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the Property is substantially complete and ready for its intended use;

     Tenant Improvements and Leasing Commissions:

     Costs related to the renovation, alteration or build-out of either raw space or existing second generation space are capitalized. These tenant improvements and leasing commissions may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

     EOP Partnership categorizes these tenant improvements and leasing commissions as follows:

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

     The table below details the amounts incurred for each type of improvement:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2000         1999        1998
                                                        ----------   ----------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER
                                                               SQUARE FOOT AMOUNTS)
CAPITAL IMPROVEMENTS:
Development costs.....................................   $115,792     $133,243     $70,040
Non-recurring capital improvements....................   $ 34,636     $ 64,882     $44,058
Recurring capital improvements........................   $ 25,467     $ 16,773     $12,767
Recurring capital improvements per weighted average
  square foot.........................................   $   0.29     $   0.22     $  0.18
TENANT IMPROVEMENTS AND LEASING COMMISSIONS:
(The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the respective year, regardless of when such costs were actually paid which is a more useful measure of the total Tenant Improvements and Leasing
  Commissions cost for the years presented).
Revenue enhancing.....................................   $ 45,131     $ 23,873     $42,817
Per square foot leased................................   $  28.71     $  20.25     $ 16.33
Non-revenue enhancing:
  Non-revenue enhancing -- renewals...................   $ 39,974     $ 31,638     $27,176
  Per square foot leased..............................   $   6.88     $   7.30     $  7.74
  Non-revenue enhancing -- retenanted.................   $ 90,706     $ 52,056     $33,324
  Per square foot leased..............................   $  13.71     $  13.88     $ 16.97
                                                         --------     --------     -------
Total non-revenue enhancing...........................   $130,680     $ 83,694     $60,500
Per square foot leased................................   $  10.52     $  10.35     $ 11.05

     The above information includes actual capital improvements and tenant improvements and leasing commissions for leases which commenced during the respective year for the years ended 2000, 1999 and 1998. The amounts included in the Statements of Cash Flows represent the cash expenditures made during each of these respective years. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as corporate furniture, fixtures and equipment. The reconciliation between the amounts above and the Statements of Cash Flows is as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Total Capital Improvements, Tenant Improvements and
  Leasing Commissions per above......................  $351,706    $322,465    $230,182
Timing Differences...................................       734      14,674      20,852
Corporate Furniture, Fixtures and Equipment and
  Other..............................................    20,711      15,422       2,396
                                                       --------    --------    --------
Total Capital Improvements, Tenant Improvements and
  Leasing Commissions per Statement of Cash Flows....  $373,151    $352,561    $253,430
                                                       ========    ========    ========

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

     During 2000, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101") was issued by the SEC providing guidance on the recognition of revenue. SAB 101 did not have a material effect on the results of operations of Equity Office.

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

     The following table reflects the calculation of Funds from Operations for the years ended December 31, 2000, 1999 and 1998:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2000         1999         1998
                                                 -----------   ---------   -----------
                                                        (DOLLARS IN THOUSANDS)
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, net gain on sales of real
  estate and extraordinary items...............  $   446,617   $ 418,569   $   371,175
Add (deduct):
  Income allocated to minority interests for
     partially owned properties................       (5,370)     (1,981)       (2,114)
  Income from investment in unconsolidated
     joint ventures............................       56,251      13,824        11,267
  Depreciation and amortization (real estate
     related) (including share of
     unconsolidated joint ventures)............      459,385     368,490       313,519
  Put option settlement........................       (2,576)     (5,658)           --
  Preferred distributions......................      (43,348)    (43,603)      (32,202)
                                                 -----------   ---------   -----------
Funds from Operations(1).......................      910,959     749,641       661,645
  Less deferred rental revenue.................      (69,822)    (65,397)      (68,107)
  Plus deferred rental expense.................        2,477       2,083         2,613
                                                 -----------   ---------   -----------
Adjusted Funds from Operations.................  $   843,614   $ 686,327   $   596,151
                                                 ===========   =========   ===========
Cash Flow provided by (used for):
  Operating Activities.........................  $   907,343   $ 720,711   $   759,151
  Investing Activities.........................  $(1,311,778)  $ (67,138)  $(2,231,712)
  Financing Activities.........................  $   455,353   $(718,315)  $ 1,310,788
Ratio of earnings to combined fixed charges and
  preferred share dividends....................          1.8         1.8           1.9

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

                                                               Ernst & Young LLP

Chicago, Illinois
February 5, 2001, except for Note 26,
as to which the date is February 23, 2001

                       EOP OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER UNIT AMOUNTS)
ASSETS:
  Investment in real estate.................................   $17,460,534     $12,847,389
  Developments in process...................................        70,422         229,225
  Land available for development............................        88,424         125,926
  Accumulated depreciation..................................      (978,055)       (630,387)
                                                               -----------     -----------
    Investment in real estate, net of accumulated
     depreciation...........................................    16,641,325      12,572,153
  Cash and cash equivalents.................................        53,256           2,338
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,873 and $1,244, respectively)...       101,784          54,497
  Deferred rent receivable..................................       207,088         138,697
  Escrow deposits and restricted cash.......................        39,832          19,754
  Investment in unconsolidated joint ventures...............     1,164,613         865,863
  Deferred financing costs (net of accumulated amortization
    of $21,756 and $14,863, respectively)...................        81,854          55,196
  Deferred leasing costs (net of accumulated amortization of
    $39,906 and $22,461, respectively)......................       151,178          97,743
  Prepaid expenses and other assets (net of discounts of
    $78,871 and $63,787, respectively)......................       353,323         239,817
                                                               -----------     -----------
    Total Assets............................................   $18,794,253     $14,046,058
                                                               ===========     ===========
LIABILITIES, MINORITY INTERESTS, REDEEMABLE UNITS AND
  PARTNERS' CAPITAL:
  Mortgage debt (including a net (discount)/premium of
    $(17,825) and $10,574, respectively)....................   $ 2,915,801     $ 1,743,871
  Unsecured notes (including a net (discount)/premium of
    $(3,807) and $47, respectively).........................     5,836,193       3,655,047
  Lines of credit...........................................        51,000         453,000
  Accounts payable and accrued expenses.....................       497,811         318,003
  Distribution payable......................................         3,681           5,446
  Other liabilities.........................................       200,176         159,618
                                                               -----------     -----------
    Total Liabilities.......................................     9,504,662       6,334,985
                                                               -----------     -----------
  Commitments and contingencies.............................
  Minority Interests: -- partially owned properties.........       197,161          39,027
                                                               -----------     -----------
  Redeemable Units (43,778,735 and 35,921,756 issued and
    outstanding)............................................     1,426,359         893,817
                                                               -----------     -----------
  Preferred Units, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 7,994,000 and
     8,000,000 issued and outstanding.......................       199,850         200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Units, liquidation preference $50.00 per
     unit, 6,000,000 issued and outstanding.................       300,000         300,000
    8.625% Series C Cumulative Redeemable Preferred Units,
     liquidation preference $25.00 per unit, 4,562,900 and
     4,600,000 issued and outstanding, respectively.........       114,073         115,000
  General Partners Capital..................................        70,490          58,482
  Limited Partners Capital..................................     7,024,784       6,103,873
  Deferred compensation.....................................       (14,871)        (10,064)
  Accumulated other comprehensive (loss) income.............       (28,255)         10,938
                                                               -----------     -----------
    Total Partners' Capital.................................     7,666,071       6,778,229
                                                               -----------     -----------
    Total Liabilities, Minority Interests, Redeemable Units
     and Partners' Capital..................................   $18,794,253     $14,046,058
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

                       EOP OPERATING LIMITED PARTNERSHIP
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                              COMPREHENSIVE INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
PARTNERS' CAPITAL:
Balance, beginning of period................................  $6,788,293   $6,979,355   $6,119,569
  Issuance of Units for Cornerstone Merger..................   1,574,625           --           --
  Redemption of Units for cash..............................      (3,780)          --           --
  Issuance of Units for acquisitions........................       9,685       24,476      204,008
  Issuance of Units through exercise of share options.......      81,956        2,681       15,435
  Issuance of preferred units...............................          --           --      415,000
  Preferred units and other offering costs..................         (28)        (827)     (14,630)
  Sale of Units, net........................................          --           --       43,983
  Units issued for restricted units, trustee fees and for
    the dividend reinvestment plan, net of restricted units
    retired.................................................      12,917           --        8,640
  Common Shares and Units repurchased by EOP Partnership....    (119,633)     (51,381)          --
  Reclassification of redeemable units......................          --       50,000           --
  Preferred units repurchased...............................      (1,077)          --           --
  Adjustment to eliminate limited partners' equity interest
    in redemption value.....................................    (529,966)    (146,311)     224,320
  Put option settlement.....................................      (2,576)     (61,459)          --
  Preferred distributions...................................     (43,348)     (43,603)     (32,202)
  Distributions declared to partners........................    (577,169)    (455,101)    (390,023)
                                                              ----------   ----------   ----------
  Total.....................................................   7,189,899    6,297,830    6,594,100
                                                              ----------   ----------   ----------
  Comprehensive Income:
    Net income..............................................     530,236      479,525      385,255
    Other comprehensive income:
      Unrealized holding gains arising during the period....     (39,193)      10,938           --
                                                              ----------   ----------   ----------
  Comprehensive Income......................................     491,043      490,463      385,255
                                                              ----------   ----------   ----------
Balance, end of period......................................  $7,680,942   $6,788,293   $6,979,355
                                                              ==========   ==========   ==========
DEFERRED COMPENSATION:
Balance, beginning of period................................  $  (10,064)  $  (14,997)  $   (9,486)
  Units granted.............................................     (13,274)          --       (8,640)
  Units retired.............................................         757           --           --
  Amortization of restricted units..........................       7,710        4,933        3,129
                                                              ----------   ----------   ----------
Balance, end of period......................................  $  (14,871)  $  (10,064)  $  (14,997)
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

Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized. EOP Partnership capitalizes costs to be incurred and does not accrue in advance for planned major maintenance activity. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

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

     Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probably that the sum of expected future cash flows (on an undiscounted basis) from a rental property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value.

     For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time EOP Partnership has a commitment to sell the property and / or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not provided for in the statement of operations.

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

Reclassifications

     Certain reclassifications have been made to the previously reported 1999 and 1998 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 or 1998 results or combined partners' capital and redeemable units.

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

(3) The total acquisition cost of Sunset North Corporate Campus represents the cost to acquire the remaining interest in the Property from Wright Runstad Associates Limited Partnership ("WRALP"), a related party at the time of acquisition (See Note 22 -- Related Party Transactions, subfootnote (3)) and consisted of the assumption of debt and the remainder in cash.

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

(5) See Note 22 -- Related Party Transactions, subfootnote (6). Foundry Square is a project with four sites, each of which has a separate joint venture structure. EOP Partnership's economic ownership interests are approximately 68%, 64%, 40% and 40%.

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

NOTE 12 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following Properties are controlled and partially owned by EOP Partnership but have partners with minority interests. EOP Partnership has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements and made an allocation to the minority interests. The equity interests of the unaffiliated partners are reflected as minority interests. The financial condition and results of operations of these Properties is consolidated since EOP Partnership owns at least 50% of the respective ownership entities and controls the major decisions regarding the respective Properties. EOP Partnership's legal ownership of each Property and its economic interest in each Property is substantially the same.

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

NOTE 13 -- REDEEMABLE UNITS

     The following table presents the changes in the issued and outstanding redeemable units since January 1, 1998.

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Outstanding at January 1,......................  35,921,756    32,081,387    32,595,378
Issued for property acquisitions...............     436,303     1,035,389     7,043,510
Issued in the Cornerstone Merger...............  12,398,805            --
Units converted to cash........................    (152,919)           --
Common Shares exchanged for Units..............          --     8,220,969
Reclassification of redeemable units...........          --    (1,717,844)
Repurchases....................................          --    (1,189,652)
Units issued to Equity Office related to Common
  Shares issued in exchange for redeemable
  units........................................  (4,825,210)     (833,493)   (7,556,332)
Put options exercised..........................          --    (1,675,000)
Units converted to cash........................                                  (1,169)
                                                 ----------    ----------    ----------
Outstanding at December 31,....................  43,778,735    35,921,756    32,081,387
                                                 ==========    ==========    ==========

     Of the redeemable units outstanding as of December 31, 2000, 1999, and 1998, 1,717,844, 1,717,844 and 3,435,688 redeemable units relate to a put option agreement entered into with the Wright Runstad & Company in connection with the acquisition of certain Properties in December 1997. In September 1999, Equity Office and the holders of the put options (the "WR Holders") agreed to cancel a portion of the put option related to 1,717,844 shares in exchange for Equity Office's payment to the WR Holders of approximately $11.3 million. The WR Holders exercised their option to extend the date to August 13, 2001 at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will result in EOP Partnership making an equal payment to Equity Office and will be recorded as a reduction in redeemable units. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in redeemable units and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

     As of December 31, 2000 and 1999, EOP Partnership had 42,060,891 and 34,203,912 additional redeemable units outstanding. Pursuant to the EOP Partnership agreement, limited partners in the EOP Partnership have the right at any time to redeem all or any portion of their Units for common shares of Equity Office on a one-for-one basis or cash, as selected by Equity Office. If Equity Office selects to use cash, Equity Office can cause EOP Partnership to redeem the Units. The amount of cash to be paid if the redemption right is exercised and the cash option is selected will be based on the trading price of Equity Office common shares at that time. Accordingly, the limited partners' units subject to such redemption rights have not been included in partners' capital and are reflected on the accompanying balance sheets as redeemable units at redemption value.

NOTE 14 -- PARTNERS' CAPITAL

Units

     The following table presents the changes in the issued and outstanding Units held by Equity Office since January 1, 1999. The Units held by Equity Office are not redeemable at the option of Equity Office.

                                                               2000           1999
                                                            -----------    -----------
Outstanding at January 1,.................................  249,864,590    256,465,969
  Units Issued in the Cornerstone Merger..................   51,168,041             --
  Units issued to Equity Office for Common Shares issued
     in the Dividend Reinvestment Program.................        4,695             --
  Units issued to Equity Office for Common Shares issued
     for payment of Board of Trustees fees................        7,647             --
  Common Shares exchanged for Units.......................           --     (8,220,969)
  Reclassification of redeemable units....................           --      1,717,844
  Repurchases(1)..........................................   (4,742,500)    (1,040,034)
  Units issued to Equity Office related to Common Shares
     issued in exchange for redeemable units..............    4,825,210        833,493
  Restricted Units issued/cancelled, net..................      528,300        (20,000)
  Issued to Equity Office related to Common Shares issued
     for share option exercises...........................    3,592,769        128,287
                                                            -----------    -----------
Outstanding at December 31,...............................  305,248,752    249,864,590
                                                            ===========    ===========

---------------

(1) In 1999, Equity Office announced a share repurchase plan. During 1999, EOP Partnership purchased 715,600 Common Shares at an average share price of $23.14 for approximately $16.6 million in the aggregate. Between January and February 2000, EOP Partnership purchased 4,742,500 Common Shares at an average share price of $25.27 for approximately $119.8 million in the aggregate. In connection with these purchases, EOP Partnership exchanged these shares with Equity Office for a corresponding number of Units, which were then retired. In February 2000, Equity Office suspended its share repurchase plan in anticipation of the Cornerstone merger. In a private transaction, prior to the implementation of the Equity Office share repurchase plan, EOP Partnership purchased approximately 1.2 million Units and 324,434 Common Shares. The Units were retired and the shares were exchanged with Equity Office for a corresponding number of Units, which were then retired.

Ownership of EOP Partnership

     As of December 31, 2000 and 1999, Equity Office had a 1% general partnership interest and an approximate 86.9% and 87.0% limited partnership interest in EOP Partnership, respectively. The remaining limited partners had an approximate 12.1% and 12.0% interest in EOP Partnership, respectively, and consist of various individuals and entities that contributed their properties to EOP Partnership in exchange for partnership interests and are represented by 42,060,891 Redeemable Units and 34,203,912 Redeemable Units, respectively. In general, each holder of Units, other than Equity Office and some of its affiliates, has the right to require EOP Partnership to redeem, subject to the limitations in the partnership agreement of EOP Partnership, the holder's Units for cash. If the holder has delivered a notice of redemption, Equity Office, as the general partner of EOP Partnership may, in its sole and absolute discretion, elect to assume directly and satisfy a redemption right by paying to the redeeming partner either cash or Equity Office common shares on a one-for-one basis.

     In regards to Equity Office, net proceeds from the various offerings of Equity Office have been contributed by Equity Office to EOP Partnership in return for Units, which results in an increased ownership percentage that Equity Office has in EOP Partnership.

Preferred Units

     Equity Office has several series of preferred shares outstanding with respect to which EOP Partnership issued a corresponding number of Preferred Units to Equity Office. Listed below is a summary of EOP Partnership's Preferred Units. The Preferred Unit holders are entitled to receive, when and as authorized by EOP Partnership, cumulative preferential cash distributions. EOP Partnership is obligated to redeem the Preferred Units at their liquidation preference plus accrued but unpaid distributions in connection with any redemption by Equity Office of the corresponding series of Equity Office Preferred Shares.

                                                                   QUARTERLY
                          ANNUAL      LIQUIDATION     CURRENT     DISTRIBUTION
                       DISTRIBUTION   PREFERENCE      BALANCE      AMOUNT PER    DISTRIBUTION          REDEEMABLE BY
SERIES                     RATE        PER UNIT     OUTSTANDING       UNIT        FREQUENCY           EQUITY OFFICE(1)
------                 ------------   -----------   -----------   ------------   ------------         ----------------
A....................      8.98%        $25.00       $199,850       $  .56125     Quarterly     on or after 6/15/2002
B(2).................      5.25%        $50.00       $300,000       $  .65625     Quarterly     2/15/2003 through 2/15/2008
C....................     8.625%        $25.00       $114,073       $.5390625     Quarterly     on or after 12/8/2003


                       MATURITY
SERIES                   DATE
------                 ---------
A....................  Perpetual
B(2).................  2/15/08
C....................  Perpetual

---------------

(1) Equity Office may redeem the corresponding series of its Preferred Shares during these periods solely out of the sale proceeds of other equity shares of Equity Office, except for the portion of the redemption price equal to any accrued but unpaid dividends. Under the partnership agreement of EOP Partnership, sale proceeds from the sale of shares by Equity Office must be contributed to EOP Partnership in exchange for additional units. The number of shares redeemed is limited to the aggregate sales proceeds received from such other equity shares of Equity Office. Equity Office may acquire any outstanding preferred shares that have been transferred to a charitable beneficiary under Article VII of the declaration of trust of Equity Office because they were owned or acquired by a shareholder of Equity Office in violation of the ownership limits. The Equity Office Series B Preferred Shares are mandatorily redeemable on February 15, 2008. If Equity Office redeems or acquires any or all of its outstanding preferred shares, EOP Partnership will cancel an equal number of EOP Partnership preferred units and provide cash to Equity Office with respect thereto in an amount equal to the amount paid with respect to the Equity Office preferred shares redeemed or acquired by Equity Office. EOP Partnership is not subject to sinking fund requirements pertaining to the preferred units.

(2) The corresponding Equity Office Series B Preferred Shares are convertible at any time by the holder into Equity Office Common Shares at a conversion price of $35.70 per Common Share. Such conversion would require EOP Partnership to issue Units on a one-for-one basis to Equity Office. These shares are non-callable for five years with a mandatory call on February 15, 2008.

     In January 2000, EOP Partnership purchased 6,000 Series A Cumulative Redeemable Preferred Shares and 37,100 Series C Cumulative Redeemable Preferred Shares at an average unit price of $20.66 for approximately $.9 million in the aggregate. In connection with that purchase, EOP Partnership exchanged these shares with Equity Office for a corresponding number of Series A Cumulative Redeemable Preferred Units and Series C Cumulative Redeemable Preferred Units, which were then retired. The difference between the unit purchase amount and the carrying amount of the preferred units was classified as a preferred distribution in the statement of operations for the year ended December 31, 2000.

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

NOTE 15 -- FUTURE MINIMUM RENTS

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

NOTE 16 -- FUTURE MINIMUM LEASE PAYMENTS

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

NOTE 17 -- EXTRAORDINARY ITEMS

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

NOTE 18 -- EARNINGS PER UNIT

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

     For additional disclosures regarding the employee stock options and the restricted shares see Note 23 -- Share Option Plan and Share Award Plan.

NOTE 19 -- SEGMENT INFORMATION

     As discussed in Note 1, EOP Partnership's primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact each of the individual operating segments have similar economic characteristics. EOP Partnership's long-term tenants are in a variety of businesses and no single tenant is significant to EOP Partnership's business. The Property Operating Revenues generated at the Corporate and Other segment consist of revenues earned by the Parking Facilities primarily from the rental of parking spaces. The Other Revenues generated at the Corporate and Other segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments. Information related to this segment for the years ended December 31, 2000, 1999 and 1998 is below:

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

NOTE 20 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

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

NOTE 21 -- QUARTERLY DATA (UNAUDITED)

     Quarterly data for the last two years are presented in the tables below:

                                               FOR THE THREE MONTHS ENDED
                                ---------------------------------------------------------
                                  12/31/00       9/30/00        6/30/00        3/31/00
                                ------------   ------------   ------------   ------------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total Revenues................  $    657,215   $    641,301   $    496,852   $    468,875
                                ============   ============   ============   ============
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........  $    120,577   $    119,451   $    104,910   $    101,679
                                ============   ============   ============   ============
Extraordinary items...........  $       (927)  $         --   $       (264)  $       (611)
                                ============   ============   ============   ============
Net income....................  $    130,999   $    130,384   $    153,102   $    115,751
                                ============   ============   ============   ============
Net income available for
  Units.......................  $    120,115   $    118,985   $    141,188   $    104,024
                                ============   ============   ============   ============
Net income available per
  weighted average Unit
  outstanding -- Basic........  $       0.35   $       0.34   $       0.49   $       0.37
                                ============   ============   ============   ============
Net income available per
  weighted average Unit and
  unit equivalent
  outstanding -- Diluted......  $       0.35   $       0.34   $       0.48   $       0.37
                                ============   ============   ============   ============
Weighted average Units
  outstanding -- Basic........   347,341,457    346,087,554    288,805,951    281,380,638
                                ============   ============   ============   ============
Weighted average Units and
  unit equivalents
  outstanding -- Diluted......   350,738,516    349,494,261    291,674,501    283,568,648
                                ============   ============   ============   ============

                                               FOR THE THREE MONTHS ENDED
                                ---------------------------------------------------------
                                  12/31/99       9/30/99        6/30/99        3/31/99
                                ------------   ------------   ------------   ------------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
Total Revenues................  $    494,473   $    491,357   $    481,279   $    475,134
                                ============   ============   ============   ============
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........  $    107,596   $    106,153   $    104,536   $    100,284
                                ============   ============   ============   ============
Extraordinary items...........  $         --   $       (230)  $     (7,135)  $     (3,183)
                                ============   ============   ============   ============
Net income....................  $    164,332   $    108,454   $    108,348   $     98,391
                                ============   ============   ============   ============
Net income available for
  Units.......................  $    152,393   $     92,920   $     97,441   $     87,510
                                ============   ============   ============   ============
Net income available per
  weighted average Unit
  outstanding -- Basic........  $       0.53   $       0.32   $       0.34   $       0.30
                                ============   ============   ============   ============
Net income available per
  weighted average Unit and
  unit equivalent
  outstanding -- Diluted......  $       0.52   $       0.32   $       0.33   $       0.30
                                ============   ============   ============   ============
Weighted average Units
  outstanding -- Basic........   287,540,407    288,620,341    288,598,492    288,554,860
                                ============   ============   ============   ============
Weighted average Units and
  unit equivalents
  outstanding -- Diluted......   290,549,547    291,592,245    290,946,853    291,433,553
                                ============   ============   ============   ============

NOTE 22 -- RELATED PARTY TRANSACTIONS

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

NOTE 23 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

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
                                                =====    =====    =====    =====    =====    =====

     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 2000, 1999 and 1998:

                                                         COMMON SHARES       WEIGHTED AVERAGE
                                                       SUBJECT TO OPTIONS   EXERCISE PRICE PER
                                                           OR AWARDS           COMMON SHARE
                                                       ------------------   ------------------
Balance at December 31, 1997.........................       5,747,308             $22.23
  Options granted....................................       4,695,072              26.38
  Options canceled...................................         (93,145)             25.54
  Options exercised..................................        (916,451)             19.74
                                                           ----------             ------
Balance at December 31, 1998.........................       9,432,784              24.50
  Options granted....................................       4,677,971              24.88
  Options canceled...................................        (520,314)             24.78
  Options exercised..................................        (128,287)             20.90
                                                           ----------             ------
Balance at December 31, 1999.........................      13,462,154              24.66
  Options granted....................................       3,916,460              23.63
  Options canceled...................................        (572,114)             24.78
  Options exercised..................................      (3,585,129)             22.81
                                                           ----------             ------
Balance at December 31, 2000.........................      13,221,371             $24.82
                                                           ==========             ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                            -------------------------------------------   ------------------------
                               NUMBER         WEIGHTED-                      NUMBER
                            OUTSTANDING        AVERAGE        WEIGHTED-   EXERCISABLE    WEIGHTED-
                                 AT           REMAINING        AVERAGE         AT         AVERAGE
RANGE OF                    DECEMBER 31,   CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICES                 2000          (IN YEARS)        PRICE         2000         PRICE
---------------             ------------   ----------------   ---------   ------------   ---------
$12.09 to $14.31..........       30,589          4.5           $13.77         30,589      $13.77
$20.41 to $24.62..........    9,562,862          8.0           $22.97      6,356,273      $22.43
$25.06 to $29.50..........    2,946,220          7.0           $29.05      2,090,099      $29.09
$30.13 to $33.00..........      681,700          7.0           $32.86        670,032      $32.90
                             ----------          ---           ------      ---------      ------
$12.09 to $33.00..........   13,221,371          7.8           $24.82      9,146,993      $24.69
                             ==========          ===           ======      =========      ======

     As of December 31, 2000, there were 9,146,993 Options at a weighted average exercise price of $24.69 under the Employee Plan that were exercisable and 4,074,378 Options at a weighted average exercise price of $25.08 that were not exercisable. Exercise prices for the 13,221,371 Options outstanding as of December 31, 2000 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.82. Expiration dates ranged from July 11, 2007 to August 2010. The remaining weighted average contractual life of Options was 7.8 years. The weighted average grant date fair value of Options granted during 2000, 1999 and 1998 was $5.63, $2.91 and $4.88, respectively.

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

NOTE 24 -- 401(k) PLAN

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

NOTE 25 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 26 -- SUBSEQUENT EVENTS

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

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. EOP Partnership will pay approximately $1.2 billion in cash and issue approximately 117.7 million new EOP Partnership units and 14.3 million new EOP Partnership preferred units in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit ratings. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Spieker Merger, EOP Partnership is expected to own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. EOP Partnership will also own Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001, including Exhibits D-I and K
                         thereto). The registrant agrees to furnish supplementally a copy of exhibits A-C and J to the SEC upon request.

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

         12.1 Statement regarding computation of earnings to combined fixed charges and preferred share distributions

         23.1            Consent of Independent Auditors

---------------

 * Incorporated herein by reference to the same-numbered exhibit to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

**  Previously filed.

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


                                          EOP OPERATING LIMITED PARTNERSHIP

Date: June 6, 2001                        By:  EQUITY OFFICE PROPERTIES TRUST
                                          its general partner


                                          By:    /s/ STANLEY M. STEVENS

                                            ------------------------------------

                                                     Stanley M. Stevens


                                                  Executive Vice President

                                             Chief Legal Counsel and Secretary

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

          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001, including Exhibits D-I and K
                         thereto). The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.

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

         12.1 Statement regarding computation of earnings to combined fixed charges and preferred share distributions

         23.1            Consent of Independent Auditors

---------------

 * Incorporated herein by reference to the same-numbered exhibit to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

**  Previously filed.

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