Form 10-Q
period 2001-06-30
EOP OPERATING LTD PARTNERSHIP
filed 2001-08-14
CIK 1043866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

☐

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 31, 2001, 470,182,321 of the registrant’s Units were outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per unit amounts)	2001	2000

	(Unaudited)

Assets:

Investment in real estate	$17,603,951	$17,460,534

Developments in process	127,862	70,422

Land available for development	95,080	88,424

Accumulated depreciation	(1,216,585)	(978,055)

Investment in real estate, net of accumulated depreciation	16,610,308	16,641,325

Cash and cash equivalents	80,079	53,256

Tenant and other receivables (net of allowance for doubtful accounts of $2,406 and $1,873, respectively)	86,750	101,784

Deferred rent receivable	234,236	207,088

Escrow deposits and restricted cash	43,334	39,832

Investment in unconsolidated joint ventures	1,146,276	1,164,613

Deferred financing costs (net of accumulated amortization of $28,783 and $21,756, respectively)	75,380	81,854

Deferred leasing costs (net of accumulated amortization of $62,003 and $39,906, respectively)	168,455	151,178

Prepaid expenses and other assets (net of discounts of $78,878 and $78,871, respectively)	314,158	353,323

Total Assets	$18,758,976	$18,794,253

Liabilities, Minority Interests, Redeemable Units and Partners’ Capital:

Mortgage debt (including a net discount of $(18,904) and $(17,825), respectively)	$2,867,958	$2,915,801

Unsecured notes (including a net discount of $(5,884) and $(3,807), respectively)	5,834,116	5,836,193

Line of credit	—	51,000

Accounts payable and accrued expenses	424,453	497,811

Distribution payable	160,954	3,681

Other liabilities	178,554	200,176

Total Liabilities	9,466,035	9,504,662

Commitments and contingencies	—	—

Minority Interests — partially owned properties	178,179	197,161

Redeemable units (1,717,844 and 43,778,735 issued and outstanding, respectively)	54,122	1,426,359

Preferred Units, 100,000,000 authorized:

8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 7,994,000 issued and outstanding	199,850	199,850

5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,990,000 and 6,000,000 issued and outstanding, respectively	299,500	300,000

8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 issued and outstanding	114,073	114,073

General Partners Capital	70,432	70,490

Limited Partners Capital	8,403,309	7,024,784

Deferred compensation	(26,524)	(14,871)

Accumulated other comprehensive loss	—	(28,255)

Total Partners’ Capital	9,060,640	7,666,071

Total Liabilities, Minority Interests, Redeemable Units and Partners’ Capital	$18,758,976	$18,794,253

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,

(Dollars in thousands, except per unit amounts)	2001	2000

Revenues:

Rental	$515,130	$379,115

Tenant reimbursements	99,805	68,982

Parking	31,233	26,398

Other	3,043	11,233

Fee income	4,365	2,507

Interest/dividends	9,822	8,617

Total revenues	663,398	496,852

Expenses:

Interest:

Expense incurred	156,921	111,303

Amortization of deferred financing costs	2,703	1,101

Depreciation	114,923	84,397

Amortization	8,983	5,153

Real estate taxes	79,672	59,930

Insurance	4,372	2,711

Repairs and maintenance	66,643	53,105

Property operating	65,299	49,715

Ground rent	3,376	2,438

General and administrative	26,757	22,089

Total expenses	529,649	391,942

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sales of real estate and extraordinary items	133,749	104,910

Minority Interests — partially owned properties	(1,353)	(1,931)

Income from investment in unconsolidated joint ventures	17,864	13,389

Gain on sales of real estate	—	36,998

Income before extraordinary items	150,260	153,366

Extraordinary items	—	(264)

Net income	150,260	153,102

Put option settlement	—	(1,031)

Preferred distributions	(10,877)	(10,883)

Net income available for Units	$139,383	$141,188

Net income available per weighted average Unit outstanding — Basic	$0.40	$0.49

Weighted average Units outstanding — Basic	348,782,348	288,805,951

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.40	$0.48

Weighted average Units and unit equivalents outstanding — Diluted	351,519,782	291,674,501

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,

(Dollars in thousands, except per unit amounts)	2001	2000

Revenues:

Rental	$1,024,265	$737,481

Tenant reimbursements	197,126	131,965

Parking	61,823	53,129

Other	16,206	24,089

Fee income	6,537	4,742

Interest/dividends	20,657	14,321

Total revenues	1,326,614	965,727

Expenses:

Interest:

Expense incurred	314,861	211,835

Amortization of deferred financing costs	4,029	2,478

Depreciation	229,489	168,286

Amortization	18,065	9,539

Real estate taxes	156,334	117,840

Insurance	7,679	5,451

Repairs and maintenance	132,243	101,004

Property operating	134,321	96,503

Ground rent	6,457	4,462

General and administrative	52,396	41,740

Total expenses	1,055,874	759,138

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	270,740	206,589

Minority Interests — partially owned properties	(4,606)	(2,484)

Income from investment in unconsolidated joint ventures	33,290	24,763

Net gain on sales of real estate	—	40,860

Income before extraordinary items and cumulative effect of a change in accounting principle	299,424	269,728

Extraordinary items	—	(875)

Cumulative effect of a change in accounting principle	(1,142)	—

Net income	298,282	268,853

Put option settlement	—	(2,061)

Preferred distributions, net	(21,761)	(21,580)

Net income available for Units	$276,521	$245,212

Net income available per weighted average Unit outstanding — Basic	$0.79	$0.86

Weighted average Units outstanding — Basic	348,630,252	285,093,297

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.79	$0.85

Weighted average Units and unit equivalents outstanding — Diluted	351,452,397	287,924,827

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Net income	$150,260	$153,102	$298,282	$268,853

Other comprehensive income (loss):

Unrealized holding (losses) arising during the period	—	(47,024)	(1,416)	(19,484)

Recognition of permanent impairment on marketable securities	5,587	—	29,671	—

Net comprehensive income	$155,847	$106,078	$326,537	$249,369

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,

(Dollars in thousands)	2001	2000

Operating Activities:

Net income	$298,282	$268,853

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	251,583	180,303

Interest/dividend income accrued but not received	(7,856)	(872)

Permanent impairment write down on marketable securities	8,499	—

Amortization of discounts included in interest/ dividend income	(1,034)	—

Amortization of premiums/ discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	2,343	1,970

Amortization of deferred revenue included in other income	(773)	(2,166)

Compensation related to restricted shares issued to employees by Equity Office	4,958	3,724

Income from unconsolidated joint ventures	(33,290)	(24,763)

Net gain on sales of real estate	—	(40,860)

Extraordinary items	—	875

Cumulative effect of a change in accounting principle	1,142	—

Tenant receivables written-off as uncollectible	8,031	1,378

Allocation to minority interests	4,606	2,484

Changes in assets and liabilities:

Decrease in rents receivable	14,114	9,738

(Increase) in deferred rent receivable	(34,259)	(27,203)

Decrease (increase) in prepaid expenses and other assets	2,490	(89)

(Decrease) in accounts payable and accrued expenses	(74,031)	(4,264)

Increase in other liabilities	11,647	9,350

Net cash provided by operating activities	456,452	378,458

Investing Activities:

Property acquisitions	(35,699)	(19,508)

Acquisition of Cornerstone Properties Limited Partnership	—	(1,158,742)

Property dispositions	8,600	309,049

Payments for capital and tenant improvements	(128,745)	(113,002)

Distributions from unconsolidated joint ventures	69,008	124,601

Investments in unconsolidated joint ventures	(56,246)	(8,206)

Payments of lease acquisition costs	(33,144)	(34,497)

Investment in securities	(683)	(83,047)

Repayment of (investment in) notes receivable	4,382	(1,000)

(Increase) in escrow deposits and restricted cash	(3,502)	(8,738)

Net cash (used for) investing activities	(176,029)	(993,090)

Financing Activities:

Repurchase of Units	—	(119,633)

Proceeds from exercise of share options	27,778	26,615

Redemption of Units	—	(3,780)

Distributions to unitholders	(157,901)	(120,381)

Payment of preferred distributions	(21,761)	(21,767)

Repurchase of preferred units, including transaction costs	—	(890)

Payment of offering costs	(34)	(4)

Distributions to minority interests in partially owned properties	(3,365)	(5,696)

Proceeds from mortgage debt	140,000	190,000

Proceeds from unsecured notes	—	499,320

Proceeds from lines of credit	2,928,250	3,031,800

Principal payments on mortgage debt	(186,764)	(318,047)

Principal payments on lines of credit	(2,979,250)	(2,448,341)

Payments of loan costs	(553)	(14,548)

Net cash (used for) provided by financing activities	(253,600)	694,648

Net increase in cash and cash equivalents	26,823	80,016

Cash and cash equivalents at the beginning of the period	53,256	2,338

Cash and cash equivalents at the end of the period	$80,079	$82,354

Supplemental Information:

Interest paid during the period, including capitalized interest of $9,658 and $8,417, respectively	$324,436	$200,054

Non-Cash Investing and Financing Activities:

Mortgage loans and line of credit assumed through Cornerstone Merger	—	$1,720,449

Net liabilities assumed through Cornerstone Merger	—	$34,507

Minority interest in partially owned properties assumed through Cornerstone Merger	—	$165,154

Common Shares, options and Units issued through Cornerstone Merger	—	$1,577,260

Escrow deposits used for property acquisitions	—	$8,138

Escrow deposits provided by property dispositions	—	$(145,001)

Mortgage loan assumed through property acquisition	—	$65,661

Note receivable and accrued interest receivable contributed for investment in real estate	$23,797	—

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The consolidated financial statements of EOP Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes highlight significant changes to the notes to the December 31, 2000 audited consolidated financial statements of EOP Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K/ A and present interim disclosures as required by the SEC.

NOTE 1 — BUSINESS AND FORMATION OF EOP PARTNERSHIP

      As used herein, “EOP Partnership” means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries. EOP Partnership is a subsidiary of Equity Office Properties Trust (“Equity Office”), a Maryland real estate investment trust, which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the EOP Partnership Predecessors. Equity Office completed its initial public offering (the “IPO”) on July 11, 1997 having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds of the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). EOP Partnership is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, developing, leasing and renovating office properties and parking facilities. Equity Office’s assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through EOP Partnership. Equity Office is the general partner of EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of June 30, 2001, EOP Partnership owned or had an interest in 380 office properties (the “Office Properties”) containing approximately 99.0 million rentable square feet of office space and owned nine stand-alone parking facilities (the “Parking Facilities” and, together with the Office Properties, the “Properties”) containing approximately 14,244 parking spaces. The weighted average occupancy for the Office Properties at June 30, 2001 was approximately 94.6%. The Office Properties are located in 103 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in central business districts (“CBDs”) and 48.7% in suburban markets.

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

  Unaudited Interim Statements

      The consolidated financial statements as of and for the three and six months ended June 30, 2001 and 2000 and related footnote disclosures are unaudited. In the opinion of management, such financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

  Reclassifications

      Certain reclassifications have been made to the previously reported 2000 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 2000 results or combined partners’ capital and redeemable units.

      NOTE 3 — ACQUISITIONS

      On April 30, 2001, EOP Partnership acquired the remaining 33.3% interest in the 120 Montgomery Office Property from an unaffiliated party for approximately $23.8 million. The mortgage note encumbering the Property was prepaid at the time of the close. The total payoff was approximately $47.5 million, which included accrued interest of approximately $0.2 million.

      On June 27, 2001, pursuant to an investment agreement between EOP Partnership and MaguirePartners, an unaffiliated entity, EOP Partnership exercised its option to acquire an 87.5% equity interest in Water’s Edge, an office complex to be developed in the Playa Vista master-planned community in west Los Angeles, California that will consist of approximately 450,000 square feet. The remaining 12.5% interest is owned by MaguirePartners. The consideration for the 87.5% equity interest acquired by EOP Partnership consisted of the contribution of its note receivable from MaguirePartners plus accrued interest of approximately $23.8 million and approximately $3.9 million in cash. The joint venture was formed for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I and acquiring an adjacent parcel for a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. EOP Partnership plans to fund approximately $74.3 million of the Phase I total development costs, which represents 87.5% of the equity component with the balance allocated to construction financing in the form of preferred equity.

NOTE 4 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, property management and development companies and two companies that provide fully

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Balance Sheets:

Real estate, net	$2,950,476	$2,928,225

Other assets	244,584	239,267

Total Assets	$3,195,060	$3,167,492

Mortgage debt	$1,354,246	$1,333,304

Other liabilities	147,403	138,210

Partners’ and shareholders’ equity	1,693,411	1,695,978

Total Liabilities and Partners’ and Shareholders’ Equity	$3,195,060	$3,167,492

EOP Partnership’s share of equity	$1,013,531	$1,016,213

Net excess of cost of investments over/under the net book value of underlying net assets, net of accumulated depreciation of $18,877 and $16,905, respectively	132,745	148,400

Carrying value of investments in unconsolidated joint ventures	$1,146,276	$1,164,613

EOP Partnership’s share of unconsolidated mortgage debt	$845,322	$834,093

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Statements of Operations:

Revenues	$119,836	$78,531	$250,655	$149,801

Expenses:

Interest expense	24,906	10,622	50,216	21,363

Depreciation and amortization	20,208	13,348	41,188	25,420

Operating expenses	48,173	29,195	103,816	57,173

Total expenses	93,287	53,165	195,220	103,956

Net income before cumulative effect of a change in accounting principle	26,549	25,366	55,435	45,845

Cumulative effect of a change in accounting principle	—	—	(2,279)	—

Net income	$26,549	$25,366	$53,156	$45,845

EOP Partnership’s share of net income	$17,864	$13,389	$33,290	$24,763

EOP Partnership’s share of interest expense	$15,406	$4,833	$31,821	$9,947

EOP Partnership’s share of depreciation and amortization (real estate related)	$12,593	$8,584	$25,270	$15,843

      On June 27, 2001, the joint venture that owns Promenade II obtained a second mortgage loan in the amount of $20.0 million. The mortgage note matures on October 1, 2006 and bears an interest rate of 6.90%. EOP Partnership’s portion of the mortgage debt is $10.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 — MORTGAGE DEBT

      On June 27, 2001, second mortgage loans were obtained and secured by the following Office Properties:

			Amount
Property	Maturity Date	Interest Rate	(in thousands)

One Market	10/1/2005	6.90%	$40,000
Bayhill Office Park	12/1/2006	6.90%	40,000
580 California	4/1/2006	6.90%	30,000
Reston Town Center	1/1/2007	6.90%	30,000

			$140,000

NOTE 6 — UNSECURED NOTES

      In June 2001, EOP Partnership entered into an interest rate swap agreement that effectively hedged the fixed interest rate of 6.625% on $400 million of unsecured notes until the maturity of the notes on February 15, 2005. The terms of the interest rate swap require semiannual settlements on February 15 and August 15 which are also the interest payment dates for the $400 million notes. The counterparty is the fixed rate payer and EOP Partnership is the variable rate payer. The variable rate is based on three-month LIBOR plus 109 basis points. The interest rate swap is classified as a derivative under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and as a perfectly effective hedge of the $400 million notes. In accordance with FAS 133 the interest rate swap and the $400 million notes are reflected at market value at June 30, 2001. The mark to market adjustment on the swap was $(2.5) million. The mark to market on the $400 million notes was also $2.5 million which is reflected in the net discount on unsecured notes. Because the swap is considered a perfectly effective hedge under FAS 133, there is no effect on net income from the mark to market adjustments.

NOTE 7 — PARTNERS’ CAPITAL

  Units

      The following table presents the changes in the issued and outstanding Units since March 31, 2001:

Outstanding at March 31, 2001	307,298,375

Reclassification of Redeemable Units(a)	41,056,246

Issued to Equity Office related to Common Shares issued for share option exercises	636,958

Restricted Units cancelled, net	(33,000)

Units issued to Equity Office for Common Shares issued through the Dividend Reinvestment Program	4,165

Outstanding at June 30, 2001.	348,962,744

(a)	Each limited partner of EOP Partnership, excluding Equity Office, may, subject to certain limitations, require that EOP Partnership redeem its Units. Under the partnership agreement of EOP Partnership, Equity Office has the right to assume directly and satisfy the redemption right of a limited partner by issuing its Common Shares or cash in exchange for any Units tendered for redemption. If Equity Office does not assume EOP Partnership’s obligation to redeem the Units, upon redemption the limited partner will receive cash from EOP Partnership in an amount equal to the market value of the Equity Office Common Shares for which the EOP Partnership units would have been redeemed if Equity Office had elected to assume and satisfy EOP Partnership’s obligation by paying Equity Office Common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Shares. Under an assignment and assumption agreement entered into with EOP Partnership on June 29, 2001, if Equity Office elects to assume directly and satisfy the redemption right of a limited partner, EOP Partnership is entitled to make the election as to whether Equity Office issues Common Shares or cash in exchange for units tendered for redemption.

  Distributions

	Distribution		Unitholder
	per Unit	Date Paid	Record Date

Units	$0.45	July 19, 2001	July 6, 2001

Series A Preferred Units	$0.56125	June 15, 2001	June 1, 2001

Series B Preferred Units	$0.65625	May 15, 2001	May 1, 2001

Series C Preferred Units	$0.5390625	June 15, 2001	June 1, 2001

NOTE 8 — INVESTMENT IN SECURITIES

      EOP Partnership has various investments in securities of publicly and privately held companies. During the second quarter of 2001 the investments in the publicly held companies were deemed to be permanently impaired resulting in a charge against net income of approximately $5.6 million. This loss was previously recorded as an unrealized loss and reflected in other comprehensive income.

NOTE 9 — EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per Unit and unit equivalent:

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per unit data)	2001	2000	2001	2000

Numerator:

Net income available for Units before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$139,383	$105,927	$277,663	$206,700

Net gain on sales of real estate (excluding allocation to minority interests of $1,473 for the three and six months ended June 30, 2000)	—	35,525	—	39,387

Extraordinary items	—	(264)	—	(875)

Cumulative effect of a change in accounting principle	—	—	(1,142)	—

Numerator for basic and diluted earnings per Unit and unit equivalent — net income available for Units and unit equivalents	$139,383	$141,188	$276,521	$245,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per unit data)	2001	2000	2001	2000

Denominator:

Denominator for net income available per weighted average Unit outstanding — Basic — weighted average Units outstanding	348,782,348	288,805,951	348,630,252	285,093,297

Effect of dilutive securities:

Units issuable upon exercise of Equity Office share options, put options and restricted shares	2,737,434	2,868,550	2,822,145	2,831,530

Denominator for net income available per weighted average Unit outstanding and unit equivalent outstanding — Diluted — weighted average Units and unit equivalents outstanding	351,519,782	291,674,501	351,452,397	287,924,827

Net income available per weighted average Unit outstanding — Basic:

Net income before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$0.40	$0.37	$0.80	$0.73

Net gain on sales of real estate	—	0.12	—	0.13

Extraordinary items	—	—	—	—

Cumulative effect of a change in accounting principle	—	—	(0.01)	—

Net income per weighted average Unit outstanding — Basic	$0.40	$0.49	$0.79	$0.86

Net income available per weighted average Unit and unit equivalent outstanding — Diluted:

Net income before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$0.40	$0.36	$0.79	$0.71

Net gain on sales of real estate	—	0.12	—	0.14

Extraordinary items	—	—	—	—

Cumulative effect of a change in accounting principle	—	—	—	—

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.40	$0.48	$0.79	$0.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The following securities on a weighted average basis were not included in the computation of net income available per weighted average Unit and unit equivalent since they would have an antidilutive effect:

		For the three months		For the six months ended
		ended June 30,		June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2001	2000	2001	2000

Share options	$30.100	7,717,882	—	6,560,240	—

Share options	$30.020	—	3,387,660	—	—

Share options	$29.920	—	—	—	3,412,451

Series B Preferred Units	$35.700	5,990,000	6,000,000	5,994,807	6,000,000

Warrants	$39.375	5,000,000	5,000,000	5,000,000	5,000,000

Total		18,707,882	14,387,660	17,555,047	14,412,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 10 — SEGMENT INFORMATION

      As discussed in Note 1, EOP Partnership’s primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. EOP Partnership’s long-term tenants are in a variety of businesses and no single tenant is significant to EOP Partnership’s business. The Property Operating Revenues generated at the Corporate and other segment consists of revenues earned by the Parking Facilities primarily from the rental of parking spaces. The Other Revenues generated at the Corporate and other segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments. Information related to this segment for the three and six months ended June 30, 2001 and 2000 is below:

	For the three months ended June 30,

	2001			2000

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property Operating Revenues	$645,276	$3,935	$649,211	$478,046	$7,682	$485,728

Property Operating Expenses	(214,723)	(1,263)	(215,986)	(162,872)	(2,589)	(165,461)

Net operating income	430,553	2,672	433,225	315,174	5,093	320,267

Adjustments to arrive at net income:

Other revenues	1,397	12,790	14,187	454	10,670	11,124

Interest expense(1)	(51,331)	(105,590)	(156,921)	(30,825)	(80,478)	(111,303)

Depreciation and amortization	(121,757)	(4,852)	(126,609)	(87,721)	(2,930)	(90,651)

Ground rent	(3,376)	—	(3,376)	(2,432)	(6)	(2,438)

General and administrative	(1,201)	(25,556)	(26,757)	(613)	(21,476)	(22,089)

Total adjustments to arrive at net income	(176,268)	(123,208)	(299,476)	(121,137)	(94,220)	(215,357)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sales of real estate and extraordinary items	254,285	(120,536)	133,749	194,037	(89,127)	104,910

Minority interests	(1,353)	—	(1,353)	(589)	(1,342)	(1,931)

Income from investment in unconsolidated joint ventures	16,591	1,273	17,864	13,490	(101)	13,389

Gain on sales of real estate	—	—	—	13,478	23,520	36,998

Extraordinary items	—	—	—	—	(264)	(264)

Net income	$269,523	$(119,263)	$150,260	$220,416	$(67,314)	$153,102

Capital and tenant improvements	$59,115	$15,720	$74,835	$58,519	$4,458	$62,977

Total Assets	$18,113,933	$645,043	$18,758,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the six months ended June 30,

	2001			2000

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property Operating Revenues	$1,290,738	$8,682	$1,299,420	$929,038	$17,626	$946,664

Property Operating Expenses	(428,138)	(2,439)	(430,577)	(315,518)	(5,280)	(320,798)

Net operating income	862,600	6,243	868,843	613,520	12,346	625,866

Adjustments to arrive at net income:

Other revenues	2,536	24,658	27,194	874	18,189	19,063

Interest expense(1)	(103,932)	(210,929)	(314,861)	(58,330)	(153,505)	(211,835)

Depreciation and amortization	(242,138)	(9,445)	(251,583)	(173,178)	(7,125)	(180,303)

Ground rent	(6,457)	—	(6,457)	(4,443)	(19)	(4,462)

General and administrative	(1,377)	(51,019)	(52,396)	(725)	(41,015)	(41,740)

Total adjustments to arrive at net income	(351,368)	(246,735)	(598,103)	(235,802)	(183,475)	(419,277)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	511,232	(240,492)	270,740	377,718	(171,129)	206,589

Minority interests	(4,606)	—	(4,606)	(1,027)	(1,457)	(2,484)

Income from investment in unconsolidated joint ventures	31,456	1,834	33,290	24,851	(88)	24,763

Net gain on sales of real estate	—	—	—	17,340	23,520	40,860

Extraordinary items	—	—	—	(611)	(264)	(875)

Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)	—	—	—

Net income	$536,940	$(238,658)	$298,282	$418,271	$(149,418)	$268,853

Capital and tenant improvements	$106,861	$21,884	$128,745	$103,867	$9,135	$113,002

Total Assets	$18,113,933	$645,043	$18,758,976

(1)	Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

  Concentration of Credit Risk

      EOP Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of EOP Partnership believes that this risk is not significant.

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

      EOP Partnership carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which EOP Partnership believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 103 Properties owned as of June 30, 2001 and located in California, 19 have been built since January 1, 1988, and EOP Partnership believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

  Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), EOP Partnership agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2001, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $16.3 million as of June 30, 2001.

      Equity Office has entered into several sale agreements with unaffiliated parties to dispose of certain Office Properties subsequent to June 30, 2001. As of June 30, 2001, the net sales price of these Office Properties is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

greater than their net book value. The net income generated from these Office Properties for the six months ended June 30, 2001, was approximately $4.3 million. The disposal of these Office Properties is contingent upon certain terms and conditions as set forth in their respective sale agreements. There can be no assurance that these dispositions will be consummated.

  Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties have buy/ sell options that may be exercised to acquire the other partner’s interest by either EOP Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

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

NOTE 12 — SUBSEQUENT EVENTS

1.	On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Properties, L.P. (“Spieker Partnership”), Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of $356.3 million of EOP Partnership preferred units. EOP Partnership paid approximately $1.2 billion in cash and Equity Office issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units valued at $29.29 per share/unit. EOP Partnership financed the $1.2 billion cash portion of the purchase price using a combination of available cash and a new $1.0 bridge loan facility that was entered into before the closing of the merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. The $1.0 bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of senior unsecured notes and terminated (see Note 2 below).

Through the Spieker Merger, EOP Partnership acquired approximately 25.8 million square feet of office space, 12.3 million square feet of industrial space and Spieker’s development pipeline.

Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

2.	On July 18, 2001, EOP Partnership issued $1.4 billion of unsecured notes. The notes consisted of the following tranches: $1.1 billion of 7.00% notes due July 15, 2011 at an all-in cost of 7.2% and $300 million of 7.875% notes due July 15, 2031 at an all-in cost of 7.9%. Interest is payable on the notes semiannually on January 15 and July 15 of each year, beginning January 15, 2002. The total proceeds, net of discount and selling commissions, were approximately $1.38 billion. The proceeds were used to repay indebtedness incurred by EOP Partnership to fund the cash portion of the Spieker Merger and for other working capital purposes. The notes are guaranteed by Equity Office.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On July 11, 2001, EOP Partnership entered into an interest rate swap agreement that effectively hedged the fixed interest rate of 7.0% on $500 million of the $1.1 billion notes due July 15, 2011. The terms of the interest rate swap require semiannual settlements on January 15 and July 15 which are also the interest payment dates for the $1.1 billion notes. The counterparty is the fixed rate payer and EOP Partnership is the variable rate payer. The variable rate is based on three-month LIBOR plus 88.33 basis points. The interest rate swap is classified as a derivative under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and as a perfectly effective hedge of the $500 million notes. In accordance with FAS 133 the interest rate swap and the $500 million notes will be reflected at market value. Any mark to market adjustment on the swap will be reflected in other assets and the corresponding mark to market on the $500 million notes will be reflected in the net discount/premium on unsecured notes. Because the swap is considered a perfectly effective hedge under FAS 133, there is no effect on net income from the mark to market adjustments.

3.	In July 2001, EOP Partnership sold 10 industrial properties that were acquired in the Spieker Merger for approximately $156.9 million. There was no gain or loss on the sale of these properties. The industrial properties were located in California and Oregon and consisted of approximately 4.4 million square feet.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2001. Among the factors about which EOP Partnership has made assumptions are the following:

•	Future economic conditions which may have an impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels;

•	EOP Partnership’s ability to merge successfully the operations of Spieker Partnership, L.P. (“Spieker Partnership”) into EOP Partnership’s organization;

•	Prevailing interest rates;

•	Extent of any inflation on operating expenses;

•	EOP Partnership’s ability to reduce various expenses as a percentage of revenues;

•	EOP Partnership’s continuing ability to pay amounts due to its noteholders and preferred unitholders before any distribution to holders of Units;

•	Costs to complete and lease-up pending developments;

•	EOP Partnership’s continued access to adequate credit facilities or other debt financing on acceptable terms; and

•	Demand from EOP Partnership’s customers for office-related services.

      During the six months ended June 30, 2001, EOP Partnership completed the following key transactions:

•	Sold Warner Park Center for approximately $8.95 million;

•	Paid-off approximately $168.1 million of mortgage loans encumbering several Office Properties;

•	Obtained $140 million in mortgage loan financing encumbering several Office Properties;

•	Acquired the remaining 33.3% interest in the 120 Montgomery Office Property for approximately $23.8 million;

•	Acquired an 87.5% interest in Water’s Edge, an office development complex to be developed in the Playa Vista master-planned community in west Los Angeles, California consisting of approximately 450,000 square feet; and

•	Entered into an interest rate swap effectively converting the fixed interest rate on $400 million of senior unsecured notes to a variable rate.

Spieker Merger

      On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Partnership, Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of $356.3 million of EOP Partnership preferred units. EOP Partnership paid approximately $1.2 billion in cash and Equity Office issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units valued at $29.29 per share/unit. EOP Partnership financed the $1.2 billion cash portion of the purchase price using a combination of available cash and a new $1.0 bridge loan facility that was entered into before the closing of the merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. The $1.0 bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of senior unsecured notes and terminated (see Note 12 subfootnote 2 in the Notes to Consolidated Financial Statements for more information).

      Through the Spieker Merger, EOP Partnership acquired approximately 25.8 million square feet of office space, 12.3 million square feet of industrial space and Spieker’s development pipeline.

      Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

      Subsequent to the Spieker Merger, EOP Partnership sold 10 industrial properties that were acquired in the Spieker Merger for approximately $156.9 million. There was no gain or loss on the sale of these properties. The industrial properties were located in California and Oregon and consisted of approximately 4.4 million square feet.

Results of Operations

  General

      The following discussion is based primarily on the consolidated financial statements of EOP Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

      EOP Partnership receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in substantially all major markets in which EOP Partnership owns properties. In particular, the San Francisco, San Jose, Seattle, Orange County, Washington, D.C., and Boston metropolitan statistical areas, in which approximately 38.1% of EOP Partnership’s properties based on square footage are located, experienced an increase in vacancy rates between March 31, 2001 and June 30, 2001 ranging from 1.7% in Seattle to 3.5% in San Jose based on published industry data. At June 30, 2001, vacancy rates in these markets ranged from 8.1% in San Jose to 14.7% in Orange County. During the same period, there also was an increase in the availability of sublease space in most of the other major markets in which EOP Partnership has office properties, ranging up to an estimated high of at June 30, 2001 of 4.3% of all leasable office space in Seattle, 4.2% in San Francisco and 3.2% in San Jose. While market conditions within a particular metropolitan statistical area may vary within various submarkets and property classes, EOP Partnership believes the foregoing data are illustrative of current market trends. Although a reduction in tenant demand ultimately may result in decreased market rents, EOP Partnership believes that it is too soon to draw any conclusions about where market rents ultimately will stabilize. Increases in overall vacancy rates and the availability of sublease space and/or declines in market rents could adversely affect EOP Partnership’s occupancy rates, the rents it can charge on expiring leases as well as its revenues and operating results in subsequent periods.

      Below is a summary of EOP Partnership’s acquisition and disposition activity since January 1, 2000. The buildings and total square feet shown include Properties EOP Partnership owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partners’ share of the square feet of these Properties, EOP Partnership effectively owned 92.8 million square feet of office space as of June 30, 2001.

	Office Properties
			Parking Facilities
		Total Square
	Buildings	Feet	Garages	Spaces

Properties owned as of:

January 1, 2000	294	77,015,610	20	20,506

Acquisitions	85	20,980,290	—	—

Developments placed in service	9	1,843,653	—	—

Dispositions	(7)	(964,136)	(11)	(6,992)

Building remeasurements	—	120,577	—	730

December 31, 2000	381	98,995,994	9	14,244

Dispositions	(1)	(58,183)	—	—

Building remeasurements	—	44,568	—	—

March 31, 2001	380	98,982,379	9	14,244

Building remeasurements	—	918	—

June 30, 2001 (“Total Portfolio”)	380	98,983,297	9	14,244

      Primarily as a result of the Cornerstone Merger in June 2000 and the disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, EOP Partnership does not believe its period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes in the Total Portfolio.

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue, Access services revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended June 30, 2001 to June 30, 2000

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 288 Office Properties and nine Parking Facilities acquired or placed in service on or prior to April 1, 2000.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

Property revenues	$649,211	$485,728	$163,483	33.7%	$475,339	$450,551	$24,788	5.5%

Fee income	4,365	2,507	1,858	74.1	—	—	—	—

Interest/dividend income	9,822	8,617	1,205	14.0	897	1,610	(713)	(44.3)

Total revenues	663,398	496,852	166,546	33.5	476,236	452,161	24,075	5.3

Interest expense	156,921	111,303	45,618	41.0	31,533	30,973	560	1.8

Depreciation and amortization	126,609	90,651	35,958	39.7	92,333	81,654	10,679	13.1

Property operating expenses	215,986	165,461	50,525	30.5	158,995	155,024	3,971	2.6

Ground rent	3,376	2,438	938	38.5	3,023	2,395	628	26.2

General and administrative	26,757	22,089	4,668	21.1	689	254	435	171.3

Total expenses	529,649	391,942	137,707	35.1	286,573	270,300	16,273	6.0

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sales of real estate and extraordinary items	133,749	104,910	28,839	27.5	189,663	181,861	7,802	4.3

Minority interests	(1,353)	(1,931)	578	(29.9)	(18)	(418)	400	(95.7)

Income from investment in unconsolidated joint ventures	17,864	13,389	4,475	33.4	12,517	10,958	1,559	14.2

Gain on sales of real estate	—	36,998	(36,998)	(100.0)	—	—	—	—

Extraordinary items	—	(264)	264	(100.0)	—	—	—	—

Net income	$150,260	$153,102	$(2,842)	(1.9)%	$202,162	$192,401	$9,761	5.1%

Property revenues less property operating expenses before interest expense, depreciation and amortization, ground rent and general and administrative	$433,225	$320,267	$112,958	35.3%	$316,344	$295,527	$20,817	7.0%

Net deferred rental revenue	$11,374	$14,910	$(3,536)	(23.7)%	$5,274	$13,547	$(8,273)	(61.1)%

Lease termination fees	$1,814	$5,045	$(3,231)	(64.0)%	$1,209	$4,549	$(3,340)	(73.4)%

  Property Revenues

      The increase in property revenues in the Core Portfolio resulted from an increase in rental rates and an increase in occupancy. The weighted average occupancy of the Core Portfolio increased from 93.9% at April 1, 2000 to 94.8% at June 30, 2001, mainly due to the lease up of vacant space. Included in Property Revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although EOP Partnership has historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

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

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger. In addition, the following statistics for each period for the Total Portfolio are as follows:

•	Total debt to total assets increased to 46.4% from 46.1%;

•	Interest coverage ratio decreased to 2.7 times from 2.9 times; and

•	Weighted average interest rate remained stable at 7.5%.

      Core Portfolio interest expense increased from the prior period due to the financing of Park Avenue Tower and 850 Third Avenue partially offset by the paydown of mortgage debt on certain Properties. Interest expense on unsecured notes and the line of credit are not reflected in the Core Portfolio.

  Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Cornerstone Merger in June 2000 and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

  Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of an increase in utilities of $2.8 million consisting mostly of electricity expense. Management has noted the potential for further increases in utility costs as a result of service disruptions that have occurred in California and may occur elsewhere. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. EOP Partnership believes the majority of any increase will be offset, in part, by expense reimbursements from tenants.

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

  Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to an increase in property revenues at several Office Properties, the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000 and the partial sale of two Office Properties in June 2000. EOP Partnership retained an equity interest in the Office Properties that were partially sold and accounts for its remaining interests under the equity method of accounting. Prior to the sale, the results of operations of such Office Properties were consolidated.

Comparison of the six months ended June 30, 2001 to June 30, 2000

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 288 Office Properties and nine Parking Facilities acquired or placed in service on or prior to January 1, 2000.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

Property revenues	$1,299,420	$946,664	$352,756	37.3%	$944,202	$892,527	$51,675	5.8%

Fee income	6,537	4,742	1,795	37.9	—	—	—	—

Interest/dividend income	20,657	14,321	6,336	44.2	1,724	2,127	(403)	(18.9)

Total revenues	1,326,614	965,727	360,887	37.4	945,926	894,654	51,272	5.7

Interest expense	314,861	211,835	103,026	48.6	64,009	61,229	2,780	4.5

Depreciation and amortization	251,583	180,303	71,280	39.5	185,488	165,442	20,046	12.1

Property operating expenses	430,577	320,798	109,779	34.2	318,287	304,507	13,780	4.5

Ground rent	6,457	4,462	1,995	44.7	5,754	4,419	1,335	30.2

General and administrative	52,396	41,740	10,656	25.5	682	238	444	186.6

Total expenses	1,055,874	759,138	296,736	39.1	574,220	535,835	38,385	7.2

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	270,740	206,589	64,151	31.1	371,706	358,819	12,887	3.6

Minority interests	(4,606)	(2,484)	(2,122)	85.4	(1,112)	(855)	(257)	30.1

Income from investment in unconsolidated joint ventures	33,290	24,763	8,527	34.4	24,424	20,965	3,459	16.5

Net gain on sales of real estate	—	40,860	(40,860)	(100.0)	—	—	—	—

Extraordinary items	—	(875)	875	(100.0)	—	(611)	611	(100.0)

Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)	—	—	—	—	—

Net income	$298,282	$268,853	$29,429	10.9%	$395,018	$378,318	$16,700	4.4%

Property revenues less property operating expenses before interest expense, depreciation and amortization, ground rent and general and administrative	$868,843	$625,866	$242,977	38.8%	$625,915	$588,020	$37,895	6.4%

Net deferred rental revenue	$25,698	$27,116	$(1,418)	(5.2)%	$13,368	$25,351	$(11,983)	(47.3)%

Lease termination fees	$8,564	$12,273	$(3,709)	(30.2)%	$2,550	$11,754	$(9,204)	(78.3)%

  Property Revenues

      The increase in property revenues in the Core Portfolio resulted from an increase in rental rates and an increase in occupancy. The weighted average occupancy of the Core Portfolio increased from 93.9% at January 1, 2000 to 94.8% at June 30, 2001, mainly due to the lease up of vacant space. Included in Property Revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although EOP Partnership has historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

  Interest/Dividend Income

      Total Portfolio interest/dividend income increased primarily as a result of a $75 million investment in May 2000 in the HQ Series A Preferred Stock. The HQ Series A Preferred Stock has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger. In addition, the following statistics for each period for the Total Portfolio are as follows:

•	Total debt to total assets increased to 46.4% from 46.1%;

•	Interest coverage ratio decreased to 2.7 times from 2.9 times; and

•	Weighted average interest rate remained stable at 7.5%.

      Core Portfolio interest expense increased from the prior period due to the financing of Park Avenue Tower and 850 Third Avenue partially offset by the paydown of mortgage debt on certain Properties. Interest expense on unsecured notes and the line of credit are not reflected in the Core Portfolio.

  Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Cornerstone Merger in June 2000 and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

  Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of increases in utilities of $8.1 million consisting primarily of electricity and repairs and maintenance of $3.4 million primarily due to higher wages and increases in contract services. Management has noted the potential for further increases in utility costs as a result of service disruptions that have occurred in California and may occur elsewhere. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. EOP Partnership believes the majority of any increase will be offset, in part, by expense reimbursements from tenants.

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

  Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to an increase in property revenues at several Office Properties, the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000 and the partial sale of two Office Properties in June 2000. EOP Partnership retained an equity interest in the Office Properties that were partially sold and accounts for its remaining interests under the equity method of accounting. Prior to the sale, the results of operations of such Office Properties were consolidated.

Access Income

      EOP Partnership generates additional income by providing its tenants with access to services and by investments in companies that provide tenant services. Below is a table summarizing this income:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

(Dollars in thousands)	2001	2000	2001	2000

Revenues:

Other Income

Access services(a)	$4,072	$2,553	$7,310	$4,587

Amortization of deferred revenue	240	1,130	773	2,166

Interest/Dividend Income

HQ Global Workplaces, Inc.	3,183	872	6,267	872

Income from Unconsolidated Joint Ventures

Regus Equity and HQ Global Business Centers	144	(303)	576	(679)

Access Services	351	240	678	369

Total Access Income	$7,990	$4,492	$15,604	$7,315

(a)	Amounts reflected for Access include income from the following access services: Telecom, Adcom, ATMs, Equity Health Clubs, Book Fairs and Vending.

Liquidity and Capital Resources

  Liquidity

      Net cash from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. EOP Partnership’s partnership agreement generally requires EOP Partnership to distribute substantially all of the net cash from operations each quarter and to make reasonable efforts to distribute to Equity Office enough cash for it to meet Equity Office’s 90% of taxable income distribution requirement. EOP Partnership expects that its line of credit will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs. EOP Partnership currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, EOP Partnership has established annual distribution rates as follows:

•	$1.80 per annum per Unit (increased to $2.00 per annum per Unit effective in the third quarter 2001);

•	8.98% per annum ($2.245 per unit) for each Series A Preferred Unit;

•	5.25% per annum ($2.625 per unit) for each Series B Preferred Unit;

•	8.625% per annum ($2.15625 per unit) for each Series C Preferred Unit;

•	9.45% per annum ($2.3625 per unit) for each Series D Preferred Unit issued in connection with the Spieker Merger;

•	7.875% per annum ($1.96875 per unit) for each Series E Preferred Unit issued in connection with the Spieker Merger; and

•	8.0% per annum ($2.00 per unit) for each Series F Preferred Unit issued in connection with the Spieker Merger.

      Since EOP Partnership’s anticipated distributions will not allow EOP Partnership, using only cash from operations, to payoff all of its debt as it comes due, EOP Partnership will be required to repay maturing debt with proceeds from debt and/ or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

  Debt Financing

      The table below summarizes the mortgage debt, unsecured notes and the line of credit indebtedness at June 30, 2001 and December 31, 2000, including a net unamortized discount on mortgage debt of $(18,904) and $(17,825), respectively, and a net unamortized discount on unsecured notes of $(5,884) and $(3,807), respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Debt Summary:
Balance

Fixed rate(a)	$8,666,074	$8,618,517

Variable rate	36,000	184,477

Total	$8,702,074	$8,802,994

Percent of total debt:

Fixed rate	99.6%	97.9%

Variable rate	0.4%	2.1%

Total	100.0%	100.0%

Effective interest rate at end of period:

Fixed rate	7.5%	7.5%

Variable rate	4.6%	7.7%

Effective interest rate	7.5%	7.5%

      The variable rate debt bears interest at an interest rate based on a various spreads over LIBOR.

(a)	$400 million of senior unsecured notes due February 15, 2005 have a coupon rate of 6.625%. EOP Partnership entered into an interest rate swap agreement with a counterparty effectively converting the fixed rate to a variable rate based on three-month LIBOR plus 109 basis points.

Mortgage Debt

      As of June 30, 2001, total mortgage debt (excluding EOP Partnership’s share of unconsolidated mortgage debt of approximately $845.3 million) consisted of approximately $2.8 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points. EOP Partnership’s mortgage debt at June 30, 2001 will mature as follows:

(Dollars in thousands)

2001	$19,527

2002	132,177

2003	201,908

2004	327,173

2005	567,210

Thereafter	1,638,867

Subtotal	2,886,862

Net discount (net of accumulated amortization of $3.2 million)	(18,904)

Total	$2,867,958

      The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

Line of Credit

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000 (the “Line of Credit”). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Equity Office has guaranteed the outstanding obligation under the Line of Credit. As of July 31, 2001, there was no balance outstanding on the Line of Credit.

Term Loan Facility

      Prior to the closing of the Spieker Merger on July 2, 2001, EOP Partnership obtained a $1.0 billion bridge term facility to finance the cash portion of the Spieker Merger. This $1.0 billion bridge term facility was repaid and terminated in July 2001 with proceeds from a $1.4 billion unsecured note offering. The unsecured notes, which are guaranteed by Equity Office, consist of the following tranches: $1.1 billion of 7.00% notes due July 15, 2011 at an all-in cost of 7.2% and $300 million of 7.875% notes due July 15, 2031 at an all-in cost of 7.9%. The total proceeds, net of discount and selling commissions, were approximately $1.38 billion. On July 11, 2001, EOP Partnership entered into an interest rate swap agreement that effectively hedged the fixed interest rate of 7.00% on $500 million of the $1.1 billion notes due July 15, 2011. The terms of the interest rate swap agreement require semiannual settlements on January 15 and July 15 which are also the interest payment dates for the $1.1 billion notes. The counterparty is the fixed rate payer and EOP Partnership is the variable rate payer. The variable rate is based on three-month LIBOR plus 88.33 basis points.

Unsecured Notes

      The table below summarizes EOP Partnership’s unsecured notes outstanding as of June 30, 2001:

Term (in years)	Maturity Date	Amount		Net Proceeds	Stated Rate	Effective Rate(1)

		(Dollars in thousands)

3	1/15/02	$200,000		$198,593	6.38%	6.62%

4	2/15/02	250,000	(2)	252,225	6.38%	6.30%

5	2/15/03	300,000		294,120	6.38%	6.76%

3	11/15/03	400,000		397,874	7.38%	7.55%

5	1/15/04	300,000		297,034	6.50%	6.71%

6	6/15/04	250,000		247,269	6.50%	6.68%

7	9/1/04	30,000		29,960	7.24%	7.26%

7	2/15/05	400,000	(3)	388,089	6.63%	7.02%

8	9/1/05	50,000		48,705	7.36%	7.69%

6	3/15/06	500,000		493,531	8.38%	8.59%

9	9/1/06	50,000		48,624	7.44%	7.74%

9	6/15/07	300,000		299,957	6.76%	6.76%

10	9/1/07	50,000		48,584	7.41%	7.70%

7	11/15/07	600,000		593,374	7.75%	7.91%

10	2/15/08	300,000		291,655	6.75%	7.01%

8	11/15/08	325,000	(4)	314,594	7.25%	7.64%

10	1/15/09	500,000		493,942	6.80%	6.94%

10	8/1/10	360,000		356,213	8.10%	8.22%

20	2/15/18	250,000		234,881	7.25%	7.54%

30	6/15/28	225,000		221,138	7.25%	7.31%

30	4/19/29	200,000		196,842	7.50%	7.55%

Subtotal		5,840,000		$5,747,204	7.16%	7.35%

Net discount (net of accumulated

amortization $.7 million)		(5,884)

Total		$5,834,116

(1)	Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2)	The notes are subject to mandatory redemption and a remarketing agreement in 2002 but do not mature until 2012.

(3)	In June 2001, EOP Partnership entered into an interest rate swap agreement that effectively converted the fixed interest rate of 6.625% on $400 million of unsecured notes maturing on February 15, 2005 to a variable rate based on three-month LIBOR plus 109 basis points.

(4)	These notes are exchangeable into Equity Office Common Shares at an exchange price of $34.00 per share, which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Shares. The notes were issued by EOP Partnership and are guaranteed by Equity Office. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis.

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

      EOP Partnership and Equity Office filed another shelf registration statement, which was declared effective by the SEC on June 19, 2001, relating to the issuance from time to time of up to an additional $3.0 billion of unsecured debt securities of EOP Partnership and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering, plus $4.0 billion of guarantees by Equity Office. The unused portion of the August 2000 registration statement also was added to the June 2001 registration statement. In July 2001, EOP Partnership issued $1.4 billion of unsecured notes under this registration statement, all of which are guaranteed by Equity Office.

  Restrictions and Covenants

      Agreements or instruments relating to the unsecured notes and the Line of Credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

Equity Securities

      A summary of the activity of Equity Office’s Common Shares, redeemable common shares, and EOP Partnership’s Units (exclusive of Units owned by Equity Office) during the three months ended June 30, 2001 is as follows:

		Redeemable
	Common Shares	Units	Units	Total

Outstanding at March 31, 2001	307,298,375	42,774,090	—	350,072,465

Reclassification of Redeemable Units (a)	—	(41,056,246)	41,056,246	—

Units redeemed to Equity Office related to Common Shares issued in exchange for redeemable units	741,095	—	(741,095)	—

Share options exercised	636,958	—	—	636,958

Restricted shares cancelled, net	(33,000)	—	—	(33,000)

Issued through the Dividend Reinvestment Program	4,165	—	—	4,165

Outstanding at June 30, 2001	308,647,593	1,717,844	40,315,151	350,680,588

(a)	Each limited partner of EOP Partnership, excluding Equity Office, may, subject to certain limitations, require that EOP Partnership redeem its Units. Under the partnership agreement of EOP Partnership, Equity Office has the right to assume directly and satisfy the redemption right of a limited partner by issuing its Common Shares or cash in exchange for any Units tendered for redemption. If Equity Office does not assume EOP Partnership’s obligation to redeem the Units, upon redemption the limited partner will receive cash from EOP Partnership in an amount equal to the market value of the Equity Office Common Shares for which the EOP Partnership units would have been redeemed if Equity Office had elected to assume and satisfy EOP Partnership’s obligation by paying Equity Office Common Shares. Under an assignment and assumption agreement entered into with EOP Partnership on June 29, 2001, if Equity Office elects to assume directly and satisfy the redemption right of a limited partner, EOP Partnership is entitled to make the election as to whether Equity Office issues Common Shares or cash in exchange for units tendered for redemption.

Investment in Securities

      EOP Partnership owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of common or preferred stock, vested and unvested warrants to acquire common stock and an interest in a limited liability company. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of June 30, 2001:

	Square Feet		Capital	Shares	Warrants	Book
Company	(in millions)(b)	Symbol	Investment	Received(c)	Received(c)	Value(d)

			(Dollars in			(Dollars in
			thousands)			thousands)

Allied Riser Communication Corp.	94	ARCC	$2,080	2,688,520	90,224	$1,298

Broadband Office, Inc.(a)	58	Privately Held	3,699	2,656,609	—	3,699

Captivate Network, Inc.	72	Privately Held	8,431	2,287,169	2,406,781	10,410

Cypress Communications	17	CYCO	829	828,950	919,581	249

HQ Global Workplace	—	Privately Held	88,363	1,839,497	555,911	88,363

Constellation Real Technologies	—	Privately Held	3,432	—	—	3,432

CenterBeam, Inc.	—	Privately Held	7,001	664,767	31,160	7,001

Total			$113,835	10,965,512	4,003,657	$114,452

(a)	In May 2001, Broadband filed for Chapter 11 bankruptcy. Another telecom provider, Yipes, has received approval from federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes, has executed agreements with nine major real estate entities, including EOP Partnership to assume telecom licensing agreements (TLAs) in modified formats. As part of this transaction, EOP Partnership has acquired ownership of the wiring previously owned by Broadband in consideration for conveyance of its equity interest in Broadband.

(b)	The Square Feet (in millions) represents the portion of EOP Partnership’s portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These square footage amounts are subject to change upon the signing of additional licensing agreements. As of June 30, 2001, approximately 84% of EOP Partnership’s portfolio was wired and operational by at least one of EOP Partnership’s strategic telecommunications providers.

(c)	Common/preferred shares and warrants received may include amounts allocable to joint venture partners. EOP Partnership may earn additional common/ preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(d)	EOP Partnership’s investments in publicly traded companies are adjusted to reflect their current market values. EOP Partnership’s investments in privately held entities were recorded at estimated fair values when the investments were made.

Market Risk

      Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in EOP Partnership’s Form 10-K/A for the year ended December 31, 2000, except as noted below:

      In June 2001, EOP Partnership entered into an interest rate swap agreement that effectively hedged the fixed interest rate of 6.625% on $400 million of unsecured notes until the maturity of the notes on February 15, 2005. The terms of the interest rate swap agreement require semiannual settlements on February 15 and August 15 which are also the interest payment dates for the $400 million notes. The counterparty is the fixed rate payer and EOP Partnership is the variable rate payer. The variable rate is based on three-month LIBOR plus 109 basis points. The interest rate swap is classified as a derivative under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and as a perfectly effective hedge of the $400 million notes. In accordance with FAS 133 the interest rate swap and the $400 million notes are reflected at market value at June 30, 2001. The mark to market adjustment on the swap was $(2.5) million. The mark to market on the $400 million notes was also $2.5 million which is reflected in the net discount on unsecured notes. Because the swap is considered a perfectly effective hedge under FAS 133 there is no effect on net income from the mark to market adjustments.

      On July 11, 2001, EOP Partnership entered into an interest rate swap agreement that effectively hedged the fixed interest rate of 7.0% on $500 million of the $1.1 billion notes due July 15, 2011. The terms of the interest rate swap require semiannual settlements on January 15 and July 15 which are also the interest payment dates for the $1.1 billion notes. The counterparty is the fixed rate payer and EOP Partnership is the variable rate payer. The variable rate is based on three-month LIBOR plus 88.33 basis points. The interest rate swap is classified as a derivative under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and as a perfectly effective hedge of the $500 million notes. In accordance with FAS 133 the interest rate swap and the $500 million notes will be reflected at market value. Any mark to market adjustment on the swap will be reflected in other assets and the corresponding mark to market on the $500 million notes will be reflected in the net discount/ premium on unsecured notes. Because the swap is considered a perfectly effective hedge under FAS 133 there is no effect on net income from the mark to market adjustments.

Capital and Tenant Improvements

  Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. EOP Partnership categorized these capital expenditures as follows:

•	Non-recurring capital improvements — capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the Property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);

•	Recurring capital expenditures — capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment);

•	Development costs — all hard and soft costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the Property is substantially complete and ready for its intended use;

  Tenant Improvements and Leasing Commissions:

      Costs related to the renovation, alteration or build-out of either raw space or existing second generation space are capitalized. These tenant improvements and leasing commissions may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      EOP Partnership categorizes these tenant improvements and leasing commissions as follows:

•	Revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more; and

•	Non-revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

      The table below details the amounts incurred for each type of improvement:

For the six months ended
(Dollars in thousands, except per square foot amounts)	June 30, 2001

Capital Improvements:

Development costs	$30,914

Non-recurring capital improvements	$16,025

Recurring capital expenditures	$13,544

Recurring capital expenditures per weighted average square foot	$.14

Tenant improvements and leasing commissions:
The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid which is a more useful measure of the total Tenant Improvements and Leasing Commissions cost for the period presented.

Revenue enhancing	$14,495

Per square foot leased	$23.79

Non-revenue enhancing:

Non-revenue enhancing — renewals	$19,659

Per square foot leased	$8.78

Non-revenue enhancing — retenanted	$69,594

Per square foot leased	$18.18

Total non-revenue enhancing	$89,253

Per square foot leased	$14.71

      The above information includes actual capital improvements and tenant improvements and leasing commissions for leases which commenced during the period for the six months ended June 30, 2001. The amounts included in the Consolidated Statements of Cash Flows represent the cash expenditures made during this period. The difference between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment. The reconciliation between the above amounts and the Consolidated Statements of Cash Flows is as follows:

For the six months ended
(Dollars in thousands)	June 30, 2001

Total Capital Improvements, Tenant Improvements and Leasing Commissions per above	$164,231

Timing Differences	(21,782)

Corporate Furniture, Fixtures and Equipment	19,440

Total Capital Improvements, Tenant Improvements and Leasing Commissions per Statement of Cash Flows	$161,889

Developments

      EOP Partnership currently owns several Properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The Properties under development as of June 30, 2001 are as follows:

  Consolidated Developments:

	Estimated
	Placed in
	Service		Number of	Square
Wholly-Owned	Date(a)	Location	Buildings	Feet

Parkside Towers(c)	4Q/2001	Foster City, CA	2	398,000

EJ Randolph II	2Q/2002	McLean, VA	1	122,000

			3	520,000

Joint Venture (MaguirePartners)

Water’s Edge Phase I(d)	3Q/2002	Los Angeles, CA	2	261,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	EOP Partnership’s

		Costs		Total
	Effective	Incurred	Total	Project	Current
	Ownership	as of	Estimated	Estimated	Percentage
Wholly-Owned	Percentage	6/30/01	Costs(a)	Cost(b)	Leased

	(Dollars in thousands)

Parkside Towers(c)	100%	$85,569	$132,100	$132,100	96%

EJ Randolph II	100%	11,056	35,700	35,700	100%

		$96,625	$167,800	$167,800	97%

Joint Venture (MaguirePartners)

Water’s Edge Phase I(d)	87.5%	$27,673	$74,300	$76,500	0%

  Unconsolidated Developments:

					EOP Partnership’s

						Costs
	Estimated				Effective	Incurred
	Placed in				Ownership	as of
Wilson/Equity Office	Service		Number of	Square	Percentage	6/30/01
Developments(e)	Date(f)	Location	Buildings	Feet	(f)	(f)

San Rafael Corporate Center	4Q/2001 and 1Q/2004	San Rafael, CA	5	388,000	80%	$32,747

Foundry Square (fka First and Howard)(h)	2Q/2002 - 3Q/2003	San Francisco, CA	4	1,260,000	(h)	51,474

Ferry Building(i)	3Q/2002	San Francisco, CA	1	242,000	80%	17,684

Concar(j)	4Q/2002	San Mateo, CA	2	207,000	80%	7,200

			12	2,097,000		$109,105

	Grand Total/Weighted Average		17	2,878,000		$233,403

[Additional columns below]

[Continued from above table, first column(s) repeated]

	EOP Partnership’s

		Total
	Total	Project	Current
Wilson/Equity Office	Estimated	Estimated	Percentage
Developments(e)	Costs(f)	Costs(g)	Leased

San Rafael Corporate Center	$118,200	$147,800	0%

Foundry Square (fka First and Howard)(h)	249,000	436,200	42%

Ferry Building(i)	66,000	82,400	0%

Concar(j)	55,200	68,500	99%

	$488,400	$734,900	35%

	$730,500	$979,200	43%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period. The Total Estimated Costs represent current estimates of total development costs, including amounts required to tenant the property and are based on EOP Partnership’s Effective Ownership Percentage. These costs are estimates and are subject to change upon or prior to completion of the development.

(b)	Total Project Estimated Costs represents 100% of the estimated costs including EOP Partnership’s and any unaffiliated third party’s portions. These costs are subject to change upon or prior to the completion of the development and include amounts required to tenant the property.

(c)	Parkside Towers is 96% leased to Inktomi, however, Inktomi has notified EOP Partnership that it does not intend to take occupancy of the building. Inktomi remains obligated for this lease and is currently marketing the property for sublease.

(d)	EOP Partnership and MaguirePartners have entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I and acquiring an adjacent parcel for a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. EOP Partnership plans to fund approximately $74.3 million of the Phase I total development cost, which represents 87.5% of the equity component with the balance allocated to construction financing in the form of preferred equity.

(e)	EOP Partnership and Wilson Investors (“WI”) entered into a joint venture agreement to form Wilson/ Equity Office (“W/ EO”) for the purpose of developing, constructing, leasing and managing developments in northern California. W/ EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/ EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership will loan up to $25 million to WI for its required contribution to W/ EO at a 15% return per annum. The current outstanding balance of this loan as of 6/30/01 is approximately $13.5 million.

EOP Partnership has created or anticipates creating joint ventures with W/ EO, and in certain cases, unaffiliated third parties for the development properties included herein. The costs for these developments will be funded by EOP Partnership and W/ EO in a 60%/40% ratio and in some cases by third parties as described within each developments’ respective operating agreement. The Board of Trustees has also authorized Equity Office to negotiate and enter into an agreement with W/ EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing 36 months after initial funding (or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unrelated third-party investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/ EO Operating Agreement, EOP Partnership is entitled to purchase the W/ EO interest in each development subsequent to project stabilization.

(f)	The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Effective Ownership Percentage represents EOP Partnership’s direct interest in the development and its 49.9% interest in W/ EO. EOP Partnership’s Costs Incurred as of June 30, 2001 and Total Estimated Costs are based on EOP Partnership’s Effective Ownership Percentage. The remaining ownership interest/costs are owned/funded by WI through its investment in W/ EO and on certain developments with unaffiliated third parties.

(g)	Total Project Estimated Costs represent 100% of the estimated costs including EOP Partnership’s, WI’s and any unaffiliated third party’s portions. These costs are subject to change upon or prior to the completion of the development and include amounts required to tenant the property.

(h)	Foundry Square is a project with four sites, each of which has a separate joint venture structure. EOP Partnership’s Effective Ownership Percentages are approximately 64%, 68%, 40% and 40%, for Sites I through IV, respectively.

(i)	Under the terms of the lease for the property, the lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the lessee (8% prior to project stabilization). Other partners may share in excess cash flow, if any.

(j)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee, calculated at 25.7% of proceeds prior to a 14% cumulative return (18% after 2018) and 20.7% thereafter.

      In addition to the developments described above, EOP Partnership owns, or has under option, various land parcels available for development. These sites represent possible future development of up to approximately seven million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, which is uncertain. These various sites include, among others: Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; and City Center Bellevue, Bellevue, WA.

Impact of New Accounting Standards

      On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. EOP Partnership adopted the standard and applied it to the accounting for the Spieker Merger that closed on July 2, 2001.

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

      The following table reflects the calculation of Funds from Operations for the three and six months ended June 30, 2001 and 2000, respectively:

	For the
	Three Months Ended
	June 30,

(Dollars in thousands)	2001	2000

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sales of real estate and extraordinary items	$133,749	$104,910

Add (deduct):

Income allocated to minority interests for partially owned properties (excluding allocation of gain on sale of real estate)	(1,353)	(458)

Income from investment in unconsolidated joint ventures	17,864	13,389

Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	133,301	97,298

Put option settlement	—	(1,031)

Preferred distributions	(10,877)	(10,883)

Funds from Operations(1)	272,684	203,225

Less deferred rental revenue	(12,045)	(15,525)

Plus deferred rental expense	671	615

Adjusted Funds from Operations	$261,310	$188,315

Cash flow provided by (used for):

Operating Activities	$263,651	$268,969

Investing Activities	$(112,357)	$(927,161)

Financing Activities	$(108,825)	$724,170

Ratio of earnings to combined fixed charges and preferred unit distributions	1.9	1.9

	For the
	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$270,740	$206,589

Add (deduct):

Income allocated to minority interests for partially owned properties (excluding allocation of gain on sale of real estate)	(4,606)	(1,011)

Income from investment in unconsolidated joint ventures	33,290	24,763

Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	267,612	192,084

Put option settlement	—	(2,061)

Preferred distributions	(21,761)	(21,580)

Funds from Operations(1)	545,275	398,784

Less deferred rental revenue	(27,030)	(28,232)

Plus deferred rental expense	1,332	1,116

Adjusted Funds from Operations	$519,577	$371,668

Cash flow provided by (used for):

Operating Activities	$456,452	$378,458

Investing Activities	$(176,029)	$(993,090)

Financing Activities	$(253,600)	$694,648

Ratio of earnings to combined fixed charges and preferred unit distributions	1.8	1.8

(1)	The White Paper on Funds from Operations approved by NAREIT in March 1995 defines Funds from Operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. EOP Partnership believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of EOP Partnership to incur and service debt, to make capital expenditures and to fund other cash needs. EOP Partnership computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than EOP Partnership. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of EOP Partnership’s financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of EOP Partnership’s liquidity, nor is it indicative of funds available to fund EOP Partnership’s cash needs, including its ability to make cash distributions.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk section.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST its general partner

Date: August 13, 2001

By:	/s/ STANLEY M. STEVENS

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: August 13, 2001

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2001, as amended, by and among Equity Office, EOP Partnership, Spieker and Spieker Partnership (incorporated by reference to Annex A to the joint proxy statement/ prospectus included in Equity Office’s Registration Statement on Form S-4, as amended, File No. 333-57526, as filed with the SEC on June 6, 2001)
3.1	Third Amended and Restated Agreement of Limited Partnership (incorporated herein by reference to Exhibit 99.5 to EOP Partnership’s Current Report on Form 8-K)
4.1	Credit Agreement for $1,000,000,000 Term Loan Facility, dated as of June 11, 2001, by and among EOP Partnership and the Banks listed therein (incorporated herein by reference to Exhibit 99.9 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	The Chase Manhattan Bank $271,666,666.67 Note Under the Credit Agreement for $1,000,000,000 Term Loan Facility (incorporated herein by reference to Exhibit 99.10 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	Bank of America, N.A. $271,666,666.67 Note Under the Credit Agreement for $1,000,000,000 Term Loan Facility (incorporated herein by reference to Exhibit 99.11 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	Citicorp Real Estate, Inc. $271,666,666.67 Note Under the Credit Agreement for $1,000,000,000 Term Loan Credit Facility (incorporated herein by reference to Exhibit 99.12 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.5	Dresdner Bank AG, New York and Grand Cayman Branches $75,000,000 Note Under the Credit Agreement for $1,000,000,000 Term Loan Facility (incorporated herein by reference to Exhibit 99.13 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.6	Bankers Trust Company $271,666,666.67 Note Under the Credit Agreement for $1,000,000,000 Term Loan Facility (incorporated herein by reference to Exhibit 99.14 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.7	PNC Bank, National Association $271,666,666.67 Note Under the Credit Agreement for $1,000,000,000 Term Loan Facility (incorporated herein by reference to Exhibit 99.15 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.8	Guarantee of Payment, dated as of June 11, 2001, between Equity Office and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.16 to Equity Officer’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.9	Indenture, dated as of December 6, 1995, among Spieker and State Street Bank and Trust, as Trustee (incorporated herein by reference to Exhibit 99.17.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit
No.		Exhibit Description

4.1	0	First Supplemental Indenture, dated as of December 11, 1995, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.2 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	1	Second Supplemental Indenture, dated as of December 11, 1995, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.3 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	2	$50,000,000 6.80% Note due December 15, 2001 (incorporated herein by reference to Exhibit 99.17.4 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	3	Third Supplemental Indenture, dated as of December 11, 1995, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.5 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	4	$110,000,000 6.95% Note due December 15, 2002 (incorporated herein by reference to Exhibit 99.17.6 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	5	Fourth Supplemental Indenture, dated as of January 24, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.7 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	6	$100,000,000 6.90% Note due January 15, 2004 (incorporated herein by reference to Exhibit 99.17.8 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	7	Fifth Supplemental Indenture, dated as of June 20, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.9 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	8	$100,000,000 Medium-Term Notes due nine months or more from July 19, 1996 (incorporated herein by reference to Exhibit 99.17.10 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.1	9	$50,000,000 Medium-Term Notes due nine months or more from July 19, 1996 (incorporated herein by reference to Exhibit 99.17.11 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	0	Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.12 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	1	$100,000,000 7.125% Note due December 1, 2006 (incorporated herein by reference to Exhibit 99.17.13 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	2	Seventh Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.14 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit
No.		Exhibit Description

4.2	3	$25,000,000 7.875% Note due December 1, 2016 (incorporated herein by reference to Exhibit 99.17.15 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	4	Eighth Supplemental Indenture, dated as of July 14, 1997, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.16 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	5	$150,000,000 7.125% Note due July 1, 2009 (incorporated herein by reference to Exhibit 99.17.17 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	6	Ninth Supplemental Indenture, dated as of September 29, 1997, among Spieker, Spieker Partnership, First Trust of California, National Association and State Street (incorporated herein by reference to Exhibit 99.17.18 for Equity Office’s Current
4.2	7	Report on Form 8-K filed with the SEC on July 5, 2001) $150,000,000 7.50% Debenture due October 1, 2027 (incorporated herein by reference to Exhibit 99.17.19 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.2	8	Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.20 for Equity Office’s Current
4.2	9	Report on Form 8-K filed with the SEC on July 5, 2001) $200,000,000 7.35% Debenture due December 1, 2017 (incorporated herein by reference to Exhibit 99.17.21 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	0	Eleventh Supplemental Indenture, dated as of January 27, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.22 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	1	$150,000,000 6.75% Note due January 15, 2008 (incorporated herein by reference to Exhibit 99.17.23 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	2	Twelfth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.24 for Equity Office’s Current
4.3	3	Report on Form 8-K filed with the SEC on July 5, 2001) $125,000,000 6.875% Note due February 1, 2005 (incorporated herein by reference to Exhibit 99.17.25 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	4	Thirteenth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.26 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	5	$1,500,000 7.0% Note due February 1, 2005 (incorporated herein by reference to Exhibit 99.17.27 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit
No.		Exhibit Description

4.3	6	Fourteenth Supplemental Indenture, dated as of April 29, 1998, among Spieker, Spieker Partnership and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 99.17.28 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	7	$25,000,000 6.88% Note due April 30, 2007 (incorporated herein by reference to Exhibit 99.17.29 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	8	Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 99.17.30 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.3	9	$200,000,000 6.8% Note due May 1, 2004 (incorporated herein by reference to Exhibit 99.17.31 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	0	$200,000,000 7.25% Note due May 1, 2009 (incorporated herein by reference to Exhibit 99.17.32 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	1	Sixteenth Supplemental Indenture, dated as of December 11, 2000, among Spieker, Spieker Partnership and U.S. Bank Trust National Association (incorporated by reference to Exhibit 99.17.33 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	2	$200,000,000 7.65% Note due December 15, 2010 (incorporated herein by reference to Exhibit 99.17.34 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	3	Seventeenth Supplemental Indenture relating to the substitution of Equity Office and EOP Partnership as successor entities for Spieker and Spieker Partnership, respectively (incorporated herein by reference to Exhibit 99.17.35 for Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)
4.4	4	$500,000,000 7.000% Note due July 15, 2011 (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on July 18, 2001)
4.4	5	$500,000,000 7.000% Note due July 15, 2011 (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on July 18, 2001)
4.4	6	$100,000,000 7.000% Note due July 15, 2011 (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on July 18, 2001)
4.4	7	$300,000,000 7.000% Note due July 15, 2031 (incorporated herein by reference to Exhibit 4.7 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on July 18, 2001)
12.1		Statement of Computation of Earnings to Fixed Charges and Preferred Unit Distributions