Form 10-Q
period 2001-09-30
EOP OPERATING LTD PARTNERSHIP
filed 2001-11-14
CIK 1043866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the quarterly period ended September 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from to

COMMISSION FILE NUMBER: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

DELAWARE	36-4156801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

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

On October 31, 2001, 470,882,029 of the registrant’s Units were outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per unit amounts)	2001	2000

	(Unaudited)

Assets:

Investment in real estate	$24,168,844	$17,460,534

Developments in process	352,435	70,422

Land available for development	291,278	88,424

Accumulated depreciation	(1,358,494)	(978,055)

Investment in real estate, net of accumulated depreciation	23,454,063	16,641,325

Cash and cash equivalents	377,550	53,256

Tenant and other receivables (net of allowance for doubtful accounts of $3,131, and $1,873, respectively)	112,902	101,784

Deferred rent receivable	255,482	207,088

Escrow deposits and restricted cash	62,996	39,832

Investment in unconsolidated joint ventures	1,319,388	1,164,613

Deferred financing costs (net of accumulated amortization of $32,462, and $21,756, respectively)	81,630	81,854

Deferred leasing costs (net of accumulated amortization of $71,044, and $39,906, respectively)	174,326	151,178

Prepaid expenses and other assets (net of discounts of $77,246, and $78,871, respectively)	432,009	353,323

Total Assets	$26,270,346	$18,794,253

Liabilities, Minority Interests, Redeemable Units and Partners’ Capital:

Mortgage debt (including a net discount of $(16,065), and $(17,825), respectively)	$2,884,888	$2,915,801

Unsecured notes (including a net premium/(discount) of $30,753 and $(3,807), respectively)	9,207,253	5,836,193

Line of credit	—	51,000

Accounts payable and accrued expenses	568,383	497,811

Distribution payable	245,040	3,681

Other liabilities	254,011	200,176

Total Liabilities	13,159,575	9,504,662

Commitments and contingencies	—	—

Minority Interest- partially owned properties	178,998	197,161

Redeemable units (0, and 43,778,735 issued and outstanding, respectively)	—	1,426,359

Preferred Units, 100,000,000 authorized:

8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 7,994,000 issued and outstanding	199,850	199,850

5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,990,000 and 6,000,000 issued and outstanding, respectively	299,500	300,000

8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 issued and outstanding	114,073	114,073

9.45% Series D Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,250,000 and 0 issued and outstanding, respectively	106,250	—

7.875% Series E Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 6,000,000 and 0 issued and outstanding, respectively	150,000	—

8.0% Series F Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,000,000 and 0 issued and outstanding, respectively	100,000	—

General Partners Capital	93,987	70,490

Limited Partners Capital	11,892,902	7,024,784

Deferred compensation	(23,521)	(14,871)

Accumulated other comprehensive loss	(1,268)	(28,255)

Total Partners’ Capital	12,931,773	7,666,071

Total Liabilities, Minority Interests, Redeemable Units and Partners’ Capital	$26,270,346	$18,794,253

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September 30,

(Dollars in thousands, except per unit amounts)	2001	2000

Revenues:

Rental	$703,691	$493,580

Tenant reimbursements	125,361	94,308

Parking	33,549	29,857

Other	14,902	11,442

Fee income	3,768	2,699

Interest/ dividends	12,384	9,415

Total revenues	893,655	641,301

Expenses:

Interest:

Expense incurred	206,042	156,433

Amortization of deferred financing costs	2,761	2,280

Depreciation	145,858	111,527

Amortization	9,946	5,931

Real estate taxes	94,194	76,551

Insurance	6,387	2,992

Repairs and maintenance	82,789	65,392

Property operating	93,157	73,104

Ground rent	5,111	2,926

General and administrative	31,614	24,714

Total expenses	677,859	521,850

Income before allocation to minority interests, income from investment in unconsolidated joint ventures and net gain/(loss) on sales of real estate	215,796	119,451

Minority Interests — partially owned properties	(2,006)	(1,658)

Income from investment in unconsolidated joint ventures	16,434	16,862

Net gain/(loss) on sales of real estate	14,854	(4,271)

Net income	245,078	130,384

Put option settlement	2,655	(515)

Preferred distributions	(18,250)	(10,884)

Net income available for Units	$229,483	$118,985

Net income available per weighted average Unit outstanding — Basic	$0.49	$0.34

Weighted average Units outstanding — Basic	467,350,655	346,087,554

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.49	$0.34

Weighted average Units and unit equivalents outstanding — Diluted	471,009,101	349,494,261

Distributions declared per Unit outstanding	$0.50	$0.45

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended
	September 30,

(Dollars in thousands, except per unit amounts)	2001	2000

Revenues:

Rental	$1,727,956	$1,231,061

Tenant reimbursements	322,487	226,273

Parking	95,372	82,986

Other	31,108	35,531

Fee income	10,305	7,441

Interest/ dividends	33,041	23,736

Total revenues	2,220,269	1,607,028

Expenses:

Interest:

Expense incurred	520,903	368,268

Amortization of deferred financing costs	6,790	4,758

Depreciation	375,347	279,813

Amortization	28,011	15,470

Real estate taxes	250,528	194,391

Insurance	14,066	8,443

Repairs and maintenance	215,032	166,396

Property operating	227,478	169,607

Ground rent	11,568	7,388

General and administrative	84,010	66,454

Total expenses	1,733,733	1,280,988

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	486,536	326,040

Minority Interest — partially owned properties	(6,612)	(4,142)

Income from investment in unconsolidated joint ventures	49,724	41,625

Net gain on sales of real estate	14,854	36,589

Income before extraordinary items and cumulative effect of a change in accounting principle	544,502	400,112

Extraordinary items	—	(875)

Cumulative effect of a change in accounting principle	(1,142)	—

Net income	543,360	399,237

Put option settlement	2,655	(2,576)

Preferred distributions, net	(40,011)	(32,464)

Net income available for Units	$506,004	$364,197

Net income available per weighted average Unit outstanding — Basic	$1.30	$1.19

Weighted average Units outstanding — Basic	388,543,114	305,567,221

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$1.29	$1.18

Weighted average Units and unit equivalents outstanding — Diluted	391,620,822	308,416,166

Distributions declared per Unit outstanding	$1.40	$1.29

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2001	2000	2001	2000

Net income	$245,078	$130,384	$543,360	$399,237

Other comprehensive income (loss):

Unrealized holding (losses) arising during the period	(1,268)	(25,650)	(2,684)	(45,134)

Recognition of permanent impairment on marketable securities	—	—	29,671	—

Net comprehensive income	$243,810	$104,734	$570,347	$354,103

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2001	2000

Operating Activities:

Net income	$543,360	$399,237

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	410,148	300,041

Interest/ dividend income accrued but not received	(9,852)	(3,403)

Permanent impairment write down on marketable securities	8,499	—

Amortization of discounts included in interest/ dividend income	(2,665)	(604)

Amortization of premiums/ discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	3,648	3,018

Amortization of deferred revenue included in other income	(773)	(4,134)

Compensation related to restricted shares issued to employees by Equity Office	7,803	5,831

Income from unconsolidated joint ventures	(49,724)	(41,625)

Net gain on sales of real estate	(14,854)	(36,589)

Extraordinary items	—	875

Cumulative effect of a change in accounting principle	1,142	—

Tenant receivables written-off as uncollectible	13,036	1,746

Allocation to minority interests	6,612	4,142

Changes in assets and liabilities:

(Increase)/decrease in rents receivable	(5,500)	3,336

(Increase) in deferred rent receivable	(59,865)	(49,367)

(Increase) in prepaid expenses and other assets	(11,109)	(152)

Increase in accounts payable and accrued expenses	191	27,789

(Decrease) in other liabilities	(37,861)	(26,238)

Net cash provided by operating activities	802,236	583,903

Investing Activities:

Property acquisitions	(35,885)	(87,477)

Acquisition of Spieker Properties, Inc.	(1,048,585)	—

Acquisition of Cornerstone Properties Inc.	—	(1,159,968)

Property dispositions	255,146	332,307

Payments for capital and tenant improvements	(242,473)	(183,549)

Distributions from unconsolidated joint ventures	96,970	150,765

Investments in unconsolidated joint ventures	(214,281)	(174,637)

Payments of lease acquisition costs	(49,617)	(53,573)

Investment in securities	(683)	(89,311)

Repayment of (investment in) notes receivable	382	(7,131)

Decrease in escrow deposits and restricted cash	140	83,021

Net cash (used for) investing activities	(1,238,886)	(1,189,553)

Financing Activities:

Repurchase of Units	—	(119,633)

Proceeds from exercise of share options	67,818	63,853

Redemption of Units	(1,245)	(3,780)

Distributions to unitholders	(371,822)	(265,999)

Put option settlement	(1,467)	—

Payment of preferred distributions	(33,698)	(32,651)

Repurchase of preferred units, including transaction costs	—	(890)

Payment of offering costs	(44)	(14)

Distributions to minority interests in partially owned properties	(4,552)	(6,769)

Proceeds from mortgage debt	140,000	190,000

Proceeds from unsecured notes	1,386,598	1,183,553

Proceeds from lines of credit	2,945,050	4,345,150

Principal payments on mortgage debt	(219,876)	(328,455)

Principal payments on lines of credit	(3,135,336)	(4,333,691)

Payments of loan costs	(10,482)	(28,282)

Net cash provided by financing activities	760,944	662,392

Net increase in cash and cash equivalents	324,294	56,742

Cash and cash equivalents at the beginning of the period	53,256	2,338

Cash and cash equivalents at the end of the period	$377,550	$59,080

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2001	2000

Supplemental Information:

Interest paid during the period, including capitalized interest of $17,607 and $12,466, respectively	$489,486	$387,972

Non-Cash Investing and Financing Activities:

Mortgage loans and line of credit assumed through Cornerstone Merger	—	$1,720,449

Mortgage loans, unsecured notes and line of credit assumed through Spieker Merger	$2,125,686	—

Net liabilities assumed through Cornerstone Merger	—	$34,507

Net liabilities assumed through Spieker Merger	$109,699	—

Minority interest in partially owned properties assumed through Cornerstone Merger	—	$165,154

Preferred Units issued through Spieker Merger	$356,250	—

Common Shares, options and Units issued through Cornerstone Merger	—	$1,577,260

Common Shares, options and Units issued through Spieker Merger	$3,483,326	—

Escrow deposits used for property acquisitions	—	$37,105

Escrow deposits provided by property dispositions	$(23,241)	$(167,922)

Mortgage loan assumed through property acquisition	—	$65,661

Mortgage loan assumed by purchaser through property dispositions	—	$(11,369)

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The consolidated financial statements of EOP Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2000 audited consolidated financial statements of EOP Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K/ A.

NOTE 1 — BUSINESS AND FORMATION OF EOP PARTNERSHIP

      As used herein, “EOP Partnership” means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries. EOP Partnership is a subsidiary of Equity Office Properties Trust (“Equity Office”), a Maryland real estate investment trust, which was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the EOP Partnership Predecessors. Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds of the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). EOP Partnership is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, developing, leasing and renovating office properties and parking facilities. Equity Office’s assets, which include investments in joint ventures, are owned by, and substantially all of its operations are conducted through EOP Partnership. Equity Office is the general partner of EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of September 30, 2001, EOP Partnership owned or had an interest in 669 office properties (the “Office Properties”) containing approximately 124.7 million rentable square feet of office space, 84 industrial properties (the “Industrial Properties”) containing approximately 8.9 million rentable square feet of industrial space and nine stand-alone parking facilities (the “Parking Facilities” and, together with the Office Properties and the Industrial Properties, the “Properties”) containing approximately 14,244 parking spaces. The weighted average occupancy for the Office Properties at September 30, 2001 was approximately 93.7%. The Office Properties are located in 147 submarkets in 38 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 41.4% in central business districts (“CBDs”) and 58.6% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements represent the financial condition and results of EOP Partnership and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      The Spieker Merger (as defined in Note 3) was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given by EOP Partnership in the Spieker Merger was used as the valuation basis for the merger. The assets acquired and the liabilities assumed by EOP Partnership were recorded at their relative fair values as of July 2, 2001 (the “Spieker Closing Date”). The results of operations of the Spieker properties for the period from the Spieker Closing Date through September 30, 2001 are included in EOP Partnership’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Unaudited Interim Statements

      The consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 2000 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 2000 results or combined partner’s capital and redeemable units.

NOTE 3 — SPIEKER MERGER

      On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Properties, L.P. (“Spieker Partnership”), Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which includes transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of EOP Partnership preferred units valued at approximately $356.3 million. EOP Partnership paid approximately $1.1 billion in cash and Equity Office issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million additional Units valued at $29.29 per share/Unit. EOP Partnership financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of senior unsecured notes and terminated (see Note 7).

      Through the Spieker Merger, EOP Partnership acquired 293 Office Properties consisting of approximately 26.1 million square feet, 100 Industrial Properties consisting of approximately 12.3 million square feet and Spieker’s development properties.

      Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

      During the third quarter, EOP Partnership sold 16 industrial properties that were acquired in the Spieker Merger for approximately $177.0 million. There was no gain or loss on the sale of these properties. The industrial properties were located in California and Oregon and consisted of approximately 3.4 million square feet.

      Certain of the amounts stated above related to the Spieker Merger are based on management’s current best estimate, which are subject to adjustment within one year of the closing date of July 2, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 — DISPOSITIONS

      In addition to the 16 industrial properties sold during the quarter (see Note 3), EOP Partnership also sold four office properties consisting of approximately 373,135 square feet and one property that consisted of 161 residential apartments for a total sales price of approximately $94.9 million. EOP Partnership realized a gain on these sales of approximately $14.9 million.

NOTE 5 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, property management and development companies and two companies that provide fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Balance Sheets:

Real estate, net	$3,091,248	$2,928,225

Other assets	231,668	239,267

Total Assets	$3,322,916	$3,167,492

Mortgage debt	$1,370,491	$1,333,304

Other liabilities	161,711	138,210

Partners’ and shareholders’ equity	1,790,714	1,695,978

Total Liabilities and Partners’ and Shareholders’ Equity	$3,322,916	$3,167,492

EOP Partnership’s share of equity	$1,177,958	$1,016,213

Net excess of cost of investments over/ under the net book value of underlying net assets, net of accumulated depreciation of $19,610 and $16,905, respectively	141,430	148,400

Carrying value of investments in unconsolidated joint ventures	$1,319,388	$1,164,613

EOP Partnership’s share of unconsolidated mortgage debt	$849,015	$834,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2001	2000	2001	2000

Statements of Operations:

Revenues	$127,503	$128,546	$378,158	$283,924

Expenses:

Interest expense	24,384	24,900	74,600	46,263

Depreciation and amortization	22,991	17,245	64,179	42,665

Operating expenses	53,473	54,600	157,289	117,350

Total expenses	100,848	96,745	296,068	206,278

Net income before gain on sale of real estate and cumulative effect of a change in accounting principle	26,655	31,801	82,090	77,646

Gain on sale of real estate	—	8,291	—	8,291

Cumulative effect of change in accounting principle	—	—	(2,279)	—

Net income	$26,655	$40,092	$79,811	$85,937

EOP Partnership’s share of net income	$16,434	$16,862	$49,724	$41,625

EOP Partnership’s share of interest expense and loan cost amortization	$16,273	$14,051	$48,794	$24,028

EOP Partnership’s share of depreciation and amortization (real estate related)	$12,756	$10,488	$38,026	$26,331

      In July 2001, the joint venture that owns Pasadena Towers refinanced the mortgage note that is secured by the property in the amount of $63 million. The mortgage note matures in July 2008 and bears interest at 8.07%. EOP Partnership’s portion of the mortgage debt is approximately $15.8 million.

      In August 2001, the joint venture that owns Foundry Square II, a development property, acquired two land parcels in San Francisco, CA for approximately $20.8 million.

      In connection with the Spieker Merger (see Note 3), EOP Partnership acquired Spieker’s 50% joint venture interest in the Griffin Towers Office Property located in Orange County, CA consisting of 540,966 square feet. In September 2001, EOP Partnership repaid the mortgage note secured by this Property, in the amount of approximately $84.1 million, including accrued interest.

NOTE 6 — MORTGAGE DEBT

      In August 2001, the mortgage loan secured by Santa Clara Office Center was paid off in the amount of approximately $0.9 million.

      In August 2001, the mortgage loan secured by Interco Corporate Tower was prepaid in the amount of approximately $21.3 million including accrued interest.

      In September 2001, the mortgage loans secured by Fremont Commerce Center and Industrial Drive matured and were extended under the same terms. The mortgage balances were approximately $5.7 million and $2.1 million, respectively, with an interest rate of 7.6% and a new maturity date of September 1, 2002.

NOTE 7 — UNSECURED NOTES

      In July 2001, EOP Partnership issued $1.4 billion of unsecured notes. The notes consisted of the following tranches: $1.1 billion of 7.00% notes due 2011 at an all-in cost of 6.86% and $300 million of 7.875% notes due 2031 at an all-in cost of 7.94%. Interest is payable on the notes semiannually on January 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and July 15 of each year, beginning January 15, 2002. The total proceeds were used to repay indebtedness, including indebtedness incurred in connection with the Spieker Merger, and for other working capital purposes. The notes are guaranteed by Equity Office.

      In connection with the unsecured notes offering, EOP Partnership entered into an interest rate swap agreement. This fair value hedge converted $500 million of the $1.1 billion 7.0% notes until the maturity of the notes in 2011 from a fixed interest rate to a variable interest rate. The counterparty was the fixed rate payer and EOP Partnership was the variable rate payer. The variable rate was based on three-month LIBOR plus 88.33 basis points. In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $31.6 million. This amount is being amortized over the remaining term of the unsecured notes.

      In September 2001, EOP Partnership terminated another interest rate swap agreement. This fair value hedge converted $400 million of 6.625% of unsecured notes until the maturity of the notes in February 15, 2005 from a fixed interest rate to a variable rate of LIBOR plus 109 basis points. The total proceeds as a result of the termination that were recorded as additional premium on the $400 million unsecured notes were approximately $15.8 million. This amount is being amortized over the remaining term of the unsecured notes.

NOTE 8 — PARTNER’S CAPITAL

Units

      The following table presents the changes in the issued and outstanding Units since June 30, 2001:

Outstanding at June 30, 2001	348,962,744

Exercise of put option on redeemable Units	1,717,844

Issued to Equity Office related to Common Shares issued for share option exercises	1,927,768

Restricted Units cancelled	(6,000)

Units redeemed for cash	(40,888)

Units issued to Equity Office for Common Shares issued through the Dividend Reinvestment Program	11,755

Issued to Equity Office on a one-to-one basis for Common Shares issued in the Spieker Merger	101,520,398

Issued in the Spieker Merger	16,748,214

Outstanding at September 30, 2001	470,841,835

      EOP Partnership also issued on July 2, 2001 in the Spieker Merger 4,250,000 Series D preferred units, 6,000,000 Series E preferred units and 4,000,000 Series F preferred units, all of which were owned by Equity Office at September 30, 2001.

Distributions

	Quarterly
	Distribution		Unitholder
	per Unit	Date Paid	Record Date

Units	$0.50	October 12, 2001	September 28, 2001

Series A Preferred Units	$0.56125	September 17, 2001	September 4, 20001

Series B Preferred Units	$0.65625	August 15, 2001	August 1, 2001

Series C Preferred Units	$0.5390625	September 17, 2001	September 4, 2001

Series D Preferred Units	$0.590625	October 1, 2001	September 14, 2001

Series E Preferred Units	$0.4921875	July 31, 2001	July 20, 2001

Series F Preferred Units	$0.50	October 1, 2001	September 14, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — PUT OPTION SETTLEMENT

Redeemable Units

      EOP Partnership paid approximately $1.4 million in settlement of an option that was held by the Wright Runstad & Company (the “WR Holders”). EOP Partnership previously recognized approximately $4.1 million as a total potential payment for the put option exercise between the period from August 1999 to August 2000. The difference of approximately $2.7 million between the $4.1 million previously recognized and the $1.4 million actually paid was recognized as a put option settlement during the quarter.

NOTE 10 — EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per Unit and unit equivalent:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit data)	2001	2000	2001	2000

Numerator:

Net income available for Units before net gain/(loss) on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$214,629	$123,256	$492,292	$329,956

Net gain/(loss) on sales of real estate (excluding allocation to minority interests of $1,473 for the nine months ended September 30, 2000)	14,854	(4,271)	14,854	35,116

Extraordinary items	—	—	—	(875)

Cumulative effect of a change in accounting principle	—	—	(1,142)	—

Numerator for basic and diluted earnings per Unit — net income available for Units and unit equivalents	$229,483	$118,985	$506,004	$364,197

Denominator:

Denominator for net income available per weighted average Unit outstanding — Basic — weighted average Units outstanding	467,350,655	346,087,554	388,543,114	305,567,221

Effect of dilutive securities:

Units issuable upon exercise of Equity Office share options, put options and restricted shares	3,658,446	3,406,707	3,077,708	2,848,945

Denominator for net income available per weighted average Unit and unit equivalents outstanding — Diluted — weighted average Units and unit equivalents outstanding	471,009,101	349,494,261	391,620,822	308,416,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit data)	2001	2000	2001	2000

Net income available per weighted average Unit outstanding — Basic:

Net income before net gain/(loss) on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$0.46	$0.35	$1.26	$1.08

Net gain/(loss) on sales of real estate	0.03	(0.01)	0.04	0.11

Extraordinary items	—	—	—	—

Cumulative effect of a change in accounting principle	—	—	—	—

Net income available per weighted average Unit outstanding — Basic	$0.49	$0.34	$1.30	$1.19

Net income available per weighted average Unit and unit equivalent outstanding — Diluted:

Net income before net gain/(loss) on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$0.46	$0.35	$1.25	$1.07

Net gain/(loss) on sales of real estate	0.03	(0.01)	0.04	0.11

Extraordinary items	—	—	—	—

Cumulative effect of a change in accounting principle	—	—	—	—

Net income available per weighted average Unit and unit equivalent outstanding — Diluted	$0.49	$0.34	$1.29	$1.18

      The following securities on a weighted average basis were not included in the computation of net income available per weighted average Unit and unit equivalent outstanding since they would have an antidilutive effect:

		For the three months		For the nine months ended
		ended September 30,		September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2001	2000	2001	2000

Share options	$32.930	660,000	—	—	—

Share options	$30.350	—	—	4,657,781	—

Share options	$32.870	—	678,200	—	—

Share options	$30.010	—	—	—	3,391,371

Series B Preferred Units	$35.700	5,990,000	6,000,000	5,993,187	6,000,000

Warrants	$39.375	5,000,000	5,000,000	5,000,000	5,000,000

Total		11,650,000	11,678,200	15,650,968	14,391,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — SEGMENT INFORMATION

      As discussed in Note 1, EOP Partnership’s primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that all of the individual operating segments have similar economic characteristics. EOP Partnership’s long-term tenants are in a variety of businesses, and no single tenant is significant to EOP Partnership’s business. The property operating revenues generated at the Corporate and Other Segment consists of revenues earned by the Parking Facilities and the Industrial Properties. The Other Revenues generated at the Corporate and Other Segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments.

	For the three months ended September 30,

	2001			2000

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$842,658	$34,845	$877,503	$624,760	$4,427	$629,187

Property operating expenses	(272,296)	(4,231)	(276,527)	(216,814)	(1,225)	(218,039)

Net operating income	570,362	30,614	600,976	407,946	3,202	411,148

Adjustments to arrive at net income:

Other revenues	491	15,661	16,152	1,062	11,052	12,114

Interest expense(1)	(48,595)	(157,447)	(206,042)	(54,490)	(101,943)	(156,433)

Depreciation and amortization	(149,239)	(9,326)	(158,565)	(114,668)	(5,070)	(119,738)

Ground rent	(5,111)	—	(5,111)	(2,926)	—	(2,926)

General and administrative	(104)	(31,510)	(31,614)	(31)	(24,683)	(24,714)

Total adjustments to arrive at net income	(202,558)	(182,622)	(385,180)	(171,053)	(120,644)	(291,697)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures and net gain/ (loss) on sales of real estate	367,804	(152,008)	215,796	236,893	(117,442)	119,451

Minority interests	(2,006)	—	(2,006)	(1,559)	(99)	(1,658)

Income from investment in unconsolidated joint ventures	16,713	(279)	16,434	15,699	1,163	16,862

Net gain/(loss) on sales of real estate	14,854	—	14,854	(3,702)	(569)	(4,271)

Net income	$397,365	$(152,287)	$245,078	$247,331	$(116,947)	$130,384

Capital and tenant improvements	$108,901	$4,827	$113,728	$61,592	$8,955	$70,547

Total assets	$24,078,302	$2,192,044	$26,270,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the nine months ended September 30,

	2001			2000

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$2,133,396	$43,527	$2,176,923	$1,553,779	$22,072	$1,575,851

Property operating expenses	(700,434)	(6,670)	(707,104)	(532,331)	(6,506)	(538,837)

Net operating income	1,432,962	36,857	1,469,819	1,021,448	15,566	1,037,014

Adjustments to arrive at net income:

Other revenues	3,027	40,319	43,346	1,906	29,271	31,177

Interest expense(1)	(152,527)	(368,376)	(520,903)	(112,825)	(255,443)	(368,268)

Depreciation and amortization	(391,377)	(18,771)	(410,148)	(287,408)	(12,633)	(300,041)

Ground rent	(11,568)	—	(11,568)	(7,369)	(19)	(7,388)

General and administrative	(1,481)	(82,529)	(84,010)	(398)	(66,056)	(66,454)

Total adjustments to arrive at net income	(553,926)	(429,357)	(983,283)	(406,094)	(304,880)	(710,974)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of change in accounting principle	879,036	(392,500)	486,536	615,354	(289,314)	326,040

Minority interests	(6,612)	—	(6,612)	(2,685)	(1,457)	(4,142)

Income from investment in unconsolidated joint ventures	48,169	1,555	49,724	38,779	2,846	41,625

Net gain on sales of real estate	14,854	—	14,854	36,589	—	36,589

Extraordinary items	—	—	—	(611)	(264)	(875)

Cumulative effect of change in accounting principle	(1,142)	—	(1,142)	—	—	—

Net income	$934,305	$(390,945)	$543,360	$687,426	$(288,189)	$399,237

Capital and tenant improvements	$215,762	$26,711	$242,473	$165,459	$18,090	$183,549

Total assets	$24,078,302	$2,192,044	$26,270,346

(1)	Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 12 — PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

      The pro forma data presented below are included to illustrate the effect of EOP Partnership’s operations as a result of the Spieker Merger and the $1.4 billion unsecured notes offering that occurred in July 2001 as if they had happened on January 1, 2000. The pro forma condensed combined statements of operations have been prepared by management of EOP Partnership and do not purport to be indicative of the results which actually would have been obtained had the Spieker Merger and the notes offering been completed on January 1, 2000, or which may be obtained in the future.

	For the nine months ended
	September 30, 2001

(Dollars in thousands)	2001	2000

Total revenues	$2,661,714	$2,163,959

Net income before extraordinary items and cumulative effect of a change in accounting principle available for Units	$664,195	$548,162

Net income before extraordinary items and cumulative effect of a change in accounting principle available per weighted average Unit outstanding — Basic	$1.42	$1.29

Weighted average Units outstanding — Basic	467,243,874	423,835,833

Net income before extraordinary items and cumulative effect of a change in accounting principle available per weighted averaged Unit and unit equivalents outstanding — Diluted	$1.41	$1.28

Weighted average Units and unit equivalents outstanding — Diluted	470,730,754	427,182,170

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Environmental

      EOP Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by EOP Partnership with existing laws has not had a material adverse effect on EOP Partnership’s financial condition and results of operations, and management does not believe it will have such an impact in the future. However, EOP Partnership cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

Litigation

      Neither EOP Partnership nor any of its Properties is presently subject to material litigation nor, to EOP Partnership’s knowledge, is any material litigation threatened against EOP Partnership or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of EOP Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Insurance

      EOP Partnership has deductible amounts on insurance policies related to property damage and general liability losses that may be incurred at the Properties and has third party insurance coverage for specified amounts above the deductible amounts, including acts of terrorism. There can be no assurance, however, that insurance coverage for acts of terrorism will be available in the future.

      EOP Partnership carries earthquake insurance on all of the Properties, including those located in California and Washington, subject to coverage limitations which EOP Partnership believes are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), EOP Partnership agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 2001, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $14.5 million as of September 30, 2001.

Contingencies

      A full building tenant at one of the Properties had certain construction work done to the Property. The tenant filed for bankruptcy protection in September 2001 after a substantial amount of work had been completed. Certain subcontractors of the tenant’s general contractor have filed documentation in the real property records where the Property is located indicating that those contractors have not been paid for work allegedly done on the Property. These filings may constitute or result in liens against the Property. The aggregate amount of such liens may range up to $15.0 million. In the event the tenant or its bankruptcy estate does not or is unable to pay amounts due to contractors holding valid lien claims, it is possible that one or more of the contractors may assert that Equity Office may be obligated to satisfy such contractors’ claims in order to remove such liens. There can be no assurance that Equity Office will be able to recover from the tenant or the tenant’s bankruptcy estate any amounts paid to satisfy any liens. Based on the uncertainty regarding the outcome of the matter no amounts have been accrued.

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

NOTE 14 — SUBSEQUENT EVENTS

1.	In connection with the acquisition of Worldwide Plaza on October 1, 1998, EOP Partnership issued a transferable put option on the 6,861,166 Units issued in the transaction, which was exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitled its holder to additional Common Shares, the number of which would be determined using a formula based on the extent, if any, that the Common Shares were trading at less than $29.05 per share. The put option expired on October 1, 2001 and had no effect on EOP Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	In October 2001, EOP Partnership entered into two interest rate swap agreements. These fair value hedges converted $250 million of 6.5% unsecured notes until their maturity on June 15, 2004 from a fixed interest rate to a variable interest rate. The terms of the interest rate swaps require semiannual settlements on June 15 and December 15 which are also the interest payment dates for the $250 million notes. The counterparty is the fixed ratepayer and EOP Partnership is the variable ratepayer. The notional amount of one swap is $100 million and the variable rate is based on 6-month LIBOR set in arrears plus 224.75 basis points. The notional amount of the second swap is $150 million and the variable rate is based on a 6-month LIBOR set in arrears plus 227.45 basis points.

EOP Partnership also entered into a third interest rate swap agreement in October 2001. This fair value hedge converted $300 million of 6.63% unsecured notes until their maturity on February 15, 2005 from a fixed interest rate to a variable interest rate. The terms of the interest rate swap require semiannual settlements on February 15 and August 15 which are also the interest payment dates for the $300 million notes. The counterparty is the fixed ratepayer and EOP Partnership is the variable ratepayer. The variable rate is based on 6-month LIBOR set in arrears plus 216.6 basis points.

In accordance with FAS 133 the above interest rate swaps and the respective unsecured notes the swaps hedge will be reflected at market value. Any market adjustment on the swaps will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on unsecured notes. Because the swaps are considered a perfectly effective hedge, there will be no effect on net income from the mark to market adjustments.

3.	In October 2001, Equity Office elected to redeem all of the 4,250,000 outstanding Series D preferred units of EOP Partnership owned by Equity Office on November 14, 2001 at a redemption price of $25.00 per unit, plus accrued and unpaid distributions for the period from October 1, 2001 to the redemption date of $0.2821875 per unit, without interest, for an aggregate redemption price of $25.2821875 per unit.

4.	On October 17, 2001, EOP Partnership acquired the Three Lafayette Centre office building from an unaffiliated party for approximately $68.0 million. The property is located in Washington D.C. and consists of approximately 259,441 square feet.

5.	On October 26, 2001, EOP Partnership sold a parcel of land acquired in the Spieker Merger located in San Jose, CA for approximately $15.9 million. There was no gain or loss on this sale.

6.	On October 30, 2001, EOP Partnership sold the Columbia Commerce Park IV and V industrial properties for approximately $24.5 million. These industrial properties are located in Portland, OR and consist of 562,888 square feet. There was no gain or loss on the sale.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2001. Among the factors about which EOP Partnership has made assumptions are the following:

•	Future general economic conditions, including those affecting industries in which EOP Partnership’s principal tenants compete;

•	The extent of any tenant bankruptcies that may occur;

•	Effect of uncertainties impacting businesses in which EOP Partnership has previously invested;

•	EOP Partnership’s ability to timely lease or re-lease space at current or anticipated rents;

•	EOP Partnership’s ability to achieve economies of scale over time;

•	Changes in interest rates;

•	Changes in operating expenses, including utility, insurance and security costs;

•	EOP Partnership’s ability to obtain adequate insurance for any terrorist acts that may occur;

•	EOP Partnership’s ability to attract and retain high quality personnel at a reasonable cost;

•	Future demand for EOP Partnership’s debt and equity securities;

•	EOP Partnership’s ability to complete and lease current and future development projects on schedule, on budget and in accordance with expectations;

•	The availability of new competitive supply, including competitive supply which may be available by way of sublease; and

•	The extent of future demand for high-rise and other office space in the markets in which EOP Partnership has a presence.

      During the nine months ended September 30, 2001, EOP Partnership completed the following key transactions:

•	Acquired Spieker Properties, L.P., (“Spieker Partnership”) for approximately $7.2 billion;

•	Issued $1.4 billion of unsecured notes in two tranches of $1.1 billion of 7.00% notes due 2011 at an all-in cost of 6.86% and $300 million of 7.875% notes due 2031 at an all-in cost of 7.94%;

•	Increased the quarterly unit distribution 11% from $0.45 to $0.50 per Unit; and

•	Terminated two interest rate swap agreements providing proceeds of approximately $51.1 million that resulted in lowering the effective interest rate on $400 million of unsecured notes from 7.02% to 5.89% and $500 million of unsecured notes from 7.16% to 6.86%.

      On October 3, 2001, Standard and Poor’s (“S&P”) announced that REITs were now eligible for its U.S. indices, including the S&P 500 Index. S&P concurrently announced that Equity Office would replace

Texaco Inc. in the S&P 500 Index as of the close of trading on Tuesday, October 9, 2001. Equity Office is the first REIT to be included in the S&P 500.

Spieker Merger

      On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Partnership, Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which includes transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of EOP Partnership preferred units valued at approximately $356.3 million. EOP Partnership paid approximately $1.1 billion in cash, Equity Office issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million additional Units valued at $29.29 per share/ Unit. EOP Partnership financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of senior unsecured notes and terminated (see “Unsecured Notes” below for more information).

      Through the Spieker Merger, EOP Partnership acquired 293 Office Properties consisting of approximately 26.1 million square feet, 100 Industrial Properties consisting of approximately 12.3 million square feet and Spieker’s development properties.

      Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

      During the third quarter, EOP Partnership sold 16 industrial properties that were acquired in the Spieker Merger for approximately $177.0 million. There was no gain or loss on the sale of these properties. The industrial properties were located in California and Oregon and consisted of approximately 3.4 million square feet.

Results of Operations

General

      The following discussion is based primarily on the consolidated financial statements of EOP Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.

      EOP Partnership receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, from parking revenue from Office Properties and Parking Facilities and from rental revenue from Industrial Properties. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office space in most major markets in which EOP Partnership owns properties. Overall, EOP Partnership’s top 20 markets, representing approximately 95% of net operating income, experienced a 1.6% increase in vacancy during the third quarter to 11.9%. In particular, EOP Partnership’s top five markets (San Francisco, Boston, San Jose, Seattle and Chicago) which represent approximately 49% of net operating income, experienced vacancy increases ranging from 1.3% in Chicago to 4.5% in San Francisco. Sublease space, which is included in the vacancy rate, increased by 0.2% to 3.1% of the office stock in EOP Partnership’s top 20 markets. Among EOP Partnership’s top five markets, vacant sublease space ranges from 3.3% in Chicago to 5.9% in San Francisco, the nation’s highest subleasing rate. The rise in vacancy has resulted in declining office rents. Published sources report that office rents have declined by 6% in EOP Partnership’s top 20 markets, as compared to year end 2000. The majority of this decline in rent is accounted for by San Francisco and San Jose, where office rental rates have declined by more than 20%. While market conditions within a particular metropolitan statistical area may vary within various submarkets and property classes, EOP Partnership believes the foregoing data are illustrative of current market trends. EOP Partnership believes that it is too soon to draw any conclusions about where market rents ultimately will stabilize. Increases in overall vacancy rates and the availability of sublease space and/or declines in market rents could adversely affect EOP Partnership’s occupancy rates, the rents it can charge on expiring leases as well as its revenues and operating results in subsequent periods.

      As a result of the terrorist acts on September 11, 2001, EOP Partnership has realized increased costs for property insurance and safety and security. EOP Partnership believes that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. EOP Partnership believes a significant portion of any such increase will be offset by expense reimbursements from tenants.

      Below is a summary of EOP Partnership’s acquisition and disposition activity since January 1, 2000. The buildings and total square feet shown include Properties EOP Partnership owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partners’ share of the square feet of these Properties, EOP Partnership effectively owned 118.5 million square feet of office space as of September 30, 2001.

	Office Properties		Industrial Properties		Parking Facilities

		Total Square		Total Square
	Buildings	Feet	Buildings	Feet	Garages	Spaces

Properties owned as of:

January 1, 2000	294	77,015,610	—	—	20	20,506

Cornerstone Merger and other acquisitions	85	20,980,290	—	—	—	—

Developments placed in service	9	1,843,653	—	—	—	—

Dispositions	(7)	(964,136)	—	—	(11)	(6,992)

Building remeasurements	—	120,577	—	—	—	730

December 31, 2000	381	98,995,994	—	—	9	14,244

Dispositions	(1)	(58,183)	—	—	—	—

Building remeasurements	—	45,486	—	—	—	—

June 30, 2001	380	98,983,297	—	—	9	14,244

Spieker Merger	293	26,080,670	100	12,306,053	—	—

Dispositions	(4)	(373,135)	(16)	(3,394,014)	—	—

Building remeasurements	—	14,537	—	91	—	—

September 30, 2001 (“Total Portfolio”)	669	124,705,369	84	8,912,130	9	14,244

      Primarily as a result of the Spieker Merger in July 2001, EOP Partnership’s acquisition of Cornerstone Properties Limited Partnership (the “Cornerstone Merger”) in June 2000 and the disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, EOP Partnership does not believe its period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes attributable to all Properties (the “Total Portfolio”).

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended September 30, 2001 to September 30, 2000

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 369 Office Properties and nine Parking Facilities acquired or placed in service on or prior to July 1, 2000.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

Property revenues	$877,503	$629,187	$248,316	39.5%	$649,886	$619,297	$30,589	4.9%

Fee income	3,768	2,699	1,069	39.6	—	—	—	—

Interest/ dividend income	12,384	9,415	2,969	31.5	999	678	321	47.3

Total revenues	893,655	641,301	252,354	39.4	650,885	619,975	30,910	5.0

Interest expense	206,042	156,433	49,609	31.7	53,865	55,090	(1,225)	(2.2)

Depreciation and amortization	158,565	119,738	38,827	32.4	123,731	114,492	9,239	8.1

Property operating expenses	276,527	218,039	58,488	26.8	219,654	213,098	6,556	3.1

Ground rent	5,111	2,926	2,185	74.7	3,195	2,926	269	9.2

General and administrative	31,614	24,714	6,900	27.9	229	30	199	663.3

Total expenses	677,859	521,850	156,009	29.9	400,674	385,636	15,038	3.9

Income before allocation to minority interests, income from investment in unconsolidated joint ventures and net gain/ (loss) on sales of real estate	215,796	119,451	96,345	80.7	250,211	234,339	15,872	6.8

Minority interests	(2,006)	(1,658)	(348)	21.0	(2,006)	(1,677)	(329)	19.6

Income from investment in unconsolidated joint ventures	16,434	16,862	(428)	(2.5)	14,624	16,162	(1,538)	(9.5)

Net gain/(loss) on sales of real estate	14,854	(4,271)	19,125	(447.8)	—	—	—	—

Net income	$245,078	$130,384	$114,694	88.0%	$262,829	$248,824	$14,005	5.6%

Property revenues less property operating expenses before interest expense, depreciation and amortization, ground rent and general and administrative	$600,976	$411,148	$189,828	46.2%	$430,232	$406,199	$24,033	5.9%

Net deferred rental revenue	$21,158	$21,516	$(358)	(1.7)%	$11,508	$21,339	$(9,831)	(46.1)%

Lease termination fees	$7,390	$2,975	$4,415	148.4%	$5,887	$2,975	$2,912	97.9%

Property Revenues

      The increase in property revenues in the Core Portfolio resulted primarily from an increase in rental rates partially offset by a slight decrease in the weighted average occupancy from 94.1% at July 1, 2000 to 93.8% at September 30, 2001 and the write-off of uncollectible receivables. As a result of the current slowdown in economic activity, EOP Partnership has experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off for the three months ended September 30, 2001 was approximately $5.0 million as compared to $.4 million for the prior period. Although EOP Partnership has substantial collateral from many of its tenants, additional write-offs may occur in subsequent periods. Included in property revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although EOP Partnership has historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

Interest/ Dividend Income

      Total Portfolio interest/ dividend income increased primarily as a result of the investment of available cash generated from operations and property sales offset, in part, by the discontinuation of the dividend accrual on the HQ Global Workplaces, Inc. (“HQ Global”) Series A Convertible Cumulative Preferred Stock (the “HQ Global Series A Preferred Stock”) effective September 1, 2001.

Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger. In addition, set forth below are statistics for the Total Portfolio relating to our interest expense during the periods:

•	Total debt to total assets decreased to 46.0% from 46.4%;

•	Interest coverage ratio increased to 2.8 times from 2.6 times; and

•	Weighted average interest rate decreased to 7.3% from 7.5%.

      Core Portfolio interest expense decreased from the prior period as a result of the repayment of several mortgages partially offset by the financing of certain Properties. Interest expense on unsecured notes and the line of credit are not reflected in the Core Portfolio.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Spieker Merger and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of an increase in repairs and maintenance of approximately $2.0 million due to higher wages and increases in contract services, an increase in insurance of approximately $1.2 million due to higher premiums and an increase in utilities of approximately $1.5 million consisting mostly of electricity expense. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. EOP Partnership believes a significant portion of any such increase will be offset by expense reimbursements from tenants.

General and Administrative Expenses

      General and administrative expenses increased due to an anticipated increase in the number of employees at the corporate and regional offices as a result of the Spieker Merger and the Cornerstone Merger. Although general and administrative expenses are subject to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale may be realized with future growth, should it occur.

Net Gain/ Loss on Sales of Real Estate

      Net gain/loss on sales of real estate increased due to the combined gross sales price in excess of book value at the time of disposition for the office properties, an apartment complex and industrial properties sold in 2001 being greater than the combined gross sales price as compared to the book value at the time of disposition for the office properties sold in 2000.

Comparison of the nine months ended September 30, 2001 to September 30, 2000

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 286 Office Properties and nine Parking Facilities acquired or placed in service on or prior to January 1, 2000.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

Property revenues	$2,176,923	$1,575,851	$601,072	38.1%	$1,414,642	$1,345,958	$68,684	5.1%

Fee income	10,305	7,441	2,864	38.5	—	—	—	—

Interest/ dividend income	33,041	23,736	9,305	39.2	2,251	2,325	(74)	(3.2)

Total revenues	2,220,269	1,607,028	613,241	38.2	1,416,893	1,348,283	68,610	5.1

Interest expense	520,903	368,268	152,635	41.4	95,530	95,523	7	—

Depreciation and amortization	410,148	300,041	110,107	36.7	279,828	252,494	27,334	10.8

Property operating expenses	707,104	538,837	168,267	31.2	478,496	463,439	15,057	3.2

Ground rent	11,568	7,388	4,180	56.6	8,566	7,010	1,556	22.2

General and administrative	84,010	66,454	17,556	26.4	911	247	664	268.8

Total expenses	1,733,733	1,280,988	452,745	35.3	863,331	818,713	44,618	5.4

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	486,536	326,040	160,496	49.2	553,562	529,570	23,992	4.5

Minority interests	(6,612)	(4,142)	(2,470)	59.6	(1,671)	(1,178)	(493)	41.9

Income from investment in unconsolidated joint ventures	49,724	41,625	8,099	19.5	37,015	34,083	2,932	8.6

Net gain on sales of real estate	14,854	36,589	(21,735)	(59.4)	—	—	—	—

Extraordinary items	—	(875)	875	(100.0)	—	(611)	611	(100.0)

Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)	—	—	—	—	—

Net income	$543,360	$399,237	$144,123	36.1%	$588,906	$561,864	$27,042	4.8%

Property revenues less property operating expenses before interest expense, depreciation and amortization, ground rent and general and administrative	$1,469,819	$1,037,014	$432,805	41.7%	$936,146	$882,519	$53,627	6.1%

Net deferred rental revenue	$46,856	$48,632	$(1,776)	(3.7)%	$19,562	$39,014	$(19,452)	(49.9)%

Lease termination fees	$15,954	$15,249	$705	4.6%	$6,183	$13,943	$(7,760)	(55.7)%

Property Revenues

      The increase in property revenues in the Core Portfolio resulted primarily from an increase in rental rates offset by the write-off uncollectible receivables. The weighted average occupancy of the Core Portfolio remained stable at 93.9% at January 1, 2000 and September 30, 2001. As a result of the current slowdown in economic activity, EOP Partnership has experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off for the nine months ended September 30, 2001 was approximately $13.0 million as compared to $1.7 million for the prior period. Although EOP Partnership has substantial collateral from many of its tenants, additional write-offs may occur in subsequent periods. Included in property revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although EOP Partnership has historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

Interest/ Dividend Income

      Total Portfolio interest/ dividend income increased primarily as a result of the investment of available cash and a $75 million investment in May 2000 in HQ Global Series A Preferred Stock. The HQ Global Series A Preferred Stock has an initial dividend rate of 13.5% per annum. As of September 1, 2001 EOP Partnership discontinued accruing the dividend on the HQ Global Series A Preferred Stock.

Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger and the Cornerstone Merger. In addition, set forth below are statistics for the Total Portfolio relating to our interest expense during the periods:

•	Total debt to total assets decreased to 46.0% from 46.4%;

•	Interest coverage ratio remained stable at 2.8 times; and

•	Weighted average interest rate decreased to 7.3% from 7.5%.

      Interest expense on unsecured notes and the line of credit are not reflected in the Core Portfolio.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Spieker Merger in July 2001, the Cornerstone Merger in June 2000 and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

      Core Portfolio property operating expenses increased mainly as a result of increases in utilities of $8.5 million consisting primarily of electricity expense, repairs and maintenance of approximately $4.3 million primarily due to higher wages and increases in contract service, insurance of approximately $1.2 million due to higher premiums and an increase in real estate taxes of approximately $2.4 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. EOP Partnership believes a significant portion of any such increase will be offset by expense reimbursements from tenants.

General and Administrative Expenses

      General and administrative expenses increased due to an anticipated increase in the number of employees at the corporate and regional offices as a result of the Spieker Merger and the Cornerstone Merger and an increase in franchise and income taxes at certain Properties. Although general and administrative expenses are subject to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale may be realized with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to an increase in property revenues at several Office Properties and the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000.

Net Gain on Sales of Real Estate

      Net gain on sales of real estate decreased due to the combined gross sales price in excess of book value at the time of disposition for the office properties, an apartment complex and industrial properties sold in 2001 being less than the combined gross sales price in excess of book value at the time of disposition for the office properties, parking facilities and the partial sale of Office Properties sold in 2000.

Liquidity and Capital Resources

Liquidity

      Net cash from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. EOP Partnership expects that its Line of Credit will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs. In order to qualify as a REIT for federal income tax purposes, Equity Office must distribute at least 90% of its REIT taxable income (excluding capital gains). Accordingly, EOP Partnership currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, EOP Partnership has established quarterly distribution rates which, if annualized, would be as follows:

Annualized Distribution
Security	Per Unit

Units	$2.00

Preferred Units Series:

A	$2.245

B	$2.625

C	$2.15625

D	$2.3625 (a)

E	$1.96875

F	$2.00

(a)	In October 2001, Equity Office elected to redeem all of the 4,250,000 outstanding Series D preferred units of EOP Partnership owned by Equity Office on November 14, 2001 at a redemption price of $25.00 per unit, plus accrued and unpaid distributions for the period from October 1, 2001 to the redemption date of $0.2821875 per unit, without interest, for an aggregate redemption price of $25.2821875 per unit.

      Since EOP Partnership’s anticipated distributions will not allow EOP Partnership, using only cash from operations, to retain sufficient cash to repay all of its debt as it comes due, EOP Partnership will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

      Cash and cash equivalents increased to $377.6 million at September 30, 2001 compared to $53.3 million at December 31, 2000. The increase is primarily attributable to remaining unused proceeds from the $1.4 billion unsecured notes offering in July 2001, property dispositions and net cash flows from property operations.

Debt Financing

      The table below summarizes the mortgage debt, unsecured notes and the Line of Credit indebtedness at September 30, 2001 and December 31, 2000, including a net unamortized discount on mortgage debt of $(16,065) and $(17,825), respectively, and a net unamortized premium/ (discount) on unsecured notes of

$30,753 and $(3,807), respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Debt Summary:
Balance

Fixed rate	$12,056,141	$8,618,517

Variable rate	36,000	184,477

Total	$12,092,141	$8,802,994

Percent of total debt:

Fixed rate	99.7%	97.9%

Variable rate	0.3%	2.1%

Total	100.0%	100.0%

Effective interest rate at end of period:

Fixed rate	7.3%	7.5%

Variable rate	4.1%	7.7%

Effective interest rate	7.3%	7.5%

      The variable rate debt bears interest at an interest rate based on various spreads over LIBOR.

Mortgage Debt

      As of September 30, 2001, total mortgage debt (excluding EOP Partnership’s share of unconsolidated mortgage debt of approximately $849.0 million) consisted of approximately $2.8 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of September 30, 2001 the variable rate was approximately 4.1%). EOP Partnership’s mortgage debt at September 30, 2001 will mature as follows:

(Dollars in thousands)

2001	$10,206

2002	141,021

2003	203,018

2004	306,491

2005	589,695

Thereafter	1,650,522

Subtotal	2,900,953

Net discount (net of accumulated amortization of approximately $3.5 million)	(16,065)

Total	$2,884,888

      The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000 (the “Line of Credit”). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Equity Office has guaranteed the outstanding obligation under the Line of Credit. As of October 31, 2001, there was no balance outstanding on the Line of Credit.

Term Loan Facility

      Prior to the closing of the Spieker Merger on July 2, 2001, EOP Partnership obtained a $1.0 billion bridge term facility to finance part of the cash portion of the Spieker Merger. This $1.0 billion bridge term facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. The $1.0 billion bridge loan facility was repaid and terminated on July 18, 2001 with proceeds from a $1.4 billion unsecured note offering (see “Unsecured Notes” below for more information).

Unsecured Notes

      Unsecured notes increased to approximately $9.2 billion at September 30, 2001 compared to approximately $5.8 billion at December 31, 2000, primarily as a result of approximately $1.9 billion of unsecured notes of Spieker Partnership assumed in the Spieker Merger and $1.4 billion of unsecured notes issued by

EOP Partnership to fund the cash portion of the merger consideration. The table below summarizes EOP Partnership’s unsecured notes outstanding as of September 30, 2001:

Original Term (in years)	Stated Rate	Effective Rate(1)	Amount		Maturity Date

		(Dollars in thousands)

6	6.80%	4.61%	$50,000	(2)	12/15/01

5	7.58%	4.61%	50,000	(2)	12/17/01

3	6.38%	6.62%	200,000		1/15/02

4	6.38%	6.30%	250,000	(3)	2/15/02

7	6.95%	5.37%	110,000	(2)	12/15/02

5	6.38%	6.76%	300,000		2/15/03

3	7.38%	7.55%	400,000		11/15/03

5	6.50%	6.71%	300,000		1/15/04

5	6.80%	6.10%	200,000	(2)	5/01/04

6	6.50%	6.68%	250,000	(7)	6/15/04

7	7.24%	7.26%	30,000		9/1/04

9	6.90%	6.27%	100,000	(2)	12/15/04

8	6.88%	6.40%	125,000	(2)	2/1/05

7	6.63%	5.89%	400,000	(4)(7)	2/15/05

7	8.00%	6.49%	100,000	(2)	7/19/05

8	7.36%	7.69%	50,000		9/1/05

6	8.38%	8.59%	500,000		3/15/06

9	7.44%	7.74%	50,000		9/1/06

10	7.13%	6.74%	100,000	(2)	12/1/06

9	7.00%	6.80%	1,500	(2)	2/2/07

9	6.88%	6.83%	25,000	(2)	4/30/07

9	6.76%	6.76%	300,000		6/15/07

10	7.41%	7.70%	50,000		9/1/07

7	7.75%	7.91%	600,000		11/15/07

10	6.75%	6.97%	150,000	(2)	1/15/08

10	6.75%	7.01%	300,000		2/15/08

8	7.25%	7.64%	325,000	(5)	11/15/08

10	6.80%	6.94%	500,000		1/15/09

10	7.25%	7.14%	200,000	(2)	5/1/09

11	7.13%	6.97%	150,000	(2)	7/1/09

10	8.10%	8.22%	360,000		8/1/10

10	7.65%	7.20%	200,000	(2)	12/15/10

10	7.00%	6.86%	1,100,000	(6)	7/15/11

20	7.88%	8.08%	25,000	(2)	12/1/16

20	7.35%	8.08%	200,000	(2)	12/1/17

20	7.25%	7.54%	250,000		2/15/18

30	7.50%	8.24%	150,000	(2)	10/1/27

30	7.25%	7.31%	225,000		6/15/28

30	7.50%	7.55%	200,000		4/19/29

30	7.88%	7.94%	300,000		7/15/31

	7.17%	7.16%	9,176,500

Net discount (net of accumulated

amortization of approximately $1.0 million)			30,753

Total			$9,207,253

(1)	Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2)	These notes were assumed in the Spieker Merger.

(3)	These notes are subject to mandatory redemption and a remarketing agreement in 2002 but do not mature until 2012.

(4)	In September 2001, EOP Partnership terminated an interest rate swap agreement. This fair value hedge converted $400 million of 6.625% of unsecured notes until the maturity of the notes in February 15, 2005 from a fixed interest rate to a variable interest rate of LIBOR plus 109 basis points. The total proceeds as a result of the termination that were recorded as additional premium on the $400 million unsecured notes were approximately $15.8 million. This amount is being amortized over the remaining term of the unsecured notes.

(5)	These notes are exchangeable into Equity Office Common Shares at an exchange price of $34.00 per share, which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Share. The notes were issued by EOP Partnership and are guaranteed by Equity Office. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis.

(6)	In connection with the unsecured notes offering, EOP Partnership entered into an interest rate swap agreement. This fair value hedge converted $500 million of the $1.1 billion 7.0% notes until the maturity of the notes in 2011 from a fixed interest rate to a floating interest rate. The counterparty was the fixed ratepayer and EOP Partnership was the variable ratepayer. The variable rate was based on three-month LIBOR plus 88.33 basis points. In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $31.6 million. This amount is being amortized over the remaining term of the unsecured notes.

(7)	In October 2001, EOP Partnership entered into three interest rate swap agreements converting the fixed interest rate on all or a portion of these notes to a variable rate based on a spread over the six-month LIBOR rate.

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

      EOP Partnership and Equity Office filed another shelf registration statement, which was declared effective by the SEC on June 19, 2001, relating to the issuance from time to time of up to an additional $3.0 billion of unsecured debt securities of EOP Partnership and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering, plus up to $4.0 billion of guarantees by Equity Office. The unused portion of the August 2000 registration statement was also added to the June 2001 registration statement. In July 2001, EOP Partnership issued $1.4 billion of unsecured notes under this registration statement, all of which were guaranteed by Equity Office. The notes consisted of the following tranches: $1.1 billion of 7.00% notes due 2011 at an all-in cost of 6.86% and $300 million of 7.875% notes due 2031 at an all-in cost of 7.94%. Interest is payable on the notes semiannually on January 15 and July 15 of each year, beginning January 15, 2002. The total proceeds were used to repay indebtedness, including indebtedness incurred in connection with the Spieker Merger, and for other working capital purposes.

Restrictions and Covenants

      Agreements or instruments relating to the unsecured notes and the Line of Credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

Equity Securities

      A summary of the activity of Equity Office’s Common Shares, redeemable common shares, and EOP Partnership’s Units (exclusive of Units owned by Equity Office) during the three months ended September 30, 2001 is as follows:

		Redeemable
	Common Shares	Common Shares	Units	Total

Outstanding at June 30, 2001	308,647,593	1,717,844	40,315,151	350,680,588

Units redeemed to Equity Office related to Common Shares issued in exchange for redeemable units	101,949	—	(101,949)	—

Units redeemed for cash	—	—	(40,888)	(40,888)

Share options exercised	1,927,768	—	—	1,927,768

Issued in the Spieker Merger	101,520,398	—	16,748,214	118,268,612

Exercise of put option on redeemable Common Shares	1,717,844	(1,717,844)	—	—

Restricted shares cancelled	(6,000)	—	—	(6,000)

Issued through the Dividend Reinvestment Program	11,755	—	—	11,755

Outstanding at September 30, 2001	413,921,307	—	56,920,528	470,841,835

      At September 30, 2001, Equity Office owned a total of 413,921,307 Units.

      In connection with the Spieker Merger, Equity Office also issued on July 2, 2001, three new series of preferred shares. A total of 4,250,000 9.45% series D preferred shares, 6,000,000 7.875% series E preferred shares and 4,000,000 8.0% series F preferred shares were issued. In October 2001, Equity Office announced that it had called for redemption all of the 4,250,000 outstanding series D preferred shares. The redemption date is November 14, 2001. On July 2, 2001, EOP Partnership issued a corresponding number of Series D, E and F preferred units, all of which were owned by Equity Office at September 30, 2001. Equity Office has elected to redeem all of the Series D preferred units owned by it in connection with its redemption of its outstanding Series D preferred shares.

Investments in Securities

      EOP Partnership owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of common or preferred stock, vested and unvested warrants to acquire common stock and an interest in a limited liability company. These investments are included in prepaid expenses and other assets in the consolidated balance sheets.

      FrontLine Capital Group (“FrontLine”), the majority stockholder of HQ Global, recently announced that HQ Global is in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness. FrontLine also reported that, effective as of October 1, 2001, HQ Global entered into an agreement with its senior loan lenders under which these lenders agreed not to enforce the remedies they now have as a result of HQ Global’s default. This forbearance period is scheduled to terminate on December 14, 2001, or earlier under certain circumstances (including the termination, if earlier, of the forbearance period relating to HQ Global’s mezzanine indebtedness which is scheduled to terminate no later than December 31, 2001). During this period, HQ Global can still draw funds under the senior credit agreement for working capital needs and to make interest payments to these lenders. At the end of the forbearance period, if HQ Global has not paid in full all amounts due and owing to the lenders, or if HQ Global has not cured all of its existing defaults, then the lenders may immediately exercise any rights and remedies available to them.

      HQ Global is in active negotiations with its lenders regarding the restructuring of its long-term indebtedness, with an objective of reaching an agreement on terms that will provide HQ Global with sufficient liquidity to operate its business through the current economic downturn. There can be no assurance that HQ Global will be able to restructure its indebtedness. Depending on the outcome of HQ Global’s discussions with its lenders, which could impact HQ Global’s future operating results, EOP Partnership may be required to record a permanent impairment on some or all of its $90.6 million preferred stock investment in HQ Global. In addition, as of September 30, 2001, HQ Global occupies approximately 700,000 square feet in our Office Properties.

      EOP Partnership has investments in several other companies that have been experiencing operating losses due, in part, to the current economic environment. During the nine months ended September 30, 2001, Equity Office recorded permanent impairment losses related to its investments in these companies and in the event that the economic outlook for these companies continues to deteriorate, EOP Partnership may be required to record additional permanent impairment write-offs on some or all of its approximately $23 million aggregate remaining investments in these entities.

Market Risk

      Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in EOP Partnership’s Form 10-K/ A for the year ended December 31, 2000, except as noted below.

      In June 2001, EOP Partnership entered into an interest rate swap agreement. This fair value hedge converted $400 million of 6.625% unsecured notes until the maturity of the notes in February 2005 from a fixed rate to a variable interest rate. The terms of the interest rate swap agreement required semiannual settlements on February 15 and August 15, which are also the interest payment dates for the $400 million notes. The counterparty was the fixed rate payer and EOP Partnership was the variable rate payer. The variable rate was based on three-month LIBOR plus 109 basis points. In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $400 million unsecured notes were approximately $15.8 million. This amount is being amortized over the remaining term of the unsecured notes.

      On July 11, 2001, EOP Partnership entered into an interest rate swap agreement. This fair value hedge converted $500 million of $1.1 billion 7.0% unsecured notes until the maturity of the notes in July 2011 from a fixed rate to a variable interest rate. The terms of the interest rate swap agreement required semiannual settlements on January 15 and July 15, which are also the interest payment dates for the $1.1 billion notes. The counterparty was the fixed rate payer and EOP Partnership was the variable rate payer. The variable rate was based on three-month LIBOR plus 88.33 basis points. In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $31.6 million. This amount is being amortized over the remaining term of the unsecured notes.

      In October 2001, EOP Partnership entered into two interest rate swap agreements. These fair value hedges converted $250 million of 6.5% unsecured notes until the maturity of the notes in June 2004 from a fixed rate to a variable interest rate. The terms of the interest rate swap agreements require semiannual settlements on June 15 and December 15, which are also the interest payment dates for the $250 million notes. The counterparty is the fixed ratepayer and EOP Partnership is the variable ratepayer. The notional amount of one swap is $100 million and the variable rate is based on six-month LIBOR set in arrears plus 224.75 basis points. The notional amount of the second swap is $150 million and the variable rate is based on a six-month LIBOR set in arrears plus 227.45 basis points.

      EOP Partnership also entered into a third interest rate swap agreement in October 2001. This fair value hedge converted $300 million of 6.625% unsecured notes until the maturity of the notes in February 2005 from a fixed interest rate to a variable interest rate. The terms of the interest rate swap agreement require semiannual settlements on February 15 and August 15, which are also the interest payment dates for the $300 million notes. The counterparty is the fixed ratepayer and EOP Partnership is the variable ratepayer. The variable rate is based on six-month LIBOR set in arrears plus 216.6 basis points.

      In accordance with FAS 133, the above interest rate swap agreements and the respective unsecured notes will be reflected at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on the unsecured notes. Because the swap agreements are considered a perfectly effective hedge, there will be no effect on net income from the mark to market adjustments.

Capital and Tenant Improvements

Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. EOP Partnership categorizes these capital expenditures as follows:

•	Non-recurring capital improvements — capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the Property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);

•	Recurring capital expenditures — capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment); and

•	Development costs — all costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions, capitalized interest and operating costs, until the Property is substantially complete and ready for its intended use.

Tenant Improvements and Leasing Commissions

      Costs related to the renovation, alteration or build-out of either raw space or existing second generation space, as well as related leasing commissions, are capitalized. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      EOP Partnership categorizes these tenant improvements and leasing commissions as follows:

•	Revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more; and

•	Non-revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

      The table below details the amounts incurred for each type of improvement:

For the nine months ended
(Dollars in thousands, except per square foot amounts)	September 30, 2001

Capital Improvements:

Development costs	$79,248

Non-recurring capital improvements	$37,260

Recurring capital expenditures	$21,656

Tenant improvements and leasing commissions:
The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid which is a more useful measure of the total tenant improvements and leasing commissions cost for the period presented.

Revenue enhancing	$19,166

Per square foot leased	$21.58

Non-revenue enhancing:

Non-revenue enhancing — renewals	$25,381

Per square foot leased	$7.48

Non-revenue enhancing — retenanted	$83,842

Per square foot leased	$16.81

Total non-revenue enhancing	$109,223

Per square foot leased	$13.03

      The above information includes actual capital improvements and tenant improvements and leasing commissions for leases which commenced during the period for the nine months ended September 30, 2001. The amounts included in the Consolidated Statement of Cash Flows represents the cash expenditures made during this period. The difference between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures, equipment, software and leasehold improvements. The reconciliation between the above amounts and the Consolidated Statement of Cash Flows is as follows:

For the nine months ended
(Dollars in thousands)	September 30, 2001

Total capital improvements, tenant improvements and leasing commissions per above	$266,553

Timing differences	(547)

Corporate furniture, fixtures, equipment, software and leasehold improvements	26,084

Total capital improvements, tenant improvements and leasing commissions per Statement of Cash Flows	$292,090

Developments

      EOP Partnership currently owns several Properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the Line of Credit. Specifically identifiable direct acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The Properties under development and all figures stated below are as of September 30, 2001.

  Consolidated Developments

					EOP Partnership’s

	Estimated				Effective			Total
	Placed in				Ownership	Costs	Total	Project	Current
	Service		Number of	Square	Percentage	Incurred	Estimated	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	(a)	(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)

Parkside Towers(b)	4Q/2001	Foster City, CA	2	398,000	100%	$88,739	$132,100	$132,100	96%

Skyport Plaza East	4Q/2001	San Jose, CA	3	599,000	100%	126,832	157,400	157,400	89%

Towers@Shores Center	4Q/2001	Redwood Shores, CA	2	334,800	100%	92,281	116,500	116,500	30%

EJ Randolph II	2Q/2002	McLean, VA	1	122,000	100%	20,088	35,700	35,700	100%

			8	1,453,800		327,940	441,700	441,700	78%

Joint Venture (MaguirePartners)

Water’s Edge Phase I(c)	3Q/2002	Los Angeles, CA	2	261,000	87.5%	22,362	74,300	76,500	0%

			2	261,000		22,362	74,300	76,500	0%

Unconsolidated Developments

Wilson/Equity Office Developments(d)

San Rafael Corporate Center	4Q/2001	San Rafael, CA	2	157,700	80%	30,376	45,800	57,300	3%

Foundry Square I, II and IV (f/k/a First and Howard)(e)	3Q/2002 -
	3Q/2003	San Francisco, CA	3	1,062,700	(e)	78,852	223,000	372,200	50%

Ferry Building(f)	3Q/2002	San Francisco, CA	1	242,000	80%	26,496	66,000	82,400	0%

Concar(g)	4Q/2002	San Mateo, CA	2	207,000	80%	12,640	55,200	68,500	99%

			8	1,669,400		148,364	390,000	580,400	45%

	Grand Total/ Weighted Average		18	3,384,200		$498,666	$906,000	$1,098,600	56%

  Balance Sheet Reconciliation of Developments:

Consolidated Developments — Costs Incurred as reflected above:

Wholly-Owned	$327,940

Joint Venture	22,362

Unaffiliated Party portion of costs not included above	2,133

Total Developments in Process on the Consolidated Balance Sheet	$352,435

(a)	The “estimated placed in service date” represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property is expected to undergo a lease-up period.

For consolidated developments, EOP Partnership’s “costs incurred” and the “total estimated costs” are based on EOP Partnership’s “effective ownership percentage”. The “total project estimated costs” represents 100% of the estimated costs including any unaffiliated party’s portion.

For unconsolidated developments, the “effective ownership percentage” represents EOP Partnership’s direct interest in the development and its 49.9% interest in Wilson/ Equity Office (“W/EO”). EOP Partnership’s “costs incurred” and “total estimated costs” are based on EOP Partnership’s “effective ownership percentage”. The “total project estimated costs” represents 100% of the estimated costs including EOP Partnership’s, Wilson Investors — California, LLC (“WI”) and any unaffiliated party’s portions.

The “total estimated costs” and the “total project estimated costs” are subject to change upon, or prior to, the completion of the development and include amounts required to tenant the property.

(b)	Parkside Towers is 96% leased. However, the tenant has notified EOP Partnership that it does not intend to take occupancy of the building. The tenant remains obligated for this lease and is currently marketing the property for sublease.

(c)	EOP Partnership and a third party have entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I and a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. EOP Partnership plans to fund approximately $74.3 million of the Phase I total development costs, which consists of EOP Partnership’s 87.5% of the equity component and the balance in the form of preferred equity.

(d)	EOP Partnership and WI entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership will loan up to $25 million to WI for its required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of September 30, 2001 is approximately $15.7 million of principal and $1.3 million of accrued interest.

EOP Partnership has created or anticipates creating joint ventures with W/EO, and in certain cases, unaffiliated third parties for the development properties included herein. The costs for these developments will be funded by EOP Partnership and W/EO in a 60%/ 40% ratio and in some cases by third parties as described within each developments’ respective operating agreement. The Board of Trustees has also authorized Equity Office to negotiate and enter into an agreement with W/EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing 36 months after initial funding (or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/EO Operating Agreement, EOP Partnership is entitled to purchase the W/EO interest in each development subsequent to project stabilization.

(e)	Foundry Square is a project with three sites currently under development, each of which has a separate joint venture structure. EOP Partnership’s effective ownership percentages are approximately 64%, 68%, and 40% for Sites I, II and IV, respectively. Site III is currently held as land available for development.

(f)	Under the terms of the lease for the property, the lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the lessee (8% prior to project stabilization). Other partners may share in excess cash flow, if any.

(g)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to lessee.

      In addition to the developments described above, EOP Partnership owns or has under option various land parcels available for development. These sites represent possible future development of up to approximately 11.5 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain.

      Developments in process increased to approximately $352.4 million at September 30, 2001 compared to $70.4 million at December 30, 2000, primarily due to developments acquired in the Spieker Merger and additional expenditures made during the period. Land available for development increased to approximately $291.3 million at September 30, 2001 from $88.4 million at December 31, 2000 primarily due to land acquired in the Spieker Merger.

Contingencies

      A full building tenant at one of the Properties had certain construction work done to the Property. The tenant filed for bankruptcy protection in September 2001 after a substantial amount of work had been completed. Certain subcontractors of the tenant’s general contractor have filed documentation in the real property records where the Property is located indicating that those contractors have not been paid for work allegedly done on the Property. These filings may constitute or result in liens against the Property. The aggregate amount of such liens may range up to $15.0 million. In the event the tenant or its bankruptcy estate does not or is unable to pay amounts due to contractors holding valid lien claims, it is possible that one or more of the contractors may assert that Equity Office may be obligated to satisfy such contractors’ claims in order to remove such liens. There can be no assurance that Equity Office will be able to recover from the tenant or the tenant’s bankruptcy estate any amounts paid to satisfy any liens. Based on the uncertainty regarding the outcome of the matter no amounts have been accrued.

Impact of New Accounting Standards

      On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. EOP Partnership adopted the standard and applied it to the accounting for the Spieker Merger that closed on July 2, 2001.

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

      The following table reflects the calculation of Funds from Operations for the three and nine months ended September 30, 2001 and 2000, respectively:

	For the
	three months ended
	September 30,

(Dollars in thousands)	2001	2000

Income before allocation to minority interests, income from investment in unconsolidated joint ventures and net gain/(loss) on sales of real estate	$215,796	$119,451

Add (deduct):

Income allocated to minority interests for partially owned properties	(2,006)	(1,658)

Income from investment in unconsolidated joint ventures	16,434	16,862

Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	165,108	126,968

Put option settlement	2,655	(515)

Preferred distributions	(18,250)	(10,884)

Funds from Operations(1)	379,737	250,224

Less deferred rental revenue	(21,827)	(22,187)

Plus deferred rental expense	669	671

Adjusted Funds from Operations	$358,579	$228,708

Cash flow provided by (used for):

Operating Activities	$345,784	$205,445

Investing Activities	$(1,062,857)	$(196,463)

Financing Activities	$1,014,544	$(32,256)

Ratio of earnings to combined fixed charges and preferred share distributions	1.8	1.7

	For the nine months ended
	September 30,

(Dollars in thousands)	2001	2000

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$486,536	$326,040

Add (deduct):

Income allocated to minority interests for partially owned properties (excluding allocation of gain on sale of real estate)	(6,612)	(2,669)

Income from investment in unconsolidated joint ventures	49,724	41,625

Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	432,720	319,052

Put option settlement	2,655	(2,576)

Preferred distributions	(40,011)	(32,464)

Funds from Operations(1)	925,012	649,008

Less deferred rental revenue	(48,857)	(50,419)

Plus deferred rental expense	2,001	1,787

Adjusted Funds from Operations	$878,156	$600,376

Cash flow provided by (used for):

Operating Activities	$802,236	$583,903

Investing Activities	$(1,238,886)	$(1,189,553)

Financing Activities	$760,944	$662,392

Ratio of earnings to combined fixed charges and preferred share distributions	1.8	1.8

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Market Risk” section.

PART II.  OTHER INFORMATION

ITEM 5.  Other Information.

      On October 3, 2001, S&P announced that REITs were now eligible for its U.S. indices, including the S&P 500 Index. S&P concurrently announced that Equity Office would replace Texaco Inc. in the S&P 500 Index as of the close of trading on Tuesday, October 9, 2001. Equity Office is the first REIT to be included in the S&P 500.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b)  Reports on Form 8-K

      Two reports on Form 8-K were filed during the quarter ended September 30, 2001, as follows:

Date of Event	Items Reported/Financial Statements Filed

July 2, 2001	Item 2, Acquisition or Disposition of Assets
Item 5, Other Events
Item 7, Financial Statements and Exhibits (furnishing required financial statements and pro forma financial information for Spieker Partnership)
July 18, 2001	Item 5, Other Events

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST its general partner

Date: November 14, 2001

By:	/s/ STANLEY M. STEVENS

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: November 14, 2001

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Exhibit Name	Number

10.1	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Timothy H. Callahan (incorporated herein by reference to Exhibit 10.1 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.2	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Richard D. Kincaid (incorporated herein by reference to Exhibit 10.2 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.3	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Peter H. Adams (incorporated herein by reference to Exhibit 10.3 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.4	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Sybil J. Ellis (incorporated herein by reference to Exhibit 10.4 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.5	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and David A. Helfand (incorporated herein by reference to Exhibit 10.5 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.6	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Christopher P. Mundy (incorporated herein by reference to Exhibit 10.6 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.7	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and David H. Naus (incorporated herein by reference to Exhibit 10.7 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.8	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Stanley M. Stevens (incorporated herein by reference to Exhibit 10.8 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
12.1	Statement of Computation of Earnings to Fixed Charges and Preferred Distributions