Form 10-Q
period 2002-03-31
EOP OPERATING LTD PARTNERSHIP
filed 2002-05-15
CIK 1043866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4156801 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip code)

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

On April 30, 2002, 472,768,222 Units were outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per unit amounts)	2002	2001

	(Unaudited)
Assets:
Investment in real estate	$24,424,402	$24,399,658
Developments in process	173,452	164,997
Land available for development	261,618	251,696
Accumulated depreciation	(1,639,679)	(1,494,301)

Investment in real estate, net of accumulated depreciation	23,219,793	23,322,050
Cash and cash equivalents	303,838	61,121
Tenant and other receivables (net of allowance for doubtful accounts of $9,863 and $7,794, respectively)	204,148	120,425
Deferred rent receivable	287,799	269,796
Escrow deposits and restricted cash	47,247	196,289
Investment in unconsolidated joint ventures	1,220,855	1,321,127
Deferred financing costs (net of accumulated amortization of $37,584 and $36,198, respectively)	78,175	77,880
Deferred leasing costs (net of accumulated amortization of $89,223 and $78,600, respectively)	188,502	187,336
Prepaid expenses and other assets (net of discounts of $67,316 and $67,413, respectively)	266,294	252,398

Total Assets	$25,816,651	$25,808,422

Liabilities, Minority Interests and Partners’ Capital:
Mortgage debt (including a net discount of $(11,997) and $(11,761), respectively)	$2,634,953	$2,650,338
Unsecured notes (including a net premium of $1,922 and $17,487, respectively)	9,128,422	9,093,987
Line of credit	—	244,300
Accounts payable and accrued expenses	511,116	570,744
Distribution payable	243,570	6,060
Other liabilities	366,728	330,277

Total Liabilities.	12,884,789	12,895,706

Commitments and contingencies	—	—
Minority interest — partially owned properties	180,364	181,017

Preferred Units, 100,000,000 authorized:
8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 7,994,000 issued and outstanding	199,850	199,850
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 6,000,000 issued and outstanding	150,000	150,000
8.0% Series F Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,000,000 issued and outstanding..	100,000	100,000
General Partners Capital	93,237	93,010
Limited Partners Capital	11,828,121	11,795,204
Deferred compensation	(33,544)	(19,822)
Accumulated other comprehensive income (loss)	261	(116)

Total Partners’ Capital.	12,751,498	12,731,699

Total Liabilities, Minority Interests and Partners’ Capital	$25,816,651	$25,808,422

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per unit amounts)	2002	2001

Revenues:
Rental	$696,765	$506,427
Tenant reimbursements	123,826	97,089
Parking	29,323	30,226
Other	24,924	16,123
Fee income	4,078	2,172
Interest/dividends	6,843	10,833

Total revenues	885,759	662,870

Expenses:
Interest:
Expense incurred	204,846	157,867
Amortization of deferred financing costs	1,282	1,326
Depreciation	158,106	113,980
Amortization	12,018	9,030
Real estate taxes	98,068	76,359
Insurance	8,543	3,277
Repairs and maintenance	82,969	65,145
Property operating	83,591	68,453
Ground rent	5,570	3,081
General and administrative	32,954	24,122
Impairment on securities and other investments	—	3,000

Total expenses	687,947	525,640

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	197,812	137,230
Income taxes	(7,006)	(1,517)
Minority interests — partially owned properties	(1,406)	(3,253)
Income from investment in unconsolidated joint ventures	57,628	15,426

Income from continuing operations	247,028	147,886
Discontinued operations (including net loss on disposal of $(3,009) and $0, respectively)	(2,564)	1,278

Income before cumulative effect of a change in accounting principle	244,464	149,164
Cumulative effect of change in accounting principle	—	(1,142)

Net income	244,464	148,022
Preferred distributions	(15,830)	(10,884)

Net income available for Units	$228,634	$137,138

Net income available per weighted average Unit outstanding — basic	$0.48	$0.39

Weighted average Units outstanding — basic	470,206,844	348,476,502

Net income available per weighted average Unit and unit equivalent outstanding — diluted	$0.48	$0.39

Weighted average Units and unit equivalents outstanding — diluted	472,713,024	351,400,853

Distributions declared per Unit outstanding	$0.50	$0.45

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2002	2001

Net income	$244,464	$148,022
Other comprehensive income:
Unrealized holding gains/(losses) from investments arising during the period	261	(1,416)
Reclassification adjustment for realized gains/ losses included in net income	116	—
Recognition of permanent impairment on marketable securities	—	24,084

Net comprehensive income	$244,841	$170,690

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2002	2001

Operating Activities:
Net income	$244,464	$148,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts included in interest/dividend income	(97)	(534)
Amortization of deferred revenue included in other income	—	(2,833)
Depreciation and amortization (including discontinued operations)	171,736	124,974
Amortization of premiums/discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	(400)	1,171
Impairment on securities and other investments	—	3,000
Compensation related to restricted shares issued to employees by Equity Office.	4,419	2,159
Income from unconsolidated joint ventures	(57,628)	(15,426)
Net loss on sales of real estate (included in discontinued operations)	3,009	—
Cumulative effect of a change in accounting principle	—	1,142
Provision for doubtful accounts	6,863	3,884
Income allocation to minority interests	1,406	3,253
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(27,033)	16,381
(Increase) in deferred rent receivables	(21,968)	(18,228)
(Increase) decrease in prepaid expenses and other assets	(7,755)	1,698
(Decrease) in accounts payable and accrued expenses	(62,458)	(79,703)
Increase in other liabilities	24,023	3,841

Net cash provided by operating activities	278,581	192,801

Investing Activities:
Property dispositions	107,743	8,600
Payments for capital and tenant improvements	(58,215)	(53,910)
Decrease (increase) in escrow deposits and restricted cash	149,042	(5,299)
Distributions from unconsolidated joint ventures	32,312	24,724
Investments in unconsolidated joint ventures	(38,559)	(21,248)
Payments of lease acquisition costs	(16,750)	(16,539)
Repayments of notes receivable	1,657	—

Net cash provided by (used for) investing activities	177,230	(63,672)

Financing Activities:
Principal payments on mortgage debt	(15,149)	(130,315)
Proceeds from unsecured notes	239,127	—
Repayment of unsecured notes	(200,000)	—
Proceeds from lines of credit	805,050	1,646,700
Principal payments on lines of credit	(1,049,350)	(1,660,200)
Payments of loan costs	(3,540)	—
Termination of interest rate swap agreement	3,193	—
Distributions to minority interests in partially owned properties	(2,059)	(2,161)
Proceeds from exercise of share options	23,638	12,572
Distributions to unitholders	(174)	(487)
Payment of preferred distributions	(13,830)	(10,884)

Net cash (used for) financing activities	(213,094)	(144,775)

Net increase (decrease) in cash and cash equivalents	242,717	(15,646)
Cash and cash equivalents at the beginning of the period	61,121	53,256

Cash and cash equivalents at the end of the period	$303,838	$37,610

Supplemental Information:
Interest paid during the period, including capitalized interest of $5,338 and $5,027, respectively	$244,607	$183,540

Non-Cash Investing and Financing Activities:
Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$(254,631)	$—

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$254,631	$—

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The consolidated financial statements of EOP Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2001 audited consolidated financial statements of EOP Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K.

NOTE 1 — BUSINESS AND FORMATION OF EOP PARTNERSHIP

      As used herein, “EOP Partnership” means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries, and the predecessors thereof (“EOP Partnership Predecessors”). EOP Partnership is a subsidiary of Equity Office Properties Trust (“Equity Office”), a Maryland real estate investment trust. EOP Partnership was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, President, Chief Executive Officer and Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the EOP Partnership Predecessors (the “Consolidation”). Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). EOP Partnership is a fully integrated, self-administered and self-managed real estate company principally engaged in acquiring, owning, managing, developing and leasing office properties. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. At March 31, 2002, EOP Partnership owned or had an interest in 767 office properties (the “Office Properties”) comprising approximately 127.5 million rentable square feet of office space and 79 industrial properties (the “Industrial Properties”) comprising approximately 6.0 million rentable square feet of industrial space (together with the Office Properties, the “Properties”). The Office Properties were, on a weighted average basis, 90.7% occupied at March 31, 2002, and are located in 147 submarkets in 35 markets in 22 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 40.4% in central business districts (“CBDs”) and approximately 59.6% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

      The consolidated financial statements represent the financial condition and results of EOP Partnership and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Unaudited Interim Statements

      The consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

  Reclassifications

      Certain reclassifications have been made to the previously reported 2001 statements in order to provide comparability with the 2002 statements reported herein. These reclassifications have not changed the 2001 results or partners’ capital.

NOTE 3 — DISPOSITIONS

      During the three months ended March 31, 2002, EOP Partnership sold seven office properties in separate transactions to various unaffiliated parties for approximately $109.2 million. The total loss on the sale of the wholly owned properties was approximately $3.0 million. The seven office properties sold were:

		Building	Total Square
Property	Location	Count	Footage

Park Place Shopping Center	Atlanta, GA	1	64,037
Dominion Tower	Norfolk, VA	1	403,276
One Park Square	Albuquerque, NM	4	262,035
Santa Monica Gateway	Santa Monica, CA	1	75,242

	Total	7	804,590

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three
	months ended
	March 31,

(Dollars in thousands)	2002	2001

Property revenues	$1,605	$3,344
Interest income	—	2

Total revenues	1,605	3,346

Interest expense	(25)	73
Depreciation and amortization	330	638
Property operating expenses	855	1,357

Total expenses	1,160	2,068

Income before net loss on sales of real estate	445	1,278
Net loss on sales of real estate	(3,009)	—

Net income	$(2,564)	$1,278

NOTE 4 —	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties and property management and development companies and two companies that provide fully furnished office

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

(Dollars in thousands)	March 31, 2002	December 31, 2001

Balance Sheets:
Real estate, net	$2,979,457	$3,135,250
Other assets	248,035	276,322

Total Assets	$3,227,492	$3,411,572

Mortgage debt	$1,311,104	$1,370,025
Other liabilities	153,101	169,987
Partners’ and shareholders’ equity	1,763,287	1,871,560

Total Liabilities and Partners’ and Shareholders’ Equity	$3,227,492	$3,411,572

EOP Partnership’s share of equity	$1,095,873	$1,194,441
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $20,503 and $19,984, respectively	124,982	126,686

Carrying value of investments in unconsolidated joint ventures	$1,220,855	$1,321,127

EOP Partnership’s share of unconsolidated non-recourse mortgage debt	$819,055	$848,944

	For the three months ended
	March 31,

(Dollars in thousands)	2002	2001

Statements of Operations:
Revenues	$209,842	$130,819

Expenses:
Interest expense	19,517	25,310
Depreciation and amortization	21,118	20,980
Operating expenses	56,518	55,643

Total expenses	97,153	101,933

Net income before gain on sale of real estate and cumulative effect of a change in accounting principle	112,689	28,886
Gain on sale of real estate	3,553
Cumulative effect of a change in accounting principle	—	(2,279)

Net income	$116,242	$26,607

EOP Partnership’s share of:
Net income	$57,628	$15,426

Interest expense and loan cost amortization	$13,254	$16,415

Depreciation and amortization (real estate related)	$12,810	$12,677

     Investment in Foundry Square I

      In 2000, EOP Partnership formed a joint venture with Wilson Investors (“WI”), through its interest in Wilson/ Equity Office (“W/EO”), and an unaffiliated party to develop, construct, lease and manage Foundry Square I, a 327,000 square foot office building project located in San Francisco, California which was

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

scheduled to be completed in third quarter 2003. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). The building was 94% pre-leased to a single tenant. In March 2002, the tenant terminated its lease for $85 million.

      In March 2002, EOP Partnership entered into contracts with the joint venture partners to acquire the land, improvements and partnership interests in Foundry Square I. WI’s share of the lease termination income and consideration for its joint venture interest is approximately $26 million. EOP Partnership’s share of the lease termination fee is approximately $40 million and was recorded as income from investment in unconsolidated joint ventures in the first quarter 2002.

      In addition, WI repaid the current approximate $12 million outstanding balance under a $25 million loan commitment EOP Partnership previously made to WI and the accrued interest of approximately $2 million. The remaining amount that WI can draw under the $25 million loan commitment is approximately $13 million.

      EOP Partnership had previously accounted for the investment in Foundry Square I under the equity method and is now consolidating the investment, which is reflected as land available for development. EOP Partnership is currently analyzing the investment opportunities in Foundry Square I, which may include future development or the sale of Foundry Square I.

  Investment in Griffin Towers

      In March 2002, EOP Partnership acquired the remaining interest in the joint venture in exchange for the assumption by EOP Partnership of the joint venture partner’s share of the joint venture debt of approximately $50.8 million. EOP Partnership had previously accounted for the investment in Griffin Towers under the equity method and is now consolidating the investment.

  Investment in Civic Parking

      In January 2002, EOP Partnership disposed of its 50% interest in four parking facilities in St. Louis, Missouri to an unaffiliated party for approximately $47.5 million and repaid EOP Partnership’s share of the mortgage debt of approximately $28.7 million. During 2001, an impairment on assets held for sale of approximately $2.5 million was recognized in connection with the sale. The parking facilities contained approximately 7,464 parking spaces.

NOTE 5 — UNSECURED NOTES

      In February 2002, EOP Partnership issued $500 million of unsecured notes due February 2012. These notes are guaranteed by Equity Office. The coupon interest rate of the notes is 6.75% per annum with interest payable semiannually. The effective interest rate, which includes amortization of the discount and other offering costs, is approximately 7.0%. Total cash proceeds, net of selling commissions and other expenses, were approximately $235.9 million. Approximately $260.0 million of the aggregate principal amount of the notes was exchanged for $250 million of the aggregate principal amount of EOP Partnership’s outstanding 6.376% MandatOry Par Put Remarketed SecuritiesSM due February 15, 2012, which were subject to mandatory redemption and a remarketing agreement. The remaining net proceeds were used to repay the line of credit and for general business purposes, including working capital.

      In February 2002, EOP Partnership terminated the interest rate swap agreement that hedged $267 million of $1.1 billion 7.0% unsecured notes due July 15, 2011. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $3.2 million.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In March 2002 EOP Partnership entered into two interest rate swap agreements. These fair value hedges converted $300 million of 6.5% unsecured notes until the maturity of the notes in January 2004 from a fixed interest rate to a variable interest rate based on a spread over the 6-month LIBOR rate. The settlement dates correspond to the interest payment dates of the unsecured notes being hedged. In accordance with FAS 133, the interest rate swap agreements and the respective unsecured notes are reflected at market value. Any market adjustment on the swap agreements will be reflected in “Other assets” or “Other liabilities,” and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark-to-market adjustment.

NOTE 6 — PARTNERS’ CAPITAL

  Units

      The following table presents the changes in the issued and outstanding Units since January 1, 2002:

Outstanding at January 1, 2002	471,038,975
Issued to Equity Office related to Common Shares issued for share option exercises	1,034,769
Restricted units issued/cancelled, net	491,630
Units issued to Equity Office for Common Shares issued through dividend reinvestments	20,987

Outstanding at March 31, 2002	472,586,361

     Distributions

	Quarterly
	Distribution
	Amount		Unitholder
	Per Unit	Date Paid	Record Date

Units	$.50	April 15, 2002	March 29, 2002
Series A Preferred Units	.56125	March 15, 2002	March 1, 2002
Series B Preferred Units	.65625	February 15, 2002	February 1, 2002
Series C Preferred Units	.5390625	March 15, 2002	March 1, 2002
Series E Preferred Units	.4921875	January 31, 2002	January 15, 2002
Series F Preferred Units	.50	April 1, 2002	March 15, 2002

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 7 —	EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per Unit and unit equivalent:

	For the three months ended
	March 31,

(Dollars in thousands, except per unit data)	2002	2001

Numerator:
Net income available for Units before discontinued operations and cumulative effect of a change in accounting principle	$231,198	$137,002
Discontinued operations (including loss on disposal of $(3,009) and $0, respectively)	(2,564)	1,278
Cumulative effect of a change in accounting principle	—	(1,142)

Numerator for basic and diluted earnings per Unit — net income available for Units and unit equivalent	$228,634	$137,138

Denominator:
Denominator for net income available per weighted average Unit outstanding — basic	470,206,844	348,476,502
Effect of dilutive securities:
Units issued upon exercise of Equity Office share options, put options and restricted shares	2,506,180	2,924,351

Denominator for net income available per weighted average Unit and unit equivalent outstanding — diluted	472,713,024	351,400,853

Net income available per weighted average Unit outstanding — basic:
Net income before discontinued operations and cumulative effect of a change in accounting principle	$0.49	$0.39
Discontinued operations	(0.01)	—
Cumulative effect of a change in accounting principle	—	—

Net income available per weighted average Unit outstanding — basic	$0.48	$0.39

Net income available per weighted average Unit and unit equivalent outstanding — diluted:
Net income before discontinued operations and cumulative effect of a change in accounting principle	$0.49	$0.39
Discontinued operations	(0.01)	—
Cumulative effect of a change in accounting principle	—	—

Net income available per weighted average Unit and unit equivalent outstanding — diluted	$0.48	$0.39

      The following securities were not included in the computation of diluted earnings per Unit and unit equivalent since they would have an antidilutive effect:

		For the three months ended
		March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2002	2001

Share options	$30.120	7,394,109	—
Share options	$30.340	—	3,077,389
Series B Preferred Units	$35.700	5,990,000	6,000,000
Warrants	$39.375	5,000,000	5,000,000

Total		18,384,109	14,077,389

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 8 — SEGMENT INFORMATION

      As discussed in Note 1, EOP Partnership’s primary business is the ownership and operation of the Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. EOP Partnership’s long-term tenants are in a variety of businesses, and no single tenant is significant to EOP Partnership’s business. The property operating revenues generated at the “Corporate and Other” segment consists primarily of revenues earned by the Industrial Properties and stand-alone parking facilities. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments.

	For the three months ended March 31, 2002

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property operating revenues	$860,122	$14,716	$874,838
Property operating expenses	(270,180)	(2,991)	(273,171)

Net operating income	589,942	11,725	601,667

Adjustments to arrive at net income:
Other revenues	521	10,400	10,921
Interest expense (1)	(45,241)	(159,605)	(204,846)
Depreciation and amortization	(164,820)	(6,586)	(171,406)
Ground rent	(5,570)	—	(5,570)
General and administrative	—	(32,954)	(32,954)

Total adjustments to arrive at net income	(215,110)	(188,745)	(403,855)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and discontinued operations	374,832	(177,020)	197,812
Income taxes	(48)	(6,958)	(7,006)
Minority interests	(1,386)	(20)	(1,406)
Income from investment in unconsolidated joint ventures	58,672	(1,044)	57,628
Discontinued operations (including net loss on disposal of $(3,009))	(2,564)	—	(2,564)

Net income	$429,506	$(185,042)	$244,464

Investment in unconsolidated joint ventures	$1,179,608	$41,247	$1,220,855

Capital and tenant improvements	$56,965	$1,250	$58,215

Total Assets	$24,530,828	$1,285,823	$25,816,651

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months ended March 31, 2001

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property operating revenues	$642,118	$7,747	$649,865
Property operating expenses	(212,058)	(1,176)	(213,234)

Net operating income	430,060	6,571	436,631

Adjustments to arrive at net income:
Other revenues	1,131	11,874	13,005
Interest expense (1)	(52,527)	(105,340)	(157,867)
Depreciation and amortization	(117,893)	(6,443)	(124,336)
Ground rent	(3,081)	—	(3,081)
General and administrative	(37)	(24,085)	(24,122)
Impairment on securities and other investments	—	(3,000)	(3,000)

Total adjustments to arrive at net income	(172,407)	(126,994)	(299,401)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	257,653	(120,423)	137,230
Income taxes	(10)	(1,507)	(1,517)
Minority interests	(3,253)	—	(3,253)
Income from investment in unconsolidated joint ventures	15,208	218	15,426
Discontinued operations	1,278	—	1,278
Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)

Net income	$269,734	$(121,712)	$148,022

Capital and tenant improvements	$47,746	$6,164	$53,910

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

  Litigation

      EOP Partnership is not presently subject to material litigation nor, to EOP Partnership’s knowledge, is any litigation threatened against EOP Partnership, other than routine actions for negligence and other claims

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of EOP Partnership.

  Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either EOP Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

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

      EOP Partnership places commercial insurance coverage in excess of the per occurrence deductible amounts above, including acts of terrorism. EOP Partnership’s current coverage for terrorist insurance is up to $200 million per occurrence and in the aggregate and excludes nuclear, chemical or biological acts of terrorism. There can be no assurance, however, that insurance coverage for acts of terrorism will be available in the future.

      EOP Partnership carries earthquake insurance on all the Properties, including those in California and Washington, subject to coverage limitations, which EOP Partnership believes are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

  Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), EOP Partnership agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2002, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $13.5 million as of March 31, 2002. WRALP’s current line of credit matures in July 2003.

      EOP Partnership has agreed to loan up to $25 million to Wilson Investors (“WI”) for its required contribution to Wilson/Equity Office (“W/EO”) at a 15% return per annum. The balance of this loan as of March 31, 2002 was approximately $12 million of principal and $2 million of accrued interest all of which was repaid in April 2002. The remaining amount that WI can draw under the $25 million loan commitment is approximately $13 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, and elsewhere in this Form 10-Q which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which EOP Partnership has made assumptions are the following:

•	Future economic conditions which may impact the demand for office space as well as current or prospective tenant’s ability or willingness to pay rent, either at current or increased levels;

•	The extent of any tenant bankruptcies or defaults that may occur;

•	The availability of new competitive supply, including competitive supply which may be available by way of sublease;

•	The extent of future demand for high-rise and other office space in the markets in which EOP Partnership has a presence;

•	The costs to complete and lease-up pending developments at anticipated rents;

•	Future demand for EOP Partnership’s debt and equity securities;

•	EOP Partnership’s continued access to adequate credit facilities or other debt financing on acceptable terms;

•	EOP Partnership’s ability to achieve economics of scale over time;

•	EOP Partnership’s ability to attract and retain high quality personnel at a reasonable cost;

•	Changes in interest rates;

•	Changes in operating expenses, including utility, insurance and security costs;

•	EOP Partnership’s continuing ability to pay amounts due to its noteholders and preferred noteholders before any distribution to holders of Units; and

•	EOP Partnership’s ability to secure adequate insurance for occurrences such as terrorist acts and earthquakes.

      During the three months ended March 31, 2002, we completed the following key transactions:

•	Issued $500 million of unsecured notes due February 2012 at an all-in cost of 7.0% and exchanged approximately $260.0 million of these notes for the previously outstanding $250.0 million MandatOry Par Put Remarketed SecuritiesSM which were subject to mandatory redemption;

•	Sold seven office properties and a 50% interest in four parking facilities for approximately $156.7 million; and

•	Received a lease termination fee of approximately $40 million from a tenant scheduled to occupy Foundry Square I.

Critical Accounting Policies and Estimates

      Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation and fair value of financial instruments. During the first quarter of 2002, there were no material changes to these policies.

Results of Operations

  General

      The following discussion is based primarily on the consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

      Income is received primarily from rental revenue from the Office Properties and Industrial Properties, including reimbursements from tenants for certain operating costs and from parking revenue from Office Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates for the Office Properties in most major markets. Below is a summary of our leasing activity in our top 5 markets, top 10 markets and our total portfolio. Our top 10 markets in terms of square footage are Boston, Chicago, San Francisco, Seattle, San Jose, Atlanta, Los Angeles, Orange County, Washington, DC and New York.

	Top 5 Markets	Top 10 Markets	Total Portfolio

For the three months ended:
March 31, 2002:
Portion of total portfolio based on square feet	42.3%	67.2%	100.0%
Weighted average occupancy	90.7%	91.2%	90.7%
Gross square footage leased	1,662,543	2,780,836	4,497,483
Weighted average annual rent per square foot leased(a)	$42.92	$38.21	$32.13
December 31, 2001:
Portion of total portfolio based on square feet	42.0%	66.9%	100.0%
Weighted average occupancy	92.5%	92.7%	91.8%
Gross square footage leased	1,383,026	2,580,920	4,549,803
Weighted average annual rent per square foot leased(a)	$38.68	$36.51	$30.76
March 31, 2001:
Portion of total portfolio based on square feet	41.6%	66.6%	100.0%
Weighted average occupancy	96.6%	95.8%	94.2%
Gross square footage leased	1,677,053	2,408,954	3,622,509
Weighted average annual rent per square foot leased(a)	$58.57	$49.75	$40.18

(a)	Average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market rents because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      As of March 31, 2002, approximately 71,809,638 occupied square feet (approximately 56.3% of the total portfolio) is expiring through 2006. The average annual rent per square foot for these leases is presented in the table below. Upon expiration, we may be unable to release this space at rents at or above the current rent or be able to release all of this space within a reasonable time period.

	Square Feet	Average Annual Rent
Year	of Expiring Leases	per Square Foot

2002	11,891,376	$26.77
2003	15,975,198	28.48
2004	14,385,546	27.06
2005	15,424,289	29.73
2006	14,133,229	29.19

Total	71,809,638	$28.32

      We believe that it is too soon to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or declines in rents could adversely affect our revenues and results of operations in subsequent periods.

      In addition to the downward trend in occupancy, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Future rental income may also be affected by early lease terminations. In either of these circumstances, we may not be able to collect the full amount that was due under the leases and would incur additional cost in re-leasing the space.

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

      Below is a summary of our acquisition and disposition activity since January 1, 2001. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflects the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of these properties, we effectively owned 121.3 million square feet of office space as of March 31, 2002.

	Office Properties		Industrial Properties		Parking Facilities

		Total		Total
	Buildings	Square Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2001	381	98,995,994	—	—	9	14,244
Spieker Merger	293	26,080,670	100	12,306,053	—	—
Acquisitions	1	259,441	—	—	—	—
Developments placed in service	9	1,497,014	—	—	—	—
Dispositions	(8)	(879,388)	(19)	(4,052,476)	(4)	(3,721)
Reclass from industrial to office	44	2,208,837	(44)	(2,208,837)	—	—
Building remeasurements (a)	54	71,419	42	91	—	242

December 31, 2001	774	128,233,987	79	6,044,831	5	10,765
Dispositions	(7)	(804,590)	—	—	(4)	(7,464)
Building remeasurements	—	47,216	—	—

March 31, 2002 (“Total Portfolio”)	767	127,476,613	79	6,044,831	1	3,301

(a)	Building remeasurements during 2001 relate to the Office Properties and Industrial Properties acquired in the Spieker Merger. The initial property count was based on a count prepared prior to the Spieker Merger by the former management of Spieker. We count our properties based on the actual number of buildings at the property, which is different than the method used by the former management of Spieker.

      Primarily as a result of the Spieker Merger in July 2001 and the disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the period being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

  Comparison of the three months ended March 31, 2002 to March 31, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 383 Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2002	2001	(Decrease)	Change	2002	2001	(Decrease)	Change

Property revenues	$874,838	$649,865	$224,973	34.6%	$639,186	$639,903	$(717)	(0.1)%
Fee income	4,078	2,172	1,906	87.8	—	—	—	—
Interest/dividend income	6,843	10,833	(3,990)	(36.8)	943	1,391	(448)	(32.2)

Total revenues	885,759	662,870	222,889	33.6	640,129	641,294	(1,165)	(0.2)

Interest expense	204,846	157,867	46,979	29.8	49,098	54,251	(5,153)	(9.5)
Depreciation and amortization	171,406	124,336	47,070	37.9	128,848	119,127	9,721	8.2
Property operating expenses	273,171	213,234	59,937	28.1	210,034	210,322	(288)	(0.1)
Ground rent	5,570	3,081	2,489	80.8	3,122	3,081	41	1.3
General and administrative	32,954	24,122	8,832	36.6	—	37	(37)	(100.0)
Impairment on securities and other investments	—	3,000	(3,000)	(100.0)	—	—	—	—

Total expenses	687,947	525,640	162,307	30.9	391,102	386,818	4,284	1.1

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	197,812	137,230	60,582	44.1	249,027	254,476	(5,449)	(2.1)
Income taxes	(7,006)	(1,517)	(5,489)	361.8	(45)	(5)	(40)	800.0
Minority interests	(1,406)	(3,253)	1,847	(56.8)	(1,378)	(3,253)	1,875	(57.6)
Income from investment in unconsolidated joint ventures	57,628	15,426	42,202	273.6	17,842	15,208	2,634	17.3

Income from continuing operations	247,028	147,886	99,142	67.0	265,446	266,426	(980)	(0.4)
Discontinued operations	(2,564)	1,278	(3,842)	(300.6)	—	—	—	—

Income before cumulative effect of a change in accounting principle	244,464	149,164	95,300	63.9	265,446	266,426	(980)	(0.4)
Cumulative effect of a change in accounting principle	—	(1,142)	1,142	(100.0)	—	(1,142)	1,142	(100.0)

Net income	$244,464	$148,022	$96,442	65.2%	$265,446	$265,284	$162	0.1%

Property revenues less property operating expenses before interest, depreciation and amortization, ground rent and general and administrative expense(a)	$602,417	$438,618	$163,799	37.3%	$429,152	$429,581	$(429)	(0.1)%

Deferred rental revenue (a)	$20,428	$14,985	$5,443	36.3%	$9,147	$14,846	$(5,699)	(38.4)%

Lease termination fees(a)	$18,248	$6,750	$11,498	170.3%	$16,955	$6,750	$10,205	151.2%

(a)	These amounts include the properties sold in 2002.

  Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Spieker Merger in 2001. As a result of the current slowdown in economic activity, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off in the Total Portfolio for the three months ended March 31, 2002 was approximately $6.9 million as compared to $3.9 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Included in property revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although we have historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The decrease in property revenues in the Core Portfolio resulted primarily from a decrease in occupancy and an increase in bad debt expense, partially offset by a slight increase in rental rates and an increase in lease termination fees. The weighted average occupancy of the Core Portfolio decreased from 94.7% at January 1, 2001 to 91.2% at March 31, 2002, mainly due to tenant rollover and early lease terminations at various properties where the space was not re-leased due to the current slowdown in economic activity.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger. This increase was partially offset by interest rate swap agreements which converted the fixed interest rate to a variable rate for a portion of the unsecured notes. In addition, set forth below are additional statistics for the Total Portfolio relating to our interest expense during the periods:

•	Total debt to total assets decreased to 45.6% from 46.2%;

•	Interest coverage ratio (calculated as EBITDA divided by interest expense, including our share of interest expense of unconsolidated joint ventures) increased to 3.0 times from 2.7 times; and

•	Weighted average interest rate decreased to 7.2% from 7.5%.

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

  Property Operating Expenses

      Total Portfolio property operating expenses increased mainly as a result of the Spieker Merger in 2001. Core Portfolio property operating expenses remained stable as a result of a decrease in utilities of $3.4 million offset by increases in repairs and maintenance of approximately $1.1 million primarily due to higher safety and security expense, increases in insurance expenses of approximately $1.1 million due to higher premiums and an increase in real estate taxes of approximately $2.3 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property revenues.

  General and Administrative Expenses

      General and administrative expenses increased due to an increase in the number of employees at the corporate and regional offices as a result of the Spieker Merger, consulting fees and severance expense of approximately $3.2 million for a former executive vice president consisting of the acceleration of vesting of share options and restricted shares and the severance payment made to this individual. In April 2002, we entered into a severance arrangement with another executive vice president. Approximately $3.4 million of expense relating to this severance arrangement will be recorded during the second quarter of 2002. We also intend to enter into a severance arrangement with Timothy H. Callahan in connection with his resignation as President and Chief Executive Officer of Equity Office in April 2002. We can give no assurance as to the exact amount because the severance arrangement has not been negotiated and finalized. The expense related to the severance arrangement to be entered into with Mr. Callahan is expected to be recorded in the second quarter.

      Although general and administrative expenses are subject to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale may be realized with future growth, should it occur.

  Income Taxes

      A corporate subsidiary of ours had an indirect interest in the Foundry Square I joint venture and will incur income taxes as a result of this transaction of approximately $5.1 million. (See “Income from Investment in Unconsolidated Joint Ventures” below).

  Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to a $40.0 million lease termination fee at Foundry Square I. Foundry Square I was a planned 327,000 square foot office building project that was scheduled to be completed in the third quarter of 2003. The project was 94% preleased to a single tenant who terminated their lease in March 2002. The development site is now classified as land available for development.

  Discontinued Operations

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as Discontinued Operations for both periods presented. The decrease in discontinued operations is primarily due to the loss on the sale of the properties sold in 2002.

Property Dispositions

      EOP Partnership has disposed or partially disposed of the following office properties consisting of approximately 1.7 million square feet, industrial properties consisting of approximately 4.1 million square feet and eight parking facilities since January 1, 2001:

Year	Office Properties	Industrial Properties(1)	Parking Facilities

2002	Park Place Shopping Center Dominion Tower One Park Square(3) Santa Monica Gateway		St. Louis parking garages(2)
2001	Warner Park Center Transpotomac Plaza 5(4) 11 Canal Center Plaza Port Plaza 99 Canal Center Plaza Biltmore Apartments(5) 1600 Duke Street Bank of America Plaza	Nelson Business Center
Vasco Business Center
Marine Drive Distribution Center I,
  II and III
Kelley Point I & II
Wilsonville Business Center I-IV
158th Commerce Park
Columbia Commerce Park I and IV
Striker Avenue
Airway Business Center
360 Industrial Court
363 Industrial Way
		437 Industrial Way	Theatre District Parking 203 N. LaSalle Adams Wabash Rand Tower Garage

(1)	The industrial properties were all acquired in the Spieker Merger.

(2)	Sold our remaining interest in these four garages.

(3)	Consists of four office properties.

(4)	Consists of two office properties.

(5)	Biltmore Apartments is a residential property which is part of the 177 Broad Street Office Property.

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented. Below is a summary of the results of operations of these properties along with those properties sold prior to 2002 through their respective disposition dates:

	For the three months
	ended March 31,

	2002	2001

	Sold in	Sold in	Sold prior
(Dollars in thousands)	2002	2002	to 2002

Property revenues	$1,605	$3,344	$9,937
Interest income	—	2	16

Total revenues	1,605	3,346	9,953

Interest expense	(25)	73	454
Depreciation and amortization	330	638	1,338
Property operating expenses	855	1,357	2,893

Total expenses	1,160	2,068	4,685

Income before income taxes, income from investment in unconsolidated joint ventures and net loss on sales of real estate	445	1,278	5,268
Income taxes	—	—	(4)
Income from investment in unconsolidated joint ventures	—	—	275
Net loss on sales of real estate	(3,009)	—	—

Net income	$(2,564)	$1,278	$5,539

Property revenues less property operating expenses before interest, depreciation and amortization	$750	$1,987	$7,044

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

Annualized Distribution
Security	Per Unit

Units	$2.00
Preferred Unit Series:
A	$2.245
B	$2.625
C	$2.15625
E	$1.96875
F	$2.00

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

  Contractual Obligations

      As of March 31, 2002, we were subject to the following contractual payment obligations:

	Payments Due by Period

		Through
Contractual Obligations:	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Long-term debt:
Mortgage debt	$2,646,950	$114,399	$202,520	$447,538	$583,372	$342,628	$956,493
Unsecured notes	9,126,500	110,000	700,000	880,000	675,000	650,000	6,111,500
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	819,055	112,273	5,345	116,022	520,249	50,074	15,092
Operating leases (ground leases)	1,087,269	14,216	18,971	16,472	16,114	15,844	1,005,652

Total Contractual Obligations	$13,679,774	$350,888	$926,836	$1,460,032	$1,794,735	$1,058,546	$8,088,737

  Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2002, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s current line of credit, which has an outstanding balance of approximately $13.5 million as of March 31, 2002.

      We have agreed to loan amounts in connection with certain development projects as described in “Developments” subfootnote (c) later in this section.

  Debt Financing

      The table below summarizes our mortgage debt, unsecured notes and line of credit indebtedness at March 31, 2002 and December 31, 2001, including a net unamortized discount on mortgage debt of $(11,997)

and $(11,761), respectively, and a net unamortized premium on unsecured notes of $1,922 and $17,487, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

(Dollars in thousands)	March 31, 2002	December 31, 2001

Balance
Fixed rate	$10,877,375	$10,891,325
Variable rate (1)	886,000	1,097,300

Total	$11,763,375	$11,988,625

Percent of total debt:
Fixed rate	92.5%	90.8%
Variable rate (1)	7.5%	9.2%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate	7.4%	7.4%
Variable rate (1)(2)	4.2%	3.3%

Effective interest rate	7.2%	7.0%

(1)	The variable rate debt as of March 31, 2002 and December 31, 2001 includes $850 million and $817 million, respectively, of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements.

(2)	The variable rate debt bears interest at a rate based on various spreads over LIBOR.

  Mortgage Debt

      As of March 31, 2002, total mortgage debt (excluding our share of unconsolidated debt of approximately $819.1 million) consisted of approximately $2.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.7% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of March 31, 2002 the variable rate was approximately 2.4%). Our mortgage debt at March 31, 2002 will mature as follows:

Year	(Dollars in thousands)

2002	$114,399
2003	202,520
2004	447,538
2005	583,372
2006	342,628
Thereafter	956,493

Subtotal	2,646,950
Net discount (net of accumulated amortization of approximately $(5,573))	(11,997)

Total	$2,634,953

      The instruments encumbering the properties restrict transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

  Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Equity Office has guaranteed the outstanding obligation under the line of credit. At March 31, 2002, no amounts were outstanding under the revolving credit facility.

  Unsecured Notes

      Unsecured notes increased by $50 million from December 31, 2001 to March 31, 2002 as a result of the issuance of $500 million notes in February and the exchange of the $250 million MandatOry Par Put Remarketed SecuritiesSM and repayment of $200 million notes upon maturity. The table below summarizes the unsecured notes outstanding as of March 31, 2002:

	Coupon/	All-in
	Stated	Effective	Face	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
Fixed interest rate:
7	6.95%	5.37%	$110,000	12/15/02
5	6.38%	6.76%	300,000	2/15/03
3	7.38%	7.55%	400,000	11/15/03
5	6.80%	6.10%	200,000	5/01/04
7	7.24%	7.26%	30,000	9/01/04
9	6.90%	6.27%	100,000	12/15/04
8	6.88%	6.40%	125,000	2/01/05
7	6.63%	5.89%	100,000	2/15/05
7	8.00%	6.49%	100,000	7/19/05
8	7.36%	7.69%	50,000	9/1/05
6	8.38%	8.59%	500,000	3/15/06
9	7.44%	7.74%	50,000	9/1/06
10	7.13%	6.74%	100,000	12/1/06
9	7.00%	6.80%	1,500	2/02/07
9	6.88%	6.83%	25,000	4/30/07
9	6.76%	6.76%	300,000	6/15/07
10	7.41%	7.70%	50,000	9/01/07
7	7.75%	7.91%	600,000	11/15/07
10	6.75%	6.97%	150,000	1/15/08
10	6.75%	7.01%	300,000	2/15/08
8(b)	7.25%	7.64%	325,000	11/15/08
10	6.80%	6.94%	500,000	1/15/09
10	7.25%	7.14%	200,000	5/01/09
11	7.13%	6.97%	150,000	7/01/09
10	8.10%	8.22%	360,000	8/01/10
10	7.65%	7.20%	200,000	12/15/10
10	7.00%	6.83%	1,100,000	7/15/11
10	6.75%	7.02%	500,000	2/15/12
20	7.88%	8.08%	25,000	12/01/16
20	7.35%	8.08%	200,000	12/01/17
20	7.25%	7.54%	250,000	2/15/18
30	7.50%	8.24%	150,000	10/01/27
30	7.25%	7.31%	225,000	6/15/28
30	7.50%	7.55%	200,000	4/19/29
30	7.88%	7.94%	300,000	7/15/31

Weighted Average/ Subtotal	7.25%	7.29%	8,276,500

Variable-interest rate(c):
5	6.50%	4.29%	300,000	1/15/04
6	6.50%	4.76%	150,000	6/15/04
6	6.50%	4.78%	100,000	6/15/04
7	6.63%	3.76%	300,000	2/15/05

Weighted Average/ Subtotal	6.55%	4.24%	850,000

Weighted Average/ Subtotal	7.19%	7.00%	9,126,500

Net premium (net of accumulated amortization of approximately $4,052)			1,922

Total			$9,128,422

(a)	Includes the cost of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis.

(c)	As of March 31, 2002, $850 million of unsecured notes were converted to a variable interest rate based on a spread over the 6-month LIBOR rate through several interest rate swap arrangements.

      As of March 31, 2002, $2.1 billion of unsecured debt securities and related guarantees are available for issuance under a shelf registration statement.

  Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to the unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of March 31, 2002, we were in compliance with each of these financial restrictions and requirements.

      Set forth below are the financial restrictions and requirements to which we are subject under our line of credit agreement:

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

•	EBITDA to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual FFO; and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures:

•	debt to adjusted total assets may not exceed 0.60:1;

•	secured debt to adjusted total assets may not exceed 0.40:1;

•	consolidated income available for debt service to annual debt service charge may not be less than 1.50:1; and

•	total unencumbered assets to unsecured debt may not be less than 1.50:1.

  Equity Securities

      A summary of the activity of Equity Office’s Common Shares and EOP Partnership’s Units (exclusive of Units owned by Equity Office) during the three months ended March 31, 2002 is as follows:

	Common Shares	Units	Total

Outstanding at December 31, 2001.	414,548,673	56,490,302	471,038,975
Share options exercised	1,034,769	—	1,034,769
Common Shares issued in exchange for Units	448,962	(448,962)	—
Restricted shares issued/cancelled, net	491,630	—	491,630
Issued through dividend reinvestments	20,987	—	20,987

Outstanding at March 31, 2002.	416,545,021	56,041,340	472,586,361

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

  Three Months Ended March 31, 2002 and 2001

      Cash and cash equivalents increased by approximately $242.7 million to approximately $303.8 million at March 31, 2002, compared to $61.1 million at December 31, 2001. This increase was the net result of the receipt of approximately $278.6 million from operating activities, approximately $177.2 million from investing activities, which consisted primarily of approximately $107.7 million from property dispositions and $149.0 million released from escrows, less approximately $75.0 million used for capital and tenant improvements and lease acquisition costs, and approximately $(213.1) million used for financing activities.

Market Risk

      Since December 31, 2001 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2001, except as noted below.

  Interest Rate Risk — Derivatives

      During the three months ended March 31, 2002, we entered into two interest rate swap agreements to hedge certain unsecured notes as summarized below. In each case, we are the variable rate payer and the counterparty is the fixed rate payer. The variable interest rate is based on various spreads over LIBOR. The settlement dates correspond to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements terminate on the maturity date of the respective unsecured notes being hedged.

		Estimated	Fixed	Maturity Date
	Amount	Value	Interest	of Unsecured
Date	Hedged	(1)	Rate	Notes/Swaps

	(Dollars in thousands)
March 2002	$150 million	$(204)	6.50%	1/15/04
March 2002	$150 million	$(273)	6.50%	1/15/04

(1)	Values are as of March 31, 2002, and may fluctuate based on market interest rates.

      In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, the above interest rate swap agreements and the respective unsecured notes are reflected at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark to market adjustments.

      In February 2002, we terminated the interest rate swap agreement that hedged $267 million of $1.1 billion 7.0% unsecured notes due 2011. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $3.2 million.

Capital Improvements, Tenant Improvements and Leasing Commissions

  Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

  Tenant Improvements and Leasing Commissions

      Costs related to the renovation, alteration or build-out of existing second-generation space, as well as related leasing commissions, are capitalized. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems. We categorize tenant improvements and leasing commissions as follows:

•	Revenue enhancing — costs incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more.

•	Non-revenue enhancing — costs incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

  Cost of Improvements

      The table below details the costs incurred for each type of improvement. These costs exclude similar costs incurred at unconsolidated joint ventures.

For the three months ended
March 31, 2002

(Dollars in thousands, except per
square foot amounts)

Capital Improvements:
Capital improvements	$11,151
Development and redevelopment costs	32,578

Total capital improvements	$43,729

      The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid, which is a more useful measure of the total tenant improvement and leasing commission costs for the periods presented.

Tenant Improvements and Leasing Commissions:

Revenue enhancing	$8,158

Per square foot leased	$22.38

Non-revenue enhancing:
Non-revenue enhancing — renewals	$11,722
Per square foot leased	$6.51
Non-revenue enhancing — retenanted	$22,830
Per square foot leased	$14.88

Total non-revenue enhancing	$34,552

Per square foot leased	$10.36

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the year for the three months ended March 31, 2002. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the three months ended March 31, 2002. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above and the amounts disclosed in the consolidated statements of cash flows is as follows:

For the three months
(Dollars in thousands)	ended March 31, 2002

Total capital improvements, tenant improvements and leasing commissions	$86,439
Timing differences	(12,551)
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	1,077

Total capital improvements, tenant improvements and leasing commissions on the consolidated statements of cash flows	$74,965

      The table below details our share of the costs incurred for each type of improvement for Properties owned in unconsolidated joint ventures:

For the three months
(Dollars in thousands, except per square foot amounts)	ended March 31, 2002

Capital Improvements:
Capital improvements	$374
Development and redevelopment costs	29,873

Total capital improvements	$30,247

Tenant Improvements and Leasing Commissions:
Revenue enhancing	$524

Per square foot leased	$22.65

Non-revenue enhancing:
Non-revenue enhancing — renewals	$487
Per square foot leased	$8.58
Non-revenue enhancing — retenanted	$683
Per square foot leased	$12.52

Total non-revenue enhancing	$1,170

Per square foot leased	$10.51

Developments

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of March 31, 2002.

  Consolidated Developments:

					EOP Partnership’s

	Estimated				Effective			Total
	Placed in				Ownership	Costs	Total	Project	Current
	Service		Number of	Square	Percentage	Incurred	Estimated	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	(a)	(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)
Tower at Shores Center	4Q/2001	Redwood Shores, CA	2	334,800	100%	$105,113	$116,500	$116,500	32%
EJ Randolph II	2Q/2002	McLean, VA	1	122,000	100%	27,997	35,700	35,700	100%

			3	456,800		133,110	152,200	152,200	50%

Joint Venture

Water’s Edge Phase I (b)	3Q/2002	Los Angeles, CA	2	240,000	87.5%	38,210	74,300	76,500	0%

			2	240,000		38,210	74,300	76,500	0%

Unconsolidated Developments:

Wilson/Equity Office Developments(c)

San Rafael Corporate Center	4Q/2001	San Rafael, CA	2	157,700	80%	38,386	48,100	60,100	12%
Foundry Square II and IV (d)	3Q/2002 -
	1Q/2003	San Francisco, CA	2	734,800	(d)	86,359	150,600	259,500	31%
Ferry Building(e)	3Q/2002	San Francisco, CA	1	242,000	(e)	32,247	60,900	99,900	0%
Concar(f)	4Q/2002	San Mateo, CA	2	207,000	80%	25,627	55,200	68,500	99%

			7	1,341,500		182,619	314,800	488,000	33%

	Grand Total/ Weighted Average		12	2,038,300		$353,939	$541,300	$716,700	33%

  Balance Sheet Reconciliation of Developments:

Consolidated developments — costs incurred as reflected above:
Wholly-owned	$133,110
Joint venture	38,210
Minority interests portion of consolidated development	2,132

Total developments in process on the consolidated balance sheet	$173,452

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

For consolidated developments, EOP Partnership’s Costs Incurred and the Total Estimated Costs are based on EOP Partnership’s Effective Ownership Percentage. The Total Project Estimated Costs represent 100% of the estimated costs including any unaffiliated third party’s portion.

For unconsolidated developments, the Effective Ownership Percentage represents EOP Partnership’s direct interest in the development and its 49.9% interest in Wilson/ Equity Office (“W/ EO”). EOP Partnership’s Costs Incurred and Total Estimated Costs, are based on EOP Partnership’s Effective Ownership Percentage. The Total Project Estimated Costs represent 100% of the estimated costs including those of EOP Partnership, Wilson Investors (“WI”) and any unaffiliated party’s portions.

The Total Estimated Costs and the Total Project Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	EOP Partnership and a third party entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I and a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. EOP Partnership plans to fund approximately $74.3 million of the Phase I total development costs, which consists of 87.5% of the equity component, and the balance in the form of preferred equity.

(c)	EOP Partnership and WI entered into a joint venture agreement to form W/ EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/ EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/ EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership has agreed to loan up to $25 million to WI for its required contribution to W/ EO at a 15% return per annum. The balance of this loan as of March 31, 2002 is approximately $12 million of principal and $2 million of accrued interest all of which was repaid in April 2002.

EOP Partnership has created joint ventures with W/EO and, in certain cases, unaffiliated third parties for the development of various office properties. The costs for these developments are expected to be funded by EOP Partnership and W/EO in a 60% / 40% ratio and in some cases by third parties as described within each development’s respective operating agreement. The Board of Trustees of Equity Office has also authorized us to negotiate and enter into an agreement with W/EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding (or earlier at the option of EOP Partnership in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/EO operating agreement, EOP Partnership is entitled, but not required, to purchase the W/EO interest in each development subsequent to project stabilization.

(d)	Foundry Square is a project with two sites currently under development, each of which has a separate joint venture structure. EOP Partnership’s Effective Ownership Percentages are approximately 65% and 40%, for Sites II and IV, respectively. Site I, which is owned 100% by EOP Partnership as of March 31, 2002, and Site III are currently held as land available for development.

(e)	In the second quarter 2001, a joint venture between EOP Partnership, W/ EO, and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, in the fourth quarter 2001, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the Total Project Estimated Costs for the project, and will receive a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, EOP Partnership’s Effective Ownership Percentage in the net cash flow of the Ferry Building project is approximately 80%, after the distribution of preferred returns.

(f)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 11.8 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These sites include, among others : Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Waters Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; Larkspur Landing, Larkspur, CA; San Rafael Corporate Center, San Rafael, CA; Station Oaks, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; Douglas Corporate Center, Roseville, CA; Kruse Woods V, Lake Oswego, OR; Southport, Renton, WA; City Center Bellevue; Bellevue, WA; and 8th Street, Bellevue, WA.

Impact of New Accounting Standards

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 is reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented.

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

Funds From Operations (“FFO”)

      We believe FFO, as defined by NAREIT, to be an appropriate measure of performance for a real estate company. While FFO is a relevant and widely used measure of operating performance of a real estate company, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.

      The following table reflects the calculation of FFO for the three months ended March 31, 2002 and 2001, respectively:

	For the three months
	ended March 31,

(Dollars in thousands)	2002	2001

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	$197,812	$137,230
Add (deduct):
Income taxes	(7,006)	(1,517)
Income allocated to minority interests for partially owned properties	(1,406)	(3,253)
Income from investment in unconsolidated joint ventures (excluding gain	57,349
on sale of $279 for the three months ended March 31, 2002)		15,426
Depreciation and amortization (real estate related) (including EOP
Partnership’s share of unconsolidated joint ventures)	178,945	133,673
Discontinued operations (excluding depreciation, amortization and net loss on sale)	775	1,916
Preferred distributions	(15,830)	(10,884)

Funds from Operations	$410,639	$272,591

Cash flow provided by (used for):
Operating Activities	$278,581	$192,801
Investing Activities	$177,230	$(63,672)
Financing Activities	$(213,094)	$(144,775)
Ratio of earnings to combined fixed charges and preferred share distributions	1.9	1.8

      The White Paper on FFO approved by NAREIT in March 1995 defines FFO as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties (which EOP Partnership believes includes impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of FFO to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that FFO is helpful to investors as a measure of the performance of a real estate company because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Market Risk” section.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      Two reports on Form 8-K were filed during the quarter ended March 31, 2002, as follows:

Date of Event	Items Reported/Financial Statements Filed

February 12, 2002	Item 5, Other Events
Item 7, Financial Statements and Exhibits
February 12, 2002	Item 5, Other Events
Item 7, Financial Statements and Exhibits

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST Its general partner

Date: May 15, 2002

By:	/s/ STANLEY M. STEVENS

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: May 15, 2002

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

4.1	$400,000,000 6 3/4% Note due February 15, 2012, and related
Guarantee (incorporated herein by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)
4.2	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee (incorporated herein by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)
10.1	Form of Share Appreciation Rights Agreement by and between Equity Office and Jan H. W. R. van der Vlist (incorporated herein by reference to Exhibit 10.1 to Equity Office’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2002)
12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions