Form 10-Q
period 2002-06-30
EOP OPERATING LTD PARTNERSHIP
filed 2002-08-14
CIK 1043866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4156801 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip code)

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

On July 31, 2002, 469,524,465 Units were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
EOP OPERATING LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
EOP OPERATING LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 8 -- SEGMENT INFORMATION
NOTE 9 -- COMMITMENTS AND CONTINGENCIES
Concentration of Credit Risk
Environmental
Litigation
Contingencies
Insurance
Commitments
NOTE 10 -- SUBSEQUENT EVENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies and Estimates
Results of Operations
General
Comparison of the three months ended June 30, 2002 to June 30, 2001
Property Dispositions
Liquidity and Capital Resources
Liquidity
Unsecured Notes
Restrictions and Covenants under Unsecured Indebtedness
Equity Securities
Cash Flows
Six Months Ended June 30, 2002
Additional Items
Deferred Rent Receivable
Escrow Deposits and Restricted Cash
Market Risk
Interest Rate Risk -- Derivatives
Capital Improvements, Tenant Improvements and Leasing Commissions
Capital Improvements
Tenant Improvements and Leasing Commissions
Developments
Consolidated Developments:
Impact of New Accounting Standards
Inflation
Funds From Operations (“FFO”)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
Statement of Earnings

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per unit amounts)	2002	2001

	(Unaudited)
Assets:
Investment in real estate	$24,518,241	$24,399,658
Developments in process	159,646	164,997
Land available for development	244,810	251,696
Accumulated depreciation	(1,785,737)	(1,494,301)

Investment in real estate, net of accumulated depreciation	23,136,960	23,322,050
Cash and cash equivalents	300,240	61,121
Tenant and other receivables (net of allowance for doubtful accounts of $12,299 and $7,794, respectively)	102,964	120,425
Deferred rent receivable	305,756	269,796
Escrow deposits and restricted cash	45,579	196,289
Investment in unconsolidated joint ventures	1,237,095	1,321,127
Deferred financing costs (net of accumulated amortization of $41,323 and $36,198, respectively)	74,465	77,880
Deferred leasing costs (net of accumulated amortization of $95,364 and $78,600, respectively)	201,807	187,336
Prepaid expenses and other assets (net of discounts of $67,220 and $67,413, respectively)	276,984	252,398

Total Assets	$25,681,850	$25,808,422

Liabilities, Minority Interests and Partners’ Capital:
Mortgage debt (including a net discount of $(12,172) and $(11,761), respectively)	$2,624,361	$2,650,338
Unsecured notes (including a net premium of $22,645 and $17,487, respectively)	9,149,145	9,093,987
Line of credit	—	244,300
Accounts payable and accrued expenses	530,641	570,744
Distribution payable	242,381	6,060
Other liabilities	315,830	330,277

Total Liabilities	12,862,358	12,895,706

Commitments and contingencies	—	—
Minority interest — partially owned properties	180,425	181,017

Preferred Units, 100,000,000 authorized:
8.98% Series A Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 7,994,000 issued and outstanding	199,850	199,850
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 6,000,000 issued and outstanding	150,000	150,000
8.0% Series F Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,000,000 issued and outstanding	100,000	100,000
General Partners Capital	92,285	93,010
Limited Partners Capital	11,704,332	11,795,204
Deferred compensation	(21,082)	(19,822)
Accumulated other comprehensive income (loss)	109	(116)

Total Partners’ Capital	12,639,067	12,731,699

Total Liabilities, Minority Interests and Partners’ Capital	$25,681,850	$25,808,422

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,

(Dollars in thousands, except per unit amounts)	2002	2001

Revenues:
Rental	$695,764	$511,156
Tenant reimbursements	128,847	99,448
Parking	29,355	30,806
Other	18,509	8,444
Fee income	3,977	4,365
Interest/ dividends	7,513	9,820

Total revenues	883,965	664,039

Expenses:
Interest:
Expense incurred	202,683	156,848
Amortization of deferred financing costs	1,097	2,703
Depreciation	161,330	114,068
Amortization	12,635	8,879
Real estate taxes	96,716	79,277
Insurance	11,625	4,329
Repairs and maintenance	87,935	65,988
Property operating	87,963	64,583
Ground rent	5,317	3,347
General and administrative	38,163	23,701
Impairment on securities and other investments	—	5,499

Total expenses	705,464	529,222

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and discontinued operations	178,501	134,817
Income taxes	(1,926)	(3,056)
Minority interests — partially owned properties	(995)	(1,353)
Income from investment in unconsolidated joint ventures	22,297	17,864

Income from continuing operations	197,877	148,272
Discontinued operations (including net gain on disposal of $5,499 and $0, respectively)	5,606	1,988

Net income	203,483	150,260
Preferred distributions	(15,831)	(10,877)

Net income available for Units	$187,652	$139,383

Net income available per weighted average Unit outstanding — basic	$0.40	$0.40

Weighted average Units outstanding — basic	470,109,997	348,782,348

Net income available per weighted average Unit and unit equivalent outstanding — diluted	$0.40	$0.40

Weighted average Units and unit equivalents outstanding — diluted	472,610,590	351,519,782

Distributions declared per Unit outstanding	$0.50	$0.45

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended
	June 30,

(Dollars in thousands, except per unit amounts)	2002	2001

Revenues:
Rental	$1,391,287	$1,016,603
Tenant reimbursements	252,606	196,514
Parking	58,677	61,032
Other	43,428	24,562
Fee income	8,055	6,537
Interest/ dividends	14,356	20,653

Total revenues	1,768,409	1,325,901

Expenses:
Interest:
Expense incurred	407,529	314,715
Amortization of deferred financing costs	2,379	4,029
Depreciation	319,223	227,805
Amortization	24,620	17,889
Real estate taxes	194,688	155,571
Insurance	20,159	7,602
Repairs and maintenance	170,756	130,985
Property operating	171,382	132,884
Ground rent	10,858	6,399
General and administrative	71,117	47,823
Impairment on securities and other investments	—	8,499

Total expenses	1,392,711	1,054,201

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	375,698	271,700
Income taxes	(8,932)	(4,573)
Minority interests — partially owned properties	(2,401)	(4,606)
Income from investment in unconsolidated joint ventures	79,925	33,290

Income from continuing operations	444,290	295,811
Discontinued operations (including net gain on disposal of $2,490 and $0, respectively)	3,657	3,613

Income before cumulative effect of a change in accounting principle	447,947	299,424
Cumulative effect of change in accounting principle	—	(1,142)

Net income	447,947	298,282
Preferred distributions	(31,661)	(21,761)

Net income available for Units	$416,286	$276,521

Net income available per weighted average Unit outstanding — basic	$0.89	$0.79

Weighted average Units outstanding — basic	470,132,017	348,630,252

Net income available per weighted average Unit and unit equivalent outstanding — diluted	$0.88	$0.79

Weighted average Units and unit equivalents outstanding — diluted	472,726,956	351,452,397

Distributions declared per Unit outstanding	$1.00	$0.90

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income	$203,483	$150,260	$447,947	$298,282
Other comprehensive income (loss):
Unrealized holding gains/losses arising during the period	(152)	—	109	(1,416)
Reclassification adjustment for realized gains/ losses included in net income	—	—	116	—
Recognition of permanent impairment on marketable securities	—	5,587	—	29,671

Net comprehensive income	$203,331	$155,847	$448,172	$326,537

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months
	ended June 30,

(Dollars in thousands)	2002	2001

Operating Activities:
Net income	$447,947	$298,282
Adjustments to reconcile net income to net cash provided by operating activities:
Interest/dividend income accrued but not received	—	(7,856)
Amortization of discounts included in interest / dividend income	(193)	(1,034)
Amortization of deferred revenue included in other income	—	(3,073)
Depreciation and amortization (including discontinued operations)	346,824	251,583
Amortization of premiums / discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	(744)	2,343
Impairment on securities and other investments	—	8,499
Compensation related to restricted shares issued to employees by Equity Office	9,154	4,958
Income from unconsolidated joint ventures	(79,925)	(33,290)
Net gain on sales of real estate (included in discontinued operations)	(2,490)	—
Cumulative effect of a change in accounting principle	—	1,142
Provision for doubtful accounts	13,558	8,031
Income allocation to minority interests	2,401	4,606
Changes in assets and liabilities:
Decrease in rents receivable	11,509	14,114
(Increase) in deferred rent receivables	(43,278)	(34,259)
(Increase) decrease in prepaid expenses and other assets	(5,779)	2,490
(Decrease) in accounts payable and accrued expenses	(41,026)	(74,031)
(Decrease) increase in other liabilities	(15,738)	13,947

Net cash provided by operating activities	642,220	456,452

Investing Activities:
Property acquisitions	(16,458)	(35,699)
Property dispositions	121,632	8,600
Payments for capital and tenant improvements	(130,441)	(128,745)
Payments of lease acquisition costs	(41,723)	(33,144)
Decrease (increase) in escrow deposits and restricted cash	150,710	(3,502)
Distributions from unconsolidated joint ventures	140,674	69,008
Investments in unconsolidated joint ventures	(80,902)	(56,246)
Investment in securities	—	(683)
Repayments of notes receivable	1,488	4,382

Net cash provided by (used for) investing activities	144,980	(176,029)

Financing Activities:
Principal payments on mortgage debt	(25,566)	(186,764)
Proceeds from unsecured notes	239,127	—
Repayment of unsecured notes	(200,000)	—
Proceeds from lines of credit	805,050	2,928,250
Principal payments on lines of credit	(1,049,350)	(2,979,250)
Payment of offering costs	—	(34)
Proceeds from mortgage debt	—	140,000
Payments of loan costs	(3,906)	(553)
Termination of interest rate swap agreement	3,193	—
Distributions to minority interests in partially owned properties	(2,993)	(3,365)
Proceeds from exercise of share options	36,611	27,778
Redemption of Units	(84,852)	—
Distributions to unitholders	(235,734)	(157,901)
Payment of preferred distributions	(29,661)	(21,761)

Net cash (used for) financing activities	(548,081)	(253,600)

Net increase in cash and cash equivalents	239,119	26,823
Cash and cash equivalents at the beginning of the period	61,121	53,256

Cash and cash equivalents at the end of the period	$300,240	$80,079

Supplemental Information:
Interest paid during the period, including capitalized interest of $10,385 and $9,658, respectively	$420,923	$324,436

Non-Cash Investing and Financing Activities:
Escrow deposits used for property acquisition	$21,269	—

Escrow deposits provided by property acquisition	$(21,269)	—

Note receivable and accrued interest receivable contributed for investment in real estate	—	$23,797

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$(254,631)	—

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$254,631	—

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

NOTE 1 — BUSINESS AND FORMATION OF EOP PARTNERSHIP

      As used herein, “EOP Partnership” means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries, and the predecessors thereof (“EOP Partnership Predecessors”). EOP Partnership is a subsidiary of Equity Office Properties Trust (“Equity Office”), a Maryland real estate investment trust. EOP Partnership was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, President, Chief Executive Officer and Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the EOP Partnership Predecessors (the “Consolidation”). Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). EOP Partnership is a fully integrated, self-administered and self-managed real estate company principally engaged in acquiring, owning, managing, developing and leasing office properties. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. At June 30, 2002, EOP Partnership owned or had an interest in 766 office properties (the “Office Properties”) comprising approximately 127.5 million rentable square feet of office space and 79 industrial properties (the “Industrial Properties”) comprising approximately 6.0 million rentable square feet of industrial space (together with the Office Properties, the “Properties”). The Office Properties were, on a weighted average basis, 90.0% occupied at June 30, 2002, and are located in 146 submarkets in 34 markets in 21 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 40.3% in central business districts (“CBDs”) and approximately 59.7% in suburban markets.

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

     Unaudited Interim Statements

      The consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Reclassifications

      Certain reclassifications have been made to the previously reported 2001 statements in order to provide comparability with the 2002 statements reported herein. These reclassifications have not changed the 2001 results or partners’ capital.

NOTE 3 — ACQUISITIONS

      In May 2002, EOP Partnership acquired the Army and Navy Club office building for approximately $37.4 million in cash from an unaffiliated party. The property is located in Washington, D.C., and consists of approximately 170,000 square feet of which 102,822 square feet is office space.

NOTE 4 — DISPOSITIONS

      During the three months ended June 30, 2002, EOP Partnership sold three office properties and two vacant land parcels in separate transactions to various unaffiliated parties for approximately $36.6 million. The total gain on the sale of the wholly owned properties was approximately $5.5 million. The two office properties and two vacant land parcels sold were:

		Building	Total Square
Property	Location	Count	Footage

Calais Office Center I and II	Anchorage, AK	2	190,599
Airport Service Center	Burlingame, CA	1	36,310
Carlsbad Land	Carlsbad, CA	—	—
Wilsonville Land	Wilsonville, OR	—	—

	Total	3	226,909

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

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

(Dollars in thousands)	2002	2001	2002	2001

Property revenues	$585	$4,856	$3,505	$9,208
Interest income	—	2	—	4

Total revenues	585	4,858	3,505	9,212

Interest expense	—	73	(25)	146
Depreciation and amortization	26	959	602	1,860
Property operating expenses	463	1,809	1,743	3,535
Ground rent	14	29	43	58

Total expenses	503	2,870	2,363	5,599

Income before taxes and net gain on sales of real estate	82	1,988	1,142	3,613
Income taxes	25	—	25	—
Net gain on sales of real estate	5,499	—	2,490	—

Net income	$5,606	$1,988	$3,657	$3,613

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties and property management and development companies and two companies that provide fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Balance Sheets:
Real estate, net	$3,022,096	$3,135,250
Other assets	239,884	276,322

Total Assets	$3,261,980	$3,411,572

Mortgage debt	$1,309,037	$1,370,025
Other liabilities	149,442	169,987
Partners’ and shareholders’ equity	1,803,501	1,871,560

Total Liabilities and Partners’ and Shareholders’ Equity	$3,261,980	$3,411,572

EOP Partnership’s share of equity	$1,113,049	$1,194,441
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $18,616 and $17,517, respectively	124,046	126,686

Carrying value of investments in unconsolidated joint ventures	$1,237,095	$1,321,127

EOP Partnership’s share of unconsolidated non-recourse mortgage debt	$817,656	$848,944

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2002	2001	2002	2001

Statements of Operations:
Revenues	$126,730	$119,836	$336,572	$250,655

Expenses:
Interest expense	19,390	24,906	38,907	50,216
Depreciation and amortization	20,683	20,208	41,801	41,188
Operating expenses	44,659	48,173	101,177	103,816

Total expenses	84,732	93,287	181,885	195,220

Net income before gain on sale of real estate and cumulative effect of a change in accounting principle	41,998	26,549	154,687	55,435
Gain on sale of real estate	140	—	3,693	—
Cumulative effect of a change in accounting principle	—	—	—	(2,279)

Net income	$42,138	$26,549	$158,380	$53,156

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2002	2001	2002	2001

EOP Partnership’s share of:
Net income	$22,297	$17,864	$79,925	$33,290

Interest expense and loan cost amortization	$13,407	$15,406	$26,661	$31,821

Depreciation and amortization (real estate related)	$12,138	$12,593	$24,948	$25,270

NOTE 6 — PARTNERS’ CAPITAL

     Units

      The following table presents the changes in the issued and outstanding Units since March 31, 2002:

Outstanding at March 31, 2002	472,586,361
Issued to Equity Office related to Common Shares issued for share option exercises	553,599
Units redeemed for cash	(2,948,453)
Restricted shares issued / cancelled, net	(8,000)
Units issued to Equity Office for Common Shares issued through dividend reinvestments	25,751

Outstanding at June 30, 2002.	470,209,258

     Distributions

	Quarterly
	Distribution
	Amount		Unitholder
	Per Unit	Date Paid	Record Date

Units	$.50	July 15, 2002	June 28, 2002
Series A Preferred Units	.56125	June 17, 2002	June 3, 2002
Series B Preferred Units	.65625	May 15, 2002	May 1, 2002
Series C Preferred Units	.5390625	June 17, 2002	June 3, 2002
Series E Preferred Units	.4921875	April 30, 2002	April 15, 2002
Series F Preferred Units	.50	July 1, 2002	June 14, 2002

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 7 — EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per Unit and unit equivalent:

	For the three months ended June 30,		For the six months ended June 30,

(Dollars in thousands, except per unit data)	2002	2001	2002	2001

Numerator:
Net income available for Units before discontinued operations and cumulative effect of a change in accounting principle	$182,046	$137,395	$412,629	$274,050
Discontinued operations	5,606	1,988	3,657	3,613
Cumulative effect of a change in accounting principle	—	—	—	(1,142)

Numerator for basic earnings per Unit — net income available for Units and unit equivalents	$187,652	$139,383	$416,286	$276,521

Denominator:
Denominator for net income available per weighted average Unit outstanding — basic	470,109,997	348,782,348	470,132,017	348,630,252
Effect of dilutive securities:
Units issued upon exercise of Equity Office share options, put options and restricted shares	2,500,593	2,737,434	2,594,939	2,822,145

Denominator for net income available per weighted average Unit and unit equivalent outstanding — diluted	472,610,590	351,519,782	472,726,956	351,452,397

Net income available per weighted average Unit outstanding — basic:
Net income before discontinued operations and cumulative effect of a change in accounting principle	$0.39	$0.39	$0.88	$0.79
Discontinued operations	0.01	0.01	0.01	0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.01)

Net income available per weighted average Unit outstanding — basic	$0.40	$0.40	$0.89	$0.79

Net income available per weighted average Unit and unit equivalent outstanding — diluted:
Net income before discontinued operations and cumulative effect of a change in accounting principle	$0.39	$0.39	$0.87	$0.78
Discontinued operations	0.01	0.01	0.01	0.01
Cumulative effect of a change in accounting principle	—	—	—	—

Net income available per weighted average Unit and unit equivalent outstanding — diluted	$0.40	$0.40	$0.88	$0.79

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following securities on a weighted average basis were not included in the computation of net income available per weighted average Unit and unit equivalent outstanding since they would have an antidilutive effect:

		For the three months ended		For the six months ended
		June 30,		June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2002	2001	2002	2001

Share options	$30.320	5,107,942	—	5,190,424	—
Share options	$30.100	—	7,717,882	—	6,560,240
Series B Preferred Units	$35.700	5,990,000	5,990,000	5,990,000	5,994,807
Warrants	$39.375	5,000,000	5,000,000	5,000,000	5,000,000

Total		16,097,942	18,707,882	16,180,424	17,555,047

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

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months ended June 30,

	2002			2001

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$858,731	$13,744	$872,475	$645,919	$3,935	$649,854
Property operating expenses	(281,667)	(2,572)	(284,239)	(212,914)	(1,263)	(214,177)

Net operating income	577,064	11,172	588,236	433,005	2,672	435,677

Adjustments to arrive at net income:
Other revenues	816	10,674	11,490	1,395	12,790	14,185
Interest expense (1)	(48,706)	(153,977)	(202,683)	(51,258)	(105,590)	(156,848)
Depreciation and amortization	(168,888)	(6,174)	(175,062)	(120,798)	(4,852)	(125,650)
Ground rent	(5,317)	—	(5,317)	(3,347)	—	(3,347)
General and administrative	—	(38,163)	(38,163)	37	(23,738)	(23,701)
Impairment on securities and other investments	—	—	—	—	(5,499)	(5,499)

Total adjustments to arrive at net income	(222,095)	(187,640)	(409,735)	(173,971)	(126,889)	(300,860)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and discontinued operations	354,969	(176,468)	178,501	259,034	(124,217)	134,817
Income taxes	(2,152)	226	(1,926)	(1,216)	(1,840)	(3,056)
Minority interests	(975)	(20)	(995)	(1,353)	—	(1,353)
Income from investment in unconsolidated joint ventures	21,520	777	22,297	16,341	1,523	17,864
Discontinued operations (including net gain on disposal of $5,499 and $0, respectively)	5,606	—	5,606	1,988	—	1,988

Net income	$378,968	$(175,485)	$203,483	$274,794	$(124,534)	$150,260

Capital and tenant improvements	$70,792	$1,434	$72,226	$59,115	$15,720	$74,835

Investment in unconsolidated joint ventures	$1,212,438	$24,657	$1,237,095

Total Assets	$24,470,909	$1,210,941	$25,681,850

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the six months ended June 30,

	2002			2001

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$1,717,538	$28,460	$1,745,998	$1,290,029	$8,682	$1,298,711
Property operating expenses	(551,422)	(5,563)	(556,985)	(424,603)	(2,439)	(427,042)

Net operating income	1,166,116	22,897	1,189,013	865,426	6,243	871,669

Adjustments to arrive at net income:
Other revenues	1,337	21,074	22,411	2,526	24,664	27,190
Interest expense (1)	(97,071)	(310,458)	(407,529)	(103,786)	(210,929)	(314,715)
Depreciation and amortization	(333,461)	(12,761)	(346,222)	(240,278)	(9,445)	(249,723)
Ground rent	(10,858)	—	(10,858)	(6,399)	—	(6,399)
General and administrative	—	(71,117)	(71,117)	—	(47,823)	(47,823)
Impairment on securities and other investments	—	—	—	—	(8,499)	(8,499)

Total adjustments to arrive at net income	(440,053)	(373,262)	(813,315)	(347,937)	(252,032)	(599,969)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	726,063	(350,365)	375,698	517,489	(245,789)	271,700
Income taxes	(2,197)	(6,735)	(8,932)	(1,226)	(3,347)	(4,573)
Minority interests	(2,361)	(40)	(2,401)	(4,606)	—	(4,606)
Income from investment in unconsolidated joint ventures	81,218	(1,293)	79,925	31,456	1,834	33,290
Discontinued operations (including net gain on disposal of $2,490 and $0, respectively)	3,657	—	3,657	3,613	—	3,613
Cumulative effect of a change in accounting principle	—	—	—	(1,142)	—	(1,142)

Net income	$806,380	$(358,433)	$447,947	$545,584	$(247,302)	$298,282

Capital and tenant improvements	$127,757	$2,684	$130,441	$106,861	$21,884	$128,745

Investment in unconsolidated joint ventures	$1,212,438	$24,657	$1,237,095

Total Assets	$24,470,909	$1,210,941	$25,681,850

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

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

     Insurance

      EOP Partnership has deductible amounts on insurance policies related to property damage, business interruption, workers compensation, auto liability and general liability losses that may be incurred at the Properties and is insured through third-party carriers for losses in excess of the deductible amounts subject to certain limits. Should an uninsured or underinsured loss occur, EOP Partnership could lose its investment in, and anticipated income and cash flows from, one or more of the Properties. In addition, there can be no

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred. The following summarizes EOP Partnership’s insurance coverage:

	EOP Partnership’s
	Per Occurrence	Third Party Insurance
Insurance Coverage	Deductible Limit	Carrier Coverage

Property damage and business interruption	$50,000 for property damage	$ 50,000 - $1 billion
	5% of building value for earthquake	$300 million
Workers compensation	$250,000	$250,000 - $300 million
Automobile liability	$250,000	$250,000 - $300 million
General liability	$500,000	$500,000 - $300 million
Acts of terrorism	2% of building value	$200 million

      The commercial insurance coverage with third party insurance carriers includes coverage for acts of terrorism for up to $200 million in the aggregate for all of the Properties. EOP Partnership’s current coverage for terrorist insurance excludes nuclear, chemical or biological acts of terrorism. There can be no assurance, however, that insurance coverage for acts of terrorism will be available in the future. It is also possible that the lenders under our unsecured credit facility and our secured mortgage indebtedness could declare a default based on the absence of insurance coverage for terrorist acts of the type and amount in place before September 11, 2001. If one or more of our lenders were to declare such a default, we would challenge such conclusion as not being commercially reasonable in the context of the current marketplace.

      EOP Partnership carries earthquake insurance on all the Properties, including those in California and Washington, subject to coverage limitations, which EOP Partnership believes are commercially reasonable. There can be no assurance that earthquakes may not seriously damage the Properties or that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and other losses suffered.

     Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), EOP Partnership agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2002, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $12.9 million as of June 30, 2002. WRALP’s current line of credit matures in July 2003.

      EOP Partnership has agreed to loan up to $25 million to Wilson Investors (“WI”) for its required contribution to Wilson/Equity Office (“W/ EO”) at a 15% return per annum. W/ EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/ EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). As of June 30, 2002, all amounts lent to WI were repaid and the remaining commitment amount is $13 million. As a result of the recently enacted Sarbanes-Oxley Act of 2002, it is possible (depending on the scope of the regulations to be adopted by the SEC) that EOP Partnership could be prohibited from lending further amounts to WI under this arrangement or from modifying or renewing this arrangement.

NOTE 10 — SUBSEQUENT EVENTS

1.	In July, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares and EOP Partnership cancelled a corresponding number of 8.98% Series A Cumulative Redeemable Preferred Units. On the same date, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares and EOP Partnership issued a corresponding

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

number of Series G Cumulative Redeemable Preferred Units. Substantially all of the net proceeds from the issuance of the Series G preferred shares totaling approximately $206 million were used to redeem the Series A preferred shares.

2.	In July, Equity Office announced approval of a common share repurchase program under which Equity Office may purchase up to $200 million of Common Shares over the next 12 months, at the discretion of management. Management intends to initially execute $100 million of this share repurchase program, as market conditions warrant, and will evaluate the balance of the program at a later date. The Common Shares may be repurchased in the open market or privately negotiated transactions. For each Common Share purchased in this program EOP Partnership will cancel a corresponding Unit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of EOP Partnership and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, and elsewhere in this Form 10-Q, which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002 and June 27, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which EOP Partnership has made assumptions are the following:

•	Future economic conditions which may impact the demand for office space as well as current or prospective tenants’ abilities or willingness to pay rent, either at current or increased levels;

•	The extent of any tenant bankruptcies or defaults that may occur;

•	The availability of new competitive supply, including competitive supply which may be available by way of sublease;

•	The extent of future demand for high-rise and other office space in the markets in which EOP Partnership has a presence;

•	The costs to complete and lease-up pending developments at anticipated rents;

•	Future demand for EOP Partnership’s debt and equity securities;

•	EOP Partnership’s continued access to adequate credit facilities or other debt financing on acceptable terms;

•	EOP Partnership’s ability to achieve economies of scale over time;

•	EOP Partnership’s ability to attract and retain high quality personnel at a reasonable cost;

•	Changes in interest rates;

•	Changes in operating expenses, including utility, insurance and security costs;

•	EOP Partnership’s continuing ability to pay amounts due to its noteholders and preferred noteholders before any distribution to holders of Units; and

•	EOP Partnership’s ability to secure adequate insurance for occurrences such as terrorist acts and earthquakes.

      During the six months ended June 30, 2002, we completed the following key transactions:

•	Issued $500 million of unsecured notes due February 2012 at an all-in cost of 7.0% and exchanged approximately $260.0 million of these notes for the previously outstanding $250.0 million MandatOry Par Put Remarketed SecuritiesSM which were subject to mandatory redemption;

•	Sold ten office properties, two vacant land parcels and a 50% interest in four parking facilities for approximately $193.4 million;

•	Received a lease termination fee of approximately $40 million in connection with a previously proposed office building development;

•	Acquired the Army and Navy Club office building for approximately $37.4 million. The property is located in Washington, D.C., and consists of approximately 170,000 square feet of which 102,822 square feet is office space; and

•	Equity Office called for redemption its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares. The redemption date was July 29, 20002.

Critical Accounting Policies and Estimates

      Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation and fair value of financial instruments. During the second quarter of 2002, there were no material changes to these policies.

Results of Operations

     General

      The following discussion is based primarily on the consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

      Income is received primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs and from parking revenue from Office Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates for the Office Properties in most major markets. Below is a summary of our gross leasing activity (excluding lease expirations) in our current top 5 markets, top 10 markets and our total portfolio for our Office Properties. Our top 10 markets in terms of square footage in order from greatest to least are Boston, Chicago, San Francisco, Seattle, San Jose, Atlanta, Los Angeles, Orange County, Washington, DC and New York.

Office Property Data:	Top 5 Markets	Top 10 Markets	Total Portfolio

For the six months ended June 30, 2002:
Portion of total portfolio based on square feet at end of period	42.2%	67.3%	100.0%
Weighted average occupancy at end of period	90.1%	90.4%	90.0%
Gross square footage leased during the period	4,073,843	6,595,362	10,120,219
Weighted average annual rent per square foot leased during the period(a)	$38.10	$34.82	$30.77
For the six months ended June 30, 2001:
Portion of total portfolio based on square feet at end of period(b)	40.6%	66.2%	100.0%
Weighted average occupancy at end of period(b)	96.5%	95.7%	94.7%
Gross square footage leased during the period	2,695,490	4,501,389	7,220,082
Weighted average annual rent per square foot leased during the period(a)	$51.94	$45.96	$37.40
For the year ended December 31, 2001:
Portion of total portfolio based on square feet at end of period	42.0%	66.9%	100.0%
Weighted average occupancy at end of period	92.5%	92.7%	91.8%
Gross square footage leased during the period	5,288,539	8,944,907	14,711,018
Weighted average annual rent per square foot leased during the period(a)	$46.36	$41.48	$34.17

(a)	Average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market rents because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(b)	These amounts include the Office Properties acquired in the Spieker Merger on July 2, 2001.

      As of June 30, 2002, approximately 68,548,754 occupied square feet (approximately 53.8% of the total office portfolio) is expiring through 2006. The average annual rent per square foot for these leases is presented in the table below. Upon expiration, we may be unable to release this space at rents at or above the current rent or be able to re-lease all of this space within a reasonable time period.

	Square Feet of	Average Annual Rent
Year	Expiring Leases	per Square Foot

2002	9,190,904	$26.62
2003	15,528,558	28.50
2004	13,762,386	27.61
2005	15,620,888	29.39
2006	14,446,018	29.07

Total	68,548,754	$28.39

      We believe that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/ or declines in rents could adversely affect our revenues and results of operations in subsequent periods.

      In addition to the downward trend in occupancy, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. For the three and six months ended June 30, 2002, bad debt expense was approximately $6.7 million and $13.6 million, respectively, as compared to $4.1 million and $8.0 million for the same periods in 2001. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Future rental income may also be affected by early lease terminations. In either of these circumstances, we may not be able to collect the full amount that was due under the leases and would incur additional cost in re-leasing the space.

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

      Below is a summary of our acquisition and disposition activity since January 1, 2001. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflects the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of these properties, we effectively owned 121.4 million square feet of office space as of June 30, 2002.

	Office Properties		Industrial Properties		Parking Facilities

		Total		Total
	Buildings	Square Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2001	381	98,995,994	—	—	9	14,244
Spieker Merger	293	26,080,670	100	12,306,053	—	—
Acquisitions	1	259,441	—	—	—	—
Developments placed in service	9	1,497,014	—	—	—	—
Dispositions	(8)	(879,388)	(19)	(4,052,476)	(4)	(3,721)
Reclass from industrial to office	44	2,208,837	(44)	(2,208,837)	—	—
Building remeasurements(a)	54	71,419	42	91	—	242

December 31, 2001	774	128,233,987	79	6,044,831	5	10,765
Dispositions	(7)	(804,590)	—	—	(4)	(7,464)
Building remeasurements	—	47,216	—	—	—	—

March 31, 2002	767	127,476,613	79	6,044,831	1	3,301
Acquisitions	1	102,822	—	—	—	—
Developments placed in service	1	125,646	—	—	—	—
Dispositions	(3)	(226,909)	—	—	—	—
Building remeasurements	—	42,100	—	—	—	—

June 30, 2002 (“Total Portfolio”)	766	127,520,272	79	6,044,831	1	3,301

(a)	Building remeasurements during 2001 relate to the Office Properties and Industrial Properties acquired in the Spieker Merger. The initial property count was based on a count prepared prior to the Spieker Merger by the former management of Spieker. We count our properties based on the actual number of buildings at the property, which is different than the method used by the former management of Spieker.

      Primarily as a result of the Spieker Merger in July 2001 and the acquisition and disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the period being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

  Comparison of the three months ended June 30, 2002 to June 30, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 381 Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2002	2001	(Decrease)	Change	2002	2001	(Decrease)	Change

Property revenues	$872,475	$649,854	$222,621	34.3%	$629,554	$641,778	$(12,224)	(1.9)%
Fee income	3,977	4,365	(388)	(8.9)	—	—	—	—
Interest/dividend income	7,513	9,820	(2,307)	(23.5)	1,016	1,475	(459)	(31.1)

Total revenues	883,965	664,039	219,926	33.1	630,570	643,253	(12,683)	(2.0)

Interest expense	202,683	156,848	45,835	29.2	49,144	52,821	(3,677)	(7.0)
Depreciation and amortization	175,062	125,650	49,412	39.3	128,807	120,224	8,583	7.1
Property operating expenses	284,239	214,177	70,062	32.7	218,277	211,840	6,437	3.0
Ground rent	5,317	3,347	1,970	58.9	3,099	3,347	(248)	(7.4)
General and administrative	38,163	23,701	14,462	61.0	—	(37)	37	(100.0)
Impairment on securities and other investments	—	5,499	(5,499)	(100.0)	—	—	—	—

Total expenses	705,464	529,222	176,242	33.3	399,327	388,195	11,132	2.9

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and discontinued operations	178,501	134,817	43,684	32.4	231,243	255,058	(23,815)	(9.3)
Income taxes	(1,926)	(3,056)	1,130	(37.0)	(748)	(1,073)	325	(30.3)
Minority interests	(995)	(1,353)	358	(26.5)	(966)	(1,353)	387	(28.6)
Income from investment in unconsolidated joint ventures	22,297	17,864	4,433	24.8	21,877	16,341	5,536	33.9

Income from continuing operations	197,877	148,272	49,605	33.5	251,406	268,973	(17,567)	(6.5)
Discontinued operations	5,606	1,988	3,618	182.0	—	—	—	—

Net income	$203,483	$150,260	$53,223	35.4%	$251,406	$268,973	$(17,567)	(6.5)%

Property revenues less property operating expenses before interest, depreciation and amortization, ground rent and general and administrative expense (a)	$588,358	$438,724	$149,634	34.1%	$411,277	$429,938	$(18,661)	(4.3)%

Deferred rental revenue (a)	$19,413	$12,045	$7,368	61.2%	$6,909	$11,893	$(4,984)	(41.9)%

Lease termination fees (a)	$12,238	$1,814	$10,424	574.6%	$9,997	$1,748	$8,249	471.9%

(a)	These amounts include the properties sold in 2002.

  Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Spieker Merger in 2001. As a result of the current slowdown in economic activity, we have experienced an increase in the amount of lease termination fees and uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off in the Total Portfolio for the three months ended June 30, 2002 was approximately $6.7 million as compared to $4.1 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Included in property revenues are approximately $12.2 million of lease termination fees representing an increase of approximately $10.4 million from the prior period. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although we have historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The decrease in property revenues in the Core Portfolio resulted primarily from a decrease in occupancy and an increase in bad debt expense, partially offset by a slight increase in rental rates and an increase in lease termination fees. The weighted average occupancy of the Core Portfolio decreased from 94.2% at April 1, 2001 to 90.6% at June 30, 2002, mainly due to tenant rollover and early lease terminations at various properties where the space was not re-leased due to the current slowdown in economic activity.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger. This increase was partially offset by interest rate swap agreements which converted the fixed interest rate to a variable rate for a portion of the unsecured notes. In addition, set forth below are additional statistics for the Total Portfolio relating to our interest expense during the periods:

•	Total debt to total assets decreased to 45.8% as of June 30, 2002 from 46.4% as of June 30, 2001;

•	Interest coverage ratio (calculated as EBITDA divided by interest expense, including our share of interest expense of unconsolidated joint ventures) increased to 2.8 times from 2.7 times; and

•	Weighted average interest rate decreased to 7.0% from 7.5%.

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

  Property Operating Expenses

      Total Portfolio property operating expenses increased mainly as a result of the Spieker Merger in 2001. Core Portfolio property operating expenses increased as a result of increases in repairs and maintenance of approximately $4.3 million primarily due to higher safety and security expense, increases in insurance expense of approximately $1.0 million due to higher premiums, partially offset by a decrease in utilities of $0.9 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property revenues.

  General and Administrative Expenses

      General and administrative expenses increased by approximately $14.5 million due to an increase in the number of employees at the corporate and regional offices as a result of the Spieker Merger, consulting fees of approximately $3.2 million relating to a review of our property operations structure and severance expense of approximately $4.3 million for a former executive vice president and the former president and chief executive officer. Approximately $0.9 million of this amount related to the severance for the former president and chief executive officer. The total severance of $4.3 million consists of the acceleration of vesting of share options and restricted shares and severance payments.

  Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio and the Core Portfolio primarily due to our share of a lease termination at a property of approximately $5.6 million during the three months ended June 30, 2002.

  Discontinued Operations

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented. The increase in discontinued operations is primarily due to the gain on the sale of the properties sold in 2002.

  Comparison of the six months ended June 30, 2002 to June 30, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 381 Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2002	2001	(Decrease)	Change	2002	2001	(Decrease)	Change

Property revenues	$1,745,998	$1,298,711	$447,287	34.4%	$1,268,347	$1,281,589	$(13,242)	(1.0)%
Fee income	8,055	6,537	1,518	23.2	—	—	—	—
Interest/dividend income	14,356	20,653	(6,297)	(30.5)	1,959	2,866	(907)	(31.6)

Total revenues	1,768,409	1,325,901	442,508	33.4	1,270,306	1,284,455	(14,149)	(1.1)

Interest expense	407,529	314,715	92,814	29.5	98,217	107,000	(8,783)	(8.2)
Depreciation and amortization	346,222	249,723	96,499	38.6	257,470	239,147	18,323	7.7
Property operating expenses	556,985	427,042	129,943	30.4	428,699	421,831	6,868	1.6
Ground rent	10,858	6,399	4,459	69.7	6,192	6,399	(207)	(3.2)
General and administrative	71,117	47,823	23,294	48.7	—	—	—	—
Impairment on securities and other investments	—	8,499	(8,499)	(100.0)	—	—	—	—

Total expenses	1,392,711	1,054,201	338,510	32.1	790,578	774,377	16,201	2.1

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	375,698	271,700	103,998	38.3	479,728	510,078	(30,350)	(6.0)
Income taxes	(8,932)	(4,573)	(4,359)	95.3	(793)	(1,078)	285	(26.4)
Minority interests	(2,401)	(4,606)	2,205	(47.9)	(2,344)	(4,606)	2,262	(49.1)
Income from investment in unconsolidated joint ventures	79,925	33,290	46,635	140.1	40,445	31,455	8,990	28.6

Income from continuing operations	444,290	295,811	148,479	50.2	517,036	535,849	(18,813)	(3.5)
Discontinued operations	3,657	3,613	44	1.2	—	—	—	—

Income before cumulative effect of a change in accounting principle	447,947	299,424	148,523	49.6	517,036	535,849	(18,813)	(3.5)
Cumulative effect of a change in accounting principle	—	(1,142)	1,142	(100)	—	(1,142)	1,142	(100.0)

Net income	$447,947	$298,282	$149,665	50.2%	$517,036	$534,707	$(17,671)	(3.3)%

Property revenues less property operating expenses before interest, depreciation and amortization, ground rent and general and administrative expense (a)	$1,190,775	$877,342	$313,433	35.7%	$839,648	$859,758	$(20,110)	(2.3)%

Deferred rental revenue (a)	$39,841	$27,030	$12,811	47.4%	$16,056	$26,755	$(10,699)	(40.0)%

Lease termination fees (a)	$30,486	$8,564	$21,922	256.0%	$26,952	$8,497	$18,455	217.2%

(a)	These amounts include the properties sold in 2002.

  Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Spieker Merger in 2001. As a result of the current slowdown in economic activity, we have experienced an increase in the amount of lease termination fees and uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off in the Total Portfolio for the six months ended June 30, 2002 was approximately $13.6 million as compared to $8.0 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Included in property revenues are approximately $30.5 million of lease termination fees representing an increase of approximately $21.9 million from the prior period. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although we have historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The decrease in property revenues in the Core Portfolio resulted primarily from a decrease in occupancy and an increase in bad debt expense, partially offset by a slight increase in rental rates and an increase in lease termination fees. The weighted average occupancy of the Core Portfolio decreased from 94.7% at January 1, 2001 to 90.6% at June 30, 2002, mainly due to tenant rollover and early lease terminations at various properties where the space was not re-leased due to the current slowdown in economic activity.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger. This increase was partially offset by interest rate swap agreements which converted the fixed interest rate to a variable rate for a portion of the unsecured notes. In addition, set forth below are additional statistics for the Total Portfolio relating to our interest expense during the periods:

•	Total debt to total assets decreased to 45.8% as of June 30, 2002 from 46.4% as of June 30, 2001;

•	Interest coverage ratio (calculated as EBITDA divided by interest expense, including our share of interest expense of unconsolidated joint ventures) increased to 2.9 times from 2.7 times; and

•	Weighted average interest rate decreased to 7.0% from 7.5%.

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

  Property Operating Expenses

      Total Portfolio property operating expenses increased mainly as a result of the Spieker Merger in 2001. Core Portfolio property operating expenses increased as a result of increases in repairs and maintenance of approximately $5.2 million primarily due to higher safety and security expense, increases in insurance expenses of approximately $2.0 million due to higher premiums, an increase in real estate taxes of approximately $2.1 million partially offset by a decrease in utilities of $4.3 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property revenues.

     General and Administrative Expenses

      General and administrative expenses increased by approximately $23.3 million due to an increase in the number of employees at the corporate and regional offices as a result of the Spieker Merger, consulting fees of approximately $6.5 million relating to a review of our property operations structure and severance expense of approximately $7.4 million for two executive vice presidents and the former president and chief executive officer. Approximately $0.9 million of this amount related to the severance for the former president and chief executive officer. The total severance of $7.4 million consists of the acceleration of vesting of share options and restricted shares and severance payments.

     Income Taxes

      A corporate subsidiary of ours had an indirect interest in the Foundry Square I joint venture and will incur income taxes as a result of this transaction of approximately $5.1 million. See “Income from Investment in Unconsolidated Joint Ventures” below.

     Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to a $40.0 million lease termination fee at Foundry Square I and a lease termination fee of $5.6 million at another property during the six months ended June 30, 2002. Foundry Square I was a planned 327,000 square foot office building project that was scheduled to be completed in the third quarter of 2003. The project was 94% preleased to a single tenant which terminated its lease in March 2002. The development site is now classified as land available for development.

     Discontinued Operations

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented. The increase in discontinued operations is primarily due to the gain on the sale of the properties sold in 2002.

Property Dispositions

      EOP Partnership has disposed or partially disposed of the following office properties consisting of approximately 1.9 million square feet, industrial properties consisting of approximately 4.1 million square feet and eight parking facilities since January 1, 2001:

Year	Office Properties	Industrial Properties(1)	Parking Facilities

2002	Park Place Shopping Center		St. Louis parking garages(2)
Dominion Tower
One Park Square(3)
Santa Monica Gateway
Calais Office Center I and II(4)
Airport Service Center
2001	Warner Park Center	Nelson Business Center	Theatre District Parking
	Transpotomac Plaza 5(4)	Vasco Business Center	203 N. LaSalle
	11 Canal Center Plaza	Marine Drive Distribution Center I,	Adams Wabash
	Port Plaza	II and III	Rand Tower Garage
	99 Canal Center Plaza	Kelley Point I & II
	Biltmore Apartments(5)	Wilsonville Business Center I-IV
	1600 Duke Street	158th Commerce Park
	Bank of America Plaza	Columbia Commerce Park I and IV
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

	For the three months			For the six months
	ended June 30,			ended June 30,

	2002	2001		2002	2001

	Sold in	Sold in	Sold prior	Sold in	Sold in	Sold prior
(Dollars in thousands)	2002	2002	to 2002	2002	2002	to 2002

Property revenues	$585	$4,856	$9,228	$3,505	$9,208	$19,166
Interest income	—	2	(2)	—	4	14

Total revenues	585	4,858	9,226	3,505	9,212	19,180

Interest expense	—	73	532	(25)	146	1,059
Depreciation and amortization	26	959	1,449	602	1,860	2,698
Property operating expenses	463	1,809	3,002	1,743	3,535	5,856
Ground rent	14	29	—	43	58	—

Total expenses	503	2,870	4,983	2,363	5,599	9,613

Income before income taxes, income from investment in unconsolidated joint ventures and net gain on sales of real estate	82	1,988	4,243	1,142	3,613	9,567
Income taxes	25	—	(350)	25	—	(353)
Income from investment in unconsolidated joint ventures	—	—	468	—	—	742
Net gain on sales of real estate	5,499	—	—	2,490	—	—

Net income	$5,606	$1,988	$4,361	$3,657	$3,613	$9,956

Property revenues less property operating expenses before interest, depreciation and amortization	$122	$3,047	$6,226	$1,762	$5,673	$13,310

Liquidity and Capital Resources

     Liquidity

      Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. We expect that our line of credit will provide for funding of working capital and revenue enhancing tenant improvements, unanticipated cash needs as well as acquisitions and development costs. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet any of our financial performance covenants our line of credit may become unavailable to us, or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs. In order to qualify as a REIT for federal income tax purposes, Equity Office must distribute at least 90% of its REIT taxable income (excluding capital gains). Our partnership agreement generally requires us to distribute substantially all of the net cash from operations each quarter and to make reasonable efforts to distribute to Equity Office enough cash for it to meet the 90% distribution requirement. Accordingly, we currently intend to continue to make regular quarterly distributions to holders of Units and preferred units. Subject to the foregoing, we have established quarterly distribution amounts which, if annualized, would be as follows:

	Annualized Distribution
Security	Per Unit

Units	$2.00
Preferred Unit Series:
A	$2.245	(a)
B	$2.625
C	$2.15625
E	$1.96875
F	$2.00
G	$1.9375	(a)

(a)	In July, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares and EOP Partnership cancelled a corresponding number of 8.98% Series A Cumulative Redeemable Preferred Units. On the same date, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares and EOP Partnership issued a corresponding number of Series G Cumulative Redeemable Preferred Units. Substantially all of the net proceeds from the issuance and sale of the Series G preferred shares totaling approximately $206 million were used to redeem the Series A preferred shares.

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

     Contractual Obligations

      As of June 30, 2002, we were subject to the following contractual payment obligations:

	Payments Due by Period

		Through
Contractual Obligations:	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Long-term debt:
Mortgage debt (1)	$2,636,533	$103,982	$202,520	$447,538	$583,372	$342,628	$956,493
Unsecured notes (2)	9,126,500	110,000	700,000	880,000	675,000	650,000	6,111,500
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	817,656	110,874	5,345	116,022	520,249	50,074	15,092
Operating leases (ground leases)	1,075,113	9,422	18,853	16,353	15,996	15,793	998,696

Total Contractual Obligations	$13,655,802	$334,278	$926,718	$1,459,913	$1,794,617	$1,058,495	$8,081,781

Weighted Average Interest Rates on Maturing Debt:

Mortgage debt	7.67%	7.88%	7.40%	7.19%	7.88%	7.15%	7.96%
Unsecured notes (2)	6.85%	5.37%	7.21%	4.93%	5.09%	6.55%	7.33%
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	6.28%	5.74%	—	2.97%	6.92%	7.67%	6.92%

Total Weighted Average Interest Rates	6.98%	6.20%	7.25%	5.46%	6.53%	6.81%	7.42%

(1)	Balance excludes net discount of $(12.2) million, net of accumulated amortization of approximately $(5.7) million.

(2)	Balance excludes net premium of $22.6 million, net of accumulated amortization of approximately $(6.8) million. As of June 30, 2002, $1.2 billion of unsecured notes were converted to a variable interest rate based on a spread over the 6-month LIBOR rate through several interest rate swap agreements.

     Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2002, no amounts have been funded pursuant to this agreement. However, EOP Partnership has guaranteed WRALP’s current line of credit, which has an outstanding balance of approximately $12.9 million as of June 30, 2002. WRALP’s current line of credit matures in July 2003.

      We have agreed to loan amounts in connection with certain development projects as described in “Developments” subfootnote (b) later in this section.

     Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at June 30, 2002 and December 31, 2001, including a net unamortized discount on mortgage debt of approximately $(12.2) million and $(11.8) million, respectively, and a net unamortized premium on unsecured notes of approximately $22.6 million and $17.5 million, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

(Dollars in thousands)	June 30, 2002	December 31, 2001

Balance
Fixed rate	$10,537,506	$10,891,325
Variable rate (1)	1,236,000	1,097,300

Total	$11,773,506	$11,988,625

Percent of total debt:
Fixed rate	89.5%	90.8%
Variable rate (1)	10.5%	9.2%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate	7.36%	7.37%
Variable rate (1)(2)	4.27%	3.31%

Effective interest rate	7.03%	7.00%

(1)	The variable rate debt as of June 30, 2002 and December 31, 2001 includes $1.2 billion and $817 million, respectively, of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements.

(2)	The variable rate debt bears interest at a rate based on various spreads over LIBOR.

     Mortgage Debt

      As of June 30, 2002, total mortgage debt (excluding our share of unconsolidated debt of approximately $817.7 million) consisted of approximately $2.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.74% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of June 30, 2002 the variable rate was approximately 2.39%). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

      The instruments encumbering the properties restrict transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

     Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Equity Office has guaranteed the outstanding obligation under the line of credit. At June 30, 2002 no amounts were outstanding under the revolving credit facility.

     Unsecured Notes

      Unsecured notes increased by $50 million from December 31, 2001 to June 30, 2002 as a result of the issuance of $500 million notes in February and the exchange of the $250 million MandatOry Par Put Remarketed SecuritiesSM and repayment of $200 million notes upon maturity. The table below summarizes EOP Partnership’s unsecured notes outstanding as of June 30, 2002:

	Coupon/	All-in
	Stated	Effective	Face	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
Fixed interest rate:
7	6.95%	5.37%	$110,000	12/15/02
5	6.38%	6.76%	300,000	2/15/03
3	7.38%	7.55%	400,000	11/15/03
5	6.80%	6.10%	200,000	5/01/04
7	7.24%	7.26%	30,000	9/01/04
9	6.90%	6.27%	100,000	1/15/04
8	6.88%	6.40%	125,000	2/01/05
7	6.63%	5.89%	100,000	2/15/05
7	8.00%	6.49%	100,000	7/19/05
8	7.36%	7.69%	50,000	9/1/05
6	8.38%	8.59%	150,000	3/15/06
9	7.44%	7.74%	50,000	9/1/06
10	7.13%	6.74%	100,000	12/1/06
9	7.00%	6.80%	1,500	2/02/07
9	6.88%	6.83%	25,000	4/30/07
9	6.76%	6.76%	300,000	6/15/07
10	7.41%	7.70%	50,000	9/01/07
7	7.75%	7.91%	600,000	11/15/07
10	6.75%	6.97%	150,000	1/15/08
10	6.75%	7.01%	300,000	2/15/08
8(b)	7.25%	7.64%	325,000	11/15/08
10	6.80%	6.94%	500,000	1/15/09
10	7.25%	7.14%	200,000	5/01/09
11	7.13%	6.97%	150,000	7/01/09
10	8.10%	8.22%	360,000	8/01/10
10	7.65%	7.20%	200,000	12/15/10
10	7.00%	6.83%	1,100,000	7/15/11
10	6.75%	7.02%	500,000	2/15/12
20	7.88%	8.08%	25,000	12/01/16
20	7.35%	8.08%	200,000	12/01/17
20	7.25%	7.54%	250,000	2/15/18
30	7.50%	8.24%	150,000	10/01/27
30	7.25%	7.31%	225,000	6/15/28

	Coupon/	All-in
	Stated	Effective	Face	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
30	7.50%	7.55%	200,000	4/19/29
30	7.88%	7.94%	300,000	7/15/31

Weighted Average/ Subtotal	7.20%	7.23%	7,926,500

Variable-interest rate (c):
5	6.50%	3.91%	300,000	1/15/04
6	6.50%	4.41%	150,000	6/15/04
6	6.50%	4.38%	100,000	6/15/04
7	6.63%	3.38%	300,000	2/15/05
6	8.38%	5.44%	150,000	3/15/06
6	8.38%	5.45%	200,000	3/15/06

Weighted Average/ Subtotal	7.08%	4.33%	1,200,000

Weighted Average/ Subtotal	7.19%	6.85%	9,126,500

Net premium (net of accumulated amortization of approximately $(6,812))			22,645

Total			$9,149,145

(a)	Includes the cost of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The notes are exchangeable into Equity Office Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share. Upon exchange of a $1,000 note for Common Shares of Equity Office, EOP Partnership would issue a corresponding number of Units to Equity Office on a one-for-one basis.

(c)	As of June 30, 2002, $1.2 billion of unsecured notes were converted to a variable interest rate based on a spread over the 6-month LIBOR rate through several interest rate swap arrangements.

      As of June 30, 2002, $2.1 billion of unsecured debt securities and related guarantees were available for issuance under a shelf registration statement.

     Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to the unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of June 30, 2002, we were in compliance with each of these financial restrictions and requirements.

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

     Equity Securities

      A summary of the activity of Equity Office’s Common Shares and EOP Partnership’s Units (exclusive of Units owned by Equity Office) during the three months ended June 30, 2002 is as follows:

	Common Shares	Units	Total

Outstanding at March 31, 2002	416,545,021	56,041,340	472,586,361
Share options exercised	553,599	—	553,599
Units redeemed for Common Shares	1,919,583	(1,919,583)	—
Units redeemed for cash	—	(2,948,453)	(2,948,453)
Restricted shares issued/cancelled, net	(8,000)	—	(8,000)
Issued through dividend reinvestments	25,751	—	25,751

Outstanding at June 30, 2002	419,035,954	51,173,304	470,209,258

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

     Six Months Ended June 30, 2002

      Cash and cash equivalents increased by approximately $239.1 million to approximately $300.2 million at June 30, 2002, compared to $61.1 million at December 31, 2001. This increase was the net result of the receipt of approximately $642.2 million from operating activities, approximately $145.0 million from investing activities, which consisted primarily of approximately $121.6 million from property dispositions and $150.7 million released from escrows, less approximately $172.2 million used for capital and tenant improvements and lease acquisition costs, and approximately $548.1 million used for financing activities.

Additional Items

     Deferred Rent Receivable

      Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is actually due from the tenant. This receivable amount is included in the consolidated balance sheets as “deferred rent receivable.” The deferred rent receivable increased approximately $36.0 million to $305.8 million at June 30, 2002, from $269.8 million at December 31, 2001. The increase was due to a net increase in the difference between the straight-line rent and the rent that is actually due from tenants primarily from the acquisition of the Properties acquired in the Spieker Merger on July 2, 2001 and certain development properties that were placed in service.

     Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations. The escrow deposits and restricted cash decreased approximately $150.7 million to $45.6 million at June 30, 2002, from $196.3 million at December 31, 2001. The decrease was primarily due to the disbursement of approximately $162.0 million of proceeds from the sale of certain parking facilities in 2001 that were deposited into a tax-deferred escrow account.

Market Risk

      Since December 31, 2001 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2001, except as noted below.

     Interest Rate Risk — Derivatives

      As of June 30, 2002, we have several interest rate swap agreements in place to hedge certain unsecured notes as summarized below. In each case, we are the variable rate payer and the counterparty is the fixed rate payer. The variable interest rate is based on various spreads over LIBOR. The settlement dates correspond to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements terminates on the maturity date of the respective unsecured notes being hedged.

		Estimated	Fixed	Maturity Date
	Amount	Value	Interest	of Unsecured
Swap Effective Date	Hedged	(1)	Rate	Notes/Swaps

	(Dollars in thousands)
March 2002	$300 million	$4,480	6.50%	1/15/04
October 2001	$150 million	577	6.50%	6/15/04
October 2001	$100 million	438	6.50%	6/15/04
October 2001	$300 million	511	6.63%	2/15/05
May 2002	$150 million	1,764	8.38%	3/15/06
May 2002	$200 million	2,342	8.38%	3/15/06

		$10,112

(1)	Values are as of June 30, 2002, and may fluctuate based on market interest rates.

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

Capital Improvements, Tenant Improvements and Leasing Commissions

     Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement:

	For the three months ended		For the six months ended
	June 30, 2002		June 30, 2002

		Unconsolidated		Unconsolidated
		Properties (EOP		Properties (EOP
	Consolidated	Partnership’s	Consolidated	Partnership’s
	Properties	share)	Properties	share)

	(Dollars in thousands)
Capital Improvements
Capital improvements	$4,660	$269	$14,978	$643
Development costs	30,339	35,580	55,261	65,453
Redevelopment costs(a)	10,001	—	18,490	—

Total capital improvements	$45,000	$35,849	$88,729	$66,096

(a)	Redevelopment properties are Tabor Center, Polk and Taylor Buildings and 500-600 City Parkway.

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

	For the three months		For the six months
	ended June 30, 2002		ended June 30, 2002

		Cost/square foot		Cost/square foot
(Dollars in thousands except per square foot amounts)	Total Costs	Leased	Total Costs	Leased

Consolidated Properties:
Office Properties:
Revenue enhancing	$13,882	$23.49	$22,040	$23.06

Non-revenue enhancing:
Renewals	$18,491	$6.79	$30,213	$6.70
Retenanted	26,345	15.00	49,175	14.95

Total/ Weighted Average Non-revenue enhancing	$44,836	$10.01	$79,388	$10.18

Industrial Properties:
Revenue enhancing	—	—	—	—

Non-revenue enhancing:
Renewals	$271	$0.42	$271	$0.41
Retenanted	240	3.74	240	3.74

Total/ Weighted Average Non-revenue enhancing	$511	$0.72	$511	$0.71

Unconsolidated Properties (a):
Revenue enhancing	$107	$5.97	$631	$15.36

Non-revenue enhancing:
Renewals	$436	$3.09	$923	$4.66
Retenanted	348	6.50	1,031	9.54

Total/ Weighted Average Non-revenue enhancing	$784	$4.02	$1,954	$6.38

(a)	Represents EOP Partnership’s share of unconsolidated joint venture leasing costs. All joint ventures are Office Properties.

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the year for the periods shown. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the six months ended June 30, 2002. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

For the six months
(Dollars in thousands)	ended June 30, 2002

Total capital improvements, tenant improvements and leasing commissions	$190,668
Timing differences	(20,810)
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	2,306

Total capital improvements, tenant improvements and leasing commissions on the consolidated statements of cash flows	$172,164

Developments

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of June 30, 2002.

  Consolidated Developments:

					EOP Partnership’s

	Estimated				Effective			Total
	Placed in				Ownership	Costs	Total	Project	Current
	Service		Number of	Square	Percentage	Incurred	Estimated	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	(a)	(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)
Tower @ Shores Center	4Q/2001	Redwood Shores, CA	2	334,800	100%	$107,628	$116,500	$116,500	32%
Kruse Woods V	3Q/2003	Lake Oswego, OR	1	184,000	100%	5,698	33,900	33,900	0%

			3	518,800		113,326	150,400	150,400	21%

Joint Venture

Water’s Edge Phase I	3Q/2002	Los Angeles, CA	2	240,000	87.5%	44,188	74,300	76,500	0%

Unconsolidated Developments:

Wilson/Equity Office Developments(b)

San Rafael Corporate Center	4Q/2001	San Rafael, CA	2	157,700	80%	38,759	48,100	60,100	12%
Foundry Square II and IV(c)	3Q/2002 -
	1Q/2003	San Francisco, CA	2	734,800	(c)	103,423	150,600	259,500	31%
Ferry Building(d)	3Q/2002	San Francisco, CA	1	242,000	(d)	42,775	60,900	99,900	0%
Concar(e)	4Q/2002	San Mateo, CA	2	207,000	80%	32,432	55,200	68,500	99%

			7	1,341,500		217,389	314,800	488,000	33%

	Grand Total/ Weighted Average		12	2,100,300		$374,903	$539,500	$714,900	27%

  Balance Sheet Reconciliation of Developments:

Consolidated developments — costs incurred as reflected above:
Wholly-owned	$113,326
Joint venture	44,188
Minority interests portion of consolidated development	2,132

Total developments in process on the consolidated balance sheet	$159,646

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

For consolidated developments, EOP Partnership’s Costs Incurred and the Total Estimated Costs are based on EOP Partnership’s Effective Ownership Percentage. The Total Project Estimated Costs represent 100% of the estimated costs including any unaffiliated party’s portion.

For unconsolidated developments, the Effective Ownership Percentage represents EOP Partnership’s direct interest in the development and its indirect interest through its 49.9% interest in Wilson/ Equity Office (“W/ EO”). EOP Partnership’s Costs Incurred and Total Estimated Costs are based on EOP Partnership’s Effective Ownership Percentage. The Total Project Estimated Costs represent 100% of the estimated costs including those of EOP Partnership, Wilson Investors (“WI”) and any unaffiliated party’s portions.

The Total Estimated Costs and the Total Project Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	EOP Partnership and WI entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by EOP Partnership and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). EOP Partnership has agreed to loan up to $25 million to WI for its required contribution to W/EO at a 15% return per annum. As of June 30, 2002, all amounts lent to WI were repaid and the remaining commitment amount is $13 million. As a result of the recently enacted Sarbanes-Oxley Act of 2002, it is possible (depending on the scope of the regulations to be adopted by the SEC) that EOP Partnership could be prohibited from lending further amounts to WI under this arrangement or from modifying or renewing this arrangement.

EOP Partnership has created joint ventures with W/EO and, in certain cases, unaffiliated parties for the development of various office properties. The costs for these developments are expected to be funded by EOP Partnership and W/EO in a 60%/40% ratio and in some cases by third parties as described within each development’s operating agreement. EOP Partnership has agreed to provide first mortgage financing to the ownership entities of each of these developments (subject, in the case of Concar, to final agreed documentation) at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding (or earlier at the option of EOP Partnership in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated party). The aggregate amount of such financing is generally capped at 70% of budgeted construction costs (76% in the case of Concar). At June 30, 2002, EOP Partnership had committed to make mortgage loans totalling approximately $317 million, of which approximately $163 million was outstanding. In accordance with the W/EO operating agreement, EOP Partnership is entitled, but not required, to purchase the W/EO interest in each development subsequent to project stabilization.

(c)	Foundry Square is a project with two sites currently under development, each of which has a separate joint venture structure. EOP Partnership’s Effective Ownership Percentages are approximately 70% and 40%, for Sites II and IV, respectively. Site I is currently held as land available for development.

(d)	In 2001, a joint venture between EOP Partnership, W/EO, and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the Total Project Estimated Costs for the project, and will receive a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, EOP Partnership’s Effective Ownership Percentage in the net cash flow of the Ferry Building project is approximately 80%, after the distribution of preferred returns.

(e)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These sites include, among others : Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Waters Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; Larkspur Landing, Larkspur, CA; San Rafael Corporate Center, San Rafael, CA; Station Oaks, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; Douglas Corporate Center, Roseville, CA; Southport, Renton, WA; City Center Bellevue; Bellevue, WA; and 8th Street, Bellevue, WA.

Impact of New Accounting Standards

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 is reflected in the consolidated statements of operations as “Discontinued operations” for both periods presented.

      In accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4,44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, effective for financial statements issued for fiscal years beginning after May 15, 2002, gains and losses on extinguishments of debt are classified as income from continuing operations rather than as extraordinary items as previously required under Statement 4.

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

      The following tables reflect the calculation of FFO for the three and six months ended June 30, 2002 and 2001, respectively:

	For the three months ended
	June 30,

(Dollars in thousands)	2002	2001

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and discontinued operations	$178,501	$134,817
Add (deduct):
Income taxes	(1,926)	(3,056)
Income allocated to minority interests for partially owned properties	(995)	(1,353)
Income from investment in unconsolidated joint ventures (excluding gain on sale of $150 for the three months ended June 30, 2002)	22,148	17,864
Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	184,290	132,342
Discontinued operations (excluding depreciation, amortization and net gain on sale)	133	2,947
Preferred distributions	(15,831)	(10,877)

Funds from Operations	$366,320	$272,684

Cash flow provided by (used for):
Operating Activities	$363,639	$263,651
Investing Activities	$(32,250)	$(112,357)
Financing Activities	$(334,987)	$(108,825)
Ratio of earnings to combined fixed charges and preferred share distributions	2.0	1.8

	For the six months ended
	June 30,

(Dollars in thousands)	2002	2001

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, discontinued operations and cumulative effect of a change in accounting principle	$375,698	$271,700
Add (deduct):
Income taxes	(8,932)	(4,573)
Income allocated to minority interests for partially owned properties	(2,401)	(4,606)
Income from investment in unconsolidated joint ventures (excluding gain on sale of $429 for the six months ended June 30, 2002)	79,497	33,290
Depreciation and amortization (real estate related) (including EOP Partnership’s share of unconsolidated joint ventures)	362,989	265,752
Discontinued operations (excluding depreciation, amortization and net gain on sale)	1,769	5,473
Preferred distributions	(31,661)	(21,761)

Funds from Operations	$776,959	$545,275

	For the six months ended
	June 30,

(Dollars in thousands)	2002	2001

Cash flow provided by (used for):
Operating Activities	$642,220	$456,452
Investing Activities	$144,980	$(176,029)
Financing Activities	$(548,081)	$(253,600)
Ratio of earnings to combined fixed charges and preferred share distributions	2.0	1.8

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

      (a) Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      Two reports on Form 8-K were filed during the quarter ended June 30, 2002, as follows:

Date of Event	Items Reported/Financial Statements Filed

April 19, 2002	Item 5, Other Events

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST

Its general partner

Date: August 14, 2002

By:	/s/ STANLEY M. STEVENS

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: August 14, 2002

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10.1†	Severance Agreement, dated June 24, 2002, with Timothy H. Callahan (incorporated by reference to Exhibit 10.1 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
10.2	Construction Loan Agreement, dated as of March 12, 2002, between San Rafael Corporate Center, LLC, a Delaware limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender (incorporated by reference to Exhibit 10.2 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
10.3	Construction Loan Agreement, dated as of December 31, 2001, between Ferry Building Investors, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender (incorporated by reference to Exhibit 10.3 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
10.4	First Amendment to Construction Loan Agreement, Deed of Trust and Other Loan Documents, dated April 25, 2002 (incorporated by reference to Exhibit 10.4 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
10.5	Construction Loan Agreement, dated as of April 25, 2002, between Foundry Square Associates II, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender (incorporated by reference to Exhibit 10.5 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
10.6	Construction Loan Agreement, dated as of April 30, 2002, between Foundry Square Associates IV, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender (incorporated by reference to Exhibit 10.6 of Equity Office Properties Trust’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002)
12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions

†	Represents a management contract or compensatory plan, contract or agreement.