Form 10-Q
period 2003-06-30
EOP OPERATING LTD PARTNERSHIP
filed 2003-08-14
CIK 1043866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4156801 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip code)

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

On July 31, 2003, 448,289,533 Units were outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per unit amounts)	2003	2002

	(Unaudited)
Assets:
Investment in real estate	$24,456,255	$24,625,927
Developments in process	342,338	284,737
Land available for development	245,058	252,852
Accumulated depreciation	(2,379,269)	(2,077,613)

Investment in real estate, net of accumulated depreciation	22,664,382	23,085,903
Cash and cash equivalents	57,595	58,471
Tenant and other receivables (net of allowance for doubtful accounts of $12,586 and $11,695, respectively)	80,399	77,597
Deferred rent receivable	355,643	331,932
Escrow deposits and restricted cash	33,692	29,185
Investments in unconsolidated joint ventures	1,089,894	1,087,815
Deferred financing costs (net of accumulated amortization of $42,643 and $48,801, respectively)	71,229	67,151
Deferred leasing costs (net of accumulated amortization of $141,366 and $115,710, respectively)	274,756	235,002
Prepaid expenses and other assets (net of discounts of $66,378 and $66,557, respectively)	307,746	273,727

Total Assets	$24,935,336	$25,246,783

Liabilities, Minority Interests and Partners’ Capital:
Mortgage debt (including a net discount of $(13,230) and $(12,584), respectively)	$2,470,020	$2,507,890
Unsecured notes (including a net premium of $25,820 and $41,151, respectively)	9,242,320	9,057,651
Line of credit	282,900	205,700
Accounts payable and accrued expenses	522,905	560,101
Distribution payable	227,438	5,654
Other liabilities	436,421	391,963

Total Liabilities	13,182,004	12,728,959

Commitments and contingencies	—	—
Minority interests-partially owned properties	184,103	185,809
Preferred Units, 100,000,000 authorized:
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 0 and 6,000,000 issued and outstanding	—	150,000
8.0% Series F Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 0 and 4,000,000 issued and outstanding	—	100,000
7.75% Series G Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 8,500,000 issued and outstanding	212,500	212,500
General Partners Capital	85,933	89,650
Limited Partners Capital	10,934,143	11,399,979
Deferred compensation	(9,689)	(15,472)
Accumulated other comprehensive (loss)	(67,231)	(18,215)

Total Partners’ Capital	11,569,229	12,332,015

Total Liabilities, Minority Interests and Partners’ Capital	$24,935,336	$25,246,783

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per unit amounts)	2003	2002	2003	2002

Revenues:
Rental	$650,147	$679,310	$1,303,096	$1,358,731
Tenant reimbursements	109,496	123,897	214,801	244,163
Parking	28,363	28,845	55,285	57,708
Other	15,732	18,368	35,847	42,735
Fee income	3,526	3,977	8,462	8,055
Interest/ dividends	3,695	7,492	6,954	14,332
Realized gain on sale of marketable securities	—	—	8,143	—

Total revenues	810,959	861,889	1,632,588	1,725,724

Expenses:
Interest:
Expense incurred	206,604	202,741	411,927	407,761
Amortization of deferred financing costs and prepayment expenses	2,091	1,116	3,783	2,418
Depreciation	160,959	158,050	319,369	312,757
Amortization	15,110	12,415	29,583	24,260
Real estate taxes	92,161	94,292	183,393	189,830
Insurance	6,918	10,701	13,471	18,434
Repairs and maintenance	80,745	85,743	160,681	166,788
Property operating	103,749	105,734	202,821	202,933
Ground rent	4,870	5,287	9,466	10,797
Corporate general and administrative	17,655	18,512	31,157	35,808

Total expenses	690,862	694,591	1,365,651	1,371,786

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	120,097	167,298	266,937	353,938
Income taxes	(1,575)	(1,714)	(2,571)	(8,720)
Minority interests-partially owned properties	(1,851)	(995)	(4,367)	(2,401)
Income from investments in unconsolidated joint ventures	20,946	22,297	41,710	79,925

Income from continuing operations	137,617	186,886	301,709	422,742
Discontinued operations (including net gain on sales of real estate of $44,448 and $5,499, $51,725 and $2,490, respectively)	46,166	16,597	56,566	25,205

Net income	183,783	203,483	358,275	447,947
Preferred distributions	(15,395)	(15,831)	(30,856)	(31,661)

Net income available for Units	$168,388	$187,652	$327,419	$416,286

Earnings per unit — basic:
Income from continuing operations	$0.31	$0.40	$0.66	$0.90

Net income available for Units	$0.37	$0.40	$0.72	$0.89

Weighted average Units outstanding	450,216,263	470,109,997	454,254,440	470,132,017

Earnings per unit — diluted:
Income from continuing operations	$0.30	$0.40	$0.66	$0.89

Net income available for Units	$0.37	$0.40	$0.72	$0.88

Weighted average Units and unit equivalents outstanding	452,010,570	472,610,590	455,646,938	472,726,956

Distributions declared per Unit outstanding	$0.50	$0.50	$1.00	$1.00

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Net income	$183,783	$203,483	$358,275	$447,947
Other comprehensive income (loss):
Unrealized holding loss on forward starting interest rate swaps (see Note 13)	(47,899)	—	(55,903)	—
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	—	—	5,942	—
Proceeds from settlement of forward starting interest rate swap	—	—	768	—
Amortization of proceeds from settlement of forward starting interest rate swap	(19)	—	(35)	—
Unrealized holding gains/(losses) from investments arising during the period	302	(152)	212	109
Reclassification adjustment for realized gains included in net income	—	—	—	116

Net comprehensive income	$136,167	$203,331	$309,259	$448,172

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,

(Dollars in thousands)	2003	2002

Operating Activities:
Net income	$358,275	$447,947
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts included in interest/dividend income	(179)	(193)
Depreciation and amortization (including discontinued operations)	354,497	346,824
Amortization of premiums/discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(10,298)	(744)
Compensation expense related to restricted shares and stock options issued to employees by Equity Office	9,436	9,154
Income from investments in unconsolidated joint ventures	(41,710)	(79,925)
Net gain on sales of real estate (included in discontinued operations)	(51,725)	(2,490)
Provision for doubtful accounts	11,438	13,558
Income allocated to minority interests	4,367	2,401
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(8,339)	11,509
Increase in deferred rent receivable	(29,612)	(43,278)
Decrease (increase) in prepaid expenses and other assets	7,681	(5,779)
Decrease in accounts payable and accrued expenses	(37,086)	(41,026)
Decrease in other liabilities	(16,208)	(15,738)

Net cash provided by operating activities	550,537	642,220

Investing Activities:
Property acquisitions	—	(16,458)
Property dispositions	265,597	121,632
Capital and tenant improvements	(146,587)	(130,441)
Lease commissions and other costs	(72,066)	(41,723)
Decrease in escrow deposits and restricted cash	14,832	150,710
Distributions from unconsolidated joint ventures	40,751	140,674
Investments in unconsolidated joint ventures	(33,144)	(80,902)
Investments in notes receivable	(96)	—
Repayments of notes receivable	1,395	1,488

Net cash provided by investing activities	70,682	144,980

EOP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the six months ended
	June 30,

(Dollars in thousands)	2003	2002

??xFinancing Activities:
Principal payments on mortgage debt	$(20,945)	$(25,566)
Proceeds from unsecured notes	494,810	239,127
Repayment of unsecured notes	(300,000)	(200,000)
Proceeds from lines of credit	1,716,400	805,050
Principal payments on lines of credit	(1,639,200)	(1,049,350)
Payments of loan costs	(8,548)	(3,906)
Settlement of interest rate swap agreements	768	3,193
Distributions to minority interests in partially owned properties	(5,683)	(2,993)
Payment of offering costs	(163)	—
Proceeds from exercise of share options	7,627	36,611
Distributions to unitholders	(228,683)	(235,734)
Repurchase of Units through Equity Office Common Share repurchase program	(353,444)	—
Redemption of Units	(2,209)	(84,852)
Repurchase of preferred units	(250,000)	—
Payment of preferred distributions	(32,825)	(29,661)

Net cash used for financing activities	(622,095)	(548,081)

Net (decrease) increase in cash and cash equivalents	(876)	239,119
Cash and cash equivalents at the beginning of the period	58,471	61,121

Cash and cash equivalents at the end of the period	$57,595	$300,240

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $4,799 and $10,385, respectively	$420,737	$420,923

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(19,339)	$(21,269)

Mortgage loan repayment as a result of a property disposition	$(16,279)	$—

Escrow deposits used for property acquisition	$—	$21,269

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$16,279	$—

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$—	$(254,631)

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$—	$254,631

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

      As used herein, “EOP Partnership” means EOP Operating Limited Partnership, a Delaware limited partnership, together with its subsidiaries, except where the context otherwise requires. EOP Partnership is a subsidiary of Equity Office Properties Trust (“Equity Office”), a Maryland real estate investment trust. EOP Partnership was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the EOP Partnership predecessors. Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements.

      EOP Partnership is a fully integrated, self-administered and self-managed real estate company principally engaged, through its subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At June 30, 2003, EOP Partnership owned or had an interest in 721 office properties (the “Office Properties”) comprising approximately 124.1 million square feet of office space in 19 states and the District of Columbia. The Office Properties were, on a weighted average basis, 87.1% occupied at June 30, 2003, and were located in 133 submarkets and in 30 metropolitan statistical areas . The Office Properties, by rentable square feet, were located approximately 41.1% in central business districts and approximately 58.9% in suburban markets. At June 30, 2003, EOP Partnership also owned 76 industrial properties (the “Industrial Properties”) comprising approximately 5.9 million square feet of industrial space (together with the Office Properties, the “Properties”). The Industrial Properties were, on a weighted average basis, 84.7% occupied at June 30, 2003.

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

Unaudited Interim Statements

      The consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

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

NOTE 3 — IMPACT OF NEW ACCOUNTING STANDARDS

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management has reviewed the provisions of FIN 46 and has determined that it will not have an impact on EOP Partnership’s financial condition and results of operations.

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

Financial Instruments

      In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). Management does not anticipate that the provisions of SFAS No. 150 will have an impact on EOP Partnership’s financial condition and results of operations.

NOTE 4 — DISCONTINUED OPERATIONS

      During the three months ended June 30, 2003, EOP Partnership disposed of seven office properties and one vacant land parcel in various transactions to unaffiliated parties for approximately $229.3 million. The total gain on the sale of these properties was approximately $44.4 million. The sold office properties consisted of approximately 1,316,192 square feet.

      The net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as Discontinued Operations for the periods

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Property revenues	$3,373	$22,640	$12,679	$46,166
Interest income	1	21	7	24

Total revenues	3,374	22,661	12,686	46,190

Interest expense	—	(58)	236	(257)
Depreciation and amortization	126	3,507	1,762	7,389
Property operating expenses	1,528	7,883	5,827	16,052
Ground rent	—	44	18	104

Total expenses	1,654	11,376	7,843	23,288

Income before income taxes and net gain on sales of real estate	1,720	11,285	4,843	22,902
Income taxes	(2)	(187)	(2)	(187)
Net gain on sales of real estate	44,448	5,499	51,725	2,490

Net income	$46,166	$16,597	$56,566	$25,205

Property net operating income from discontinued operations	$1,845	$14,757	$6,852	$30,114

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

NOTE 5 — OTHER ASSETS

      In May 2003, EOP Partnership acquired approximately 8.1% of the equity in the joint venture that owns The John Hancock Complex in Boston, Massachusetts for approximately $25.0 million. The investment in the joint venture is accounted for under the cost method of accounting and is included in Other Assets on the consolidated balance sheet.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 6 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      EOP Partnership has several investments in unconsolidated joint ventures consisting of Office Properties, a property management and development company and a company that provides fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Balance Sheets:
Real estate, net of accumulated depreciation	$2,725,097	$2,757,699
Other assets	233,626	207,740

Total Assets	$2,958,723	$2,965,439

Mortgage debt	$1,307,949	$1,312,404
Other liabilities	116,511	112,968
Partners’ and shareholders’ equity	1,534,263	1,540,067

Total Liabilities and Partners’ and Shareholders’ Equity	$2,958,723	$2,965,439

EOP Partnership’s share of equity	$970,946	$966,773
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $22,446 and $20,704, respectively	118,948	121,042

Carrying value of investments in unconsolidated joint ventures	$1,089,894	$1,087,815

EOP Partnership’s share of unconsolidated non-recourse mortgage debt	$815,667	$818,975

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Statements of Operations:
Revenues	$126,420	$126,730	$242,035	$336,572

Expenses:
Interest expense	17,615	19,390	34,970	38,907
Depreciation and amortization	26,911	20,683	48,709	41,801
Operating expenses	58,826	44,659	102,008	101,177

Total expenses	103,352	84,732	185,687	181,885

Net income before gain on sale of real estate	23,068	41,998	56,348	154,687
Gain on sale of real estate	—	140	—	3,693

Net income	$23,068	$42,138	$56,348	$158,380

EOP Partnership’s share of:
Net income	$20,946	$22,297	$41,710	$79,925

Interest expense and loan cost amortization	$12,377	$13,407	$24,626	$26,661

Depreciation and amortization (real estate related)	$14,331	$12,138	$26,934	$24,948

NOTE 7 — LINE OF CREDIT

      In May 2003, EOP Partnership’s existing line of credit matured and EOP Partnership obtained a new $1.0 billion revolving credit facility. The new line of credit bears interest at LIBOR plus 60 basis points and

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

matures in May 2006. The financial covenants and restrictions under the new line of credit are substantially similar to those EOP Partnership was subject to under the previous line of credit.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

      In May 2003, EOP Partnership entered into several forward starting interest rate swap agreements for a combined notional amount of $500 million at rates (which consist of the 10-year Treasury rate, a swap spread and other costs) ranging from 4.1375% to 4.75% with start dates of June 2, 2004 and end dates of June 2, 2014. The swaps will hedge the future interest payments of debt anticipated to be issued in June 2004. The market value of these forward-starting interest rate swaps represented a liability to EOP Partnership of approximately $11.4 million at June 30, 2003 and is included in other liabilities and in other comprehensive income. As of August 7, 2003, the market value of these forward-starting interest rate swaps represented an asset to EOP Partnership of approximately $21.3 million. The market value of the forward-starting interest rate swaps is dependent upon changes in market interest rates and swap spreads over time and is subject to change.

      Upon settlement of the swaps, EOP Partnership may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. In accordance with FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

NOTE 9 — PARTNERS’ CAPITAL

Units

      The following table presents the changes in the issued and outstanding Units since March 31, 2003:

Outstanding at March 31, 2003	456,160,247
Repurchases/retired(a)	(7,644,900)
Units redeemed for cash	(81,185)
Issued to Equity Office related to common shares issued for share options exercised	269,273
Issued to Equity Office related to restricted shares and share awards issued, net of cancellations	12,744

Outstanding at June 30, 2003	448,716,179

(a)	Equity Office repurchased 7,644,900 Common Shares at an average price of $26.37 per share for a total of $201.6 million in the aggregate. In connection with the repurchases, EOP Partnership purchased from Equity Office and retired a corresponding number of Units for an aggregate purchase price equal to the aggregate purchase price for all Common Share repurchases.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Distributions

	Quarterly
	Distribution
	Amount
	Per Unit	Date Paid	Unitholder Record Date

Units	$.50	July 15, 2003	June 30, 2003
Series B Preferred Units	$.65625	May 15, 2003	May 1, 2003
Series C Preferred Units	$.5390625	June 16, 2003	June 2, 2003
Series E Preferred Units	$.4921875	April 30, 2003	April 15, 2003
Series F Preferred Units	$.50	June 30, 2003	June 16, 2003
Series G Preferred Units	$.484375	June 16, 2003	June 2, 2003

Preferred Units

      On June 27, 2003, Equity Office redeemed its 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of approximately $151.9 million, which includes approximately $1.9 million of accrued and unpaid distributions.

      On June 30, 2003, Equity Office redeemed its 4,000,000 outstanding 8.0% Series F Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million.

      In connection with such redemptions, EOP Partnership redeemed all of the Series E and F Preferred Units from Equity Office.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 10 —	EARNINGS PER UNIT

      The following table sets forth the computation of basic and diluted earnings per unit and unit equivalent:

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per unit data)	2003	2002	2003	2002

Numerator:
Income from continuing operations	$137,617	$186,886	$301,709	$422,742
Discontinued operations (including net gain on sales of real estate of $44,448, $5,499, $51,725 and $2,490, respectively)	46,166	16,597	56,566	25,205
Preferred distributions	(15,395)	(15,831)	(30,856)	(31,661)

Numerator for basic and diluted earnings per unit — net income available for Units and unit equivalents	$168,388	$187,652	$327,419	$416,286

Denominator:
Denominator for net income available per weighted average Unit outstanding — basic	450,216,263	470,109,997	454,254,440	470,132,017

Effect of dilutive securities:
Units issuable upon exercise of Equity Office share options, put options and restricted shares	1,794,307	2,500,593	1,392,498	2,594,939

Denominator for net income available per weighted average Units and unit equivalent outstanding — diluted	452,010,570	472,610,590	455,646,938	472,726,956

Earnings per unit — basic
Income from continuing operations	$0.31	$0.40	$0.66	$0.90
Discontinued operations	0.10	0.04	0.12	0.05
Preferred distributions	(0.03)	(0.03)	(0.07)	(0.07)

Net income available for Units(a)	$0.37	$0.40	$0.72	$0.89

Earnings per unit — diluted
Income from continuing operations	$0.30	$0.40	$0.66	$0.89
Discontinued operations	0.10	0.04	0.12	0.05
Preferred distributions	(0.03)	(0.03)	(0.07)	(0.07)

Net income available for Units(a)	$0.37	$0.40	$0.72	$0.88

(a)	Earnings per unit may not total the sum of the per unit components due to rounding.

      The following securities were not included in the computation of diluted earnings per Unit and unit equivalent since they would have an antidilutive effect:

		For the three months ended		For the six months ended
		June 30,		June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2003	2002	2003	2002

Share options	$29.210	13,487,257	—	—	—
Share options	$29.170	—	—	13,760,992	—
Share options	$30.320	—	5,107,942	—	5,190,424
Series B Preferred Units	$35.700	5,990,000	5,990,000	5,990,000	5,990,000
Warrants (expired on December 17, 2002)	$39.375	—	5,000,000	—	5,000,000

Total		19,477,257	16,097,942	19,750,992	16,180,424

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11 —	SEGMENT INFORMATION

      As discussed in Note 1, EOP Partnership’s primary business is the ownership and operation of Office Properties. Management accounts for each Office Property as an individual operating segment and has aggregated these operating accounts into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. EOP Partnership’s long-term tenants are in a variety of businesses, and no single tenant is significant to EOP Partnership’s business. The property operating revenues generated at the “Corporate and Other” segment consist primarily of revenues earned by the Industrial Properties. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and a realized gain on sale of marketable securities.

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

	As of or for the three months ended
	June 30,

	2003			2002

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$791,767	$11,971	$803,738	$837,071	$13,349	$850,420
Property operating expenses	(281,008)	(2,565)	(283,573)	(293,959)	(2,511)	(296,470)

Property net operating income from continuing operations	510,759	9,406	520,165	543,112	10,838	553,950

Adjustments to arrive at net income:
Other revenues	573	6,648	7,221	795	10,674	11,469
Interest expense(a)	(45,936)	(160,668)	(206,604)	(48,764)	(153,977)	(202,741)
Depreciation and amortization	(170,077)	(8,083)	(178,160)	(165,476)	(6,105)	(171,581)
Ground rent	(4,870)	—	(4,870)	(5,287)	—	(5,287)
Corporate general and administrative	—	(17,655)	(17,655)	—	(18,512)	(18,512)

Total adjustments to arrive at net income	(220,310)	(179,758)	(400,068)	(218,732)	(167,920)	(386,652)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	290,449	(170,352)	120,097	324,380	(157,082)	167,298
Income taxes	(207)	(1,368)	(1,575)	(1,940)	226	(1,714)
Minority interests	(1,841)	(10)	(1,851)	(975)	(20)	(995)
Income from investments in unconsolidated joint ventures	19,478	1,468	20,946	21,520	777	22,297

Income from continuing operations	307,879	(170,262)	137,617	342,985	(156,099)	186,886
Discontinued operations (including net gain on sales of real estate of $44,448 and $5,499, respectively)	46,173	(7)	46,166	16,331	266	16,597

Net income	$354,052	$(170,269)	$183,783	$359,316	$(155,833)	$203,483

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	As of or for the three months ended
	June 30,

	2003			2002

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property net operating income from continuing operations	$510,759	$9,406	$520,165	$543,112	$10,838	$553,950
Property net operating income from discontinued operations (see Note 4 — Discontinued Operations)	1,852	(7)	1,845	14,423	334	14,757

Total property net operating income from continuing and discontinued operations	$512,611	$9,399	$522,010	$557,535	$11,172	$568,707

Property operating margin from continuing and discontinued operations(b)			64.7%			65.1%

Property operating margin from continuing operations(b)			64.7%			65.1%

Capital and tenant improvements	$81,550	$7,259	$88,809	$70,792	$1,434	$72,226

Investments in unconsolidated joint ventures	$1,081,843	$8,051	$1,089,894

Total Assets	$24,051,346	$883,990	$24,935,336

(a)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(b)	Property operating margin represents property operating revenues less property operating expenses as a percentage of property operating revenues.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	As of or for the six months ended
	June 30,

	2003			2002

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$1,584,825	$24,204	$1,609,029	$1,675,668	$27,669	$1,703,337
Property operating expenses	(555,163)	(5,203)	(560,366)	(572,543)	(5,442)	(577,985)

Property net operating income from continuing operations	1,029,662	19,001	1,048,663	1,103,125	22,227	1,125,352

Adjustments to arrive at net income:
Other revenues	1,075	22,484	23,559	1,313	21,074	22,387
Interest expense(a)	(89,565)	(322,362)	(411,927)	(97,397)	(310,364)	(407,761)
Depreciation and amortization	(337,405)	(15,330)	(352,735)	(326,813)	(12,622)	(339,435)
Ground rent	(9,466)	—	(9,466)	(10,797)	—	(10,797)
Corporate general and administrative	—	(31,157)	(31,157)	—	(35,808)	(35,808)

Total adjustments to arrive at net income	(435,361)	(346,365)	(781,726)	(433,694)	(337,720)	(771,414)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	594,301	(327,364)	266,937	669,431	(315,493)	353,938
Income taxes	(385)	(2,186)	(2,571)	(1,985)	(6,735)	(8,720)
Minority interests	(4,347)	(20)	(4,367)	(2,361)	(40)	(2,401)
Income from investments in unconsolidated joint ventures	40,491	1,219	41,710	81,218	(1,293)	79,925

Income from continuing operations	630,060	(328,351)	301,709	746,303	(323,561)	422,742
Discontinued operations (including net gain on sales of real estate of $51,725 and $2,490, respectively)	56,688	(122)	56,566	24,674	531	25,205

Net income	$686,748	$(328,473)	$358,275	$770,977	$(323,030)	$447,947

Property net operating income from continuing operations	$1,029,662	$19,001	$1,048,663	$1,103,125	$22,227	$1,125,352
Property net operating income from discontinued operations (see Note 4 — Discontinued Operations)	6,787	65	6,852	29,444	670	30,114

Total property net operating income from continuing and discontinued operations	$1,036,449	$19,066	$1,055,515	$1,132,569	$22,897	$1,155,466

Property operating margin from continuing and discontinued operations(b)			65.1%			66.0%

Property operating margin from continuing operations(b)			65.2%			66.1%

Capital and tenant improvements	$136,990	$9,597	$146,587	$127,757	$2,684	$130,441

Investments in unconsolidated joint ventures	$1,081,843	$8,051	$1,089,894

Total Assets	$24,051,346	$883,990	$24,935,336

(a)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(b)	Property operating margin represents property operating revenues less property operating expenses as a percentage of property operating revenues.

NOTE 12 — SHARE BASED EMPLOYEE COMPENSATION PLANS

      Effective January 1, 2003, EOP Partnership adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance by Equity Office of share options and other equity awards. EOP Partnership decided to adopt the accounting provisions of SFAS No. 123 to reflect the cost to the company of issuing share options and other equity awards to certain individuals in the consolidated financial statements. EOP Partnership employed the prospective method for adopting SFAS No. 123 which requires the recognition of compensation expense for share options and other equity compensation granted on or after January 1, 2003 and to record compensation expense for modifications of share options and other equity awards that were outstanding as of December 31, 2002. Expense amounts will be recognized ratably over the respective vesting period of the award.

      The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested share options for the three and six months ended June 30, 2003 and 2002. Compensation expense related to restricted share awards is not presented in the table below because the expense is the same under APB No. 25 and SFAS No. 123 and is already reflected in net income.

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands, except per unit data)	2003	2002	2003	2002

Net income available for Units, historical	$168,388	$187,652	$327,419	$416,286
Add back compensation expense included in historical net income available for Units for options	1,163	1,155	1,375	1,265
Deduct compensation expense determined under fair value based method for share options	(3,155)	(4,184)	(5,746)	(6,421)

Pro forma net income available for Units	$166,396	$184,623	$323,048	$411,130

Earnings per unit — basic:
Net income available for Units, historical	$0.37	$0.40	$0.72	$0.89
Pro forma net income available for Units	$0.37	$0.39	$0.71	$0.87
Earnings per unit — diluted:
Net income available for Units, historical	$0.37	$0.40	$0.72	$0.88
Pro forma net income available for Units	$0.37	$0.39	$0.71	$0.87

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

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

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Litigation

      Except as described below, EOP Partnership is not presently subject to material litigation nor, to EOP Partnership’s knowledge, is any material litigation threatened against EOP Partnership, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or financial condition of EOP Partnership.

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc., filed a complaint (the “Complaint”) in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities (collectively the “Corporate Defendants”) and certain individuals, including Equity Office, EOP Partnership, David Helfand (a former executive vice president of Equity Office), Spieker Properties, Inc. (which Equity Office acquired in 2001) and Spieker Properties, L.P. (which EOP Partnership acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and currently an Equity Office trustee). Under the terms of EOP Partnership’s and Equity Office’s indemnification agreements with Messrs. Helfand and Vought, EOP Partnership and Equity Office may be responsible to reimburse them for the effect of any judgment rendered against them personally as well as the costs of their defense. EOP Partnership was an equity investor in, landlord to and customer of Broadband Office, and Messrs. Helfand and Vought were members of the board of directors of Broadband Office until their resignations from the board of Broadband Office on May 1, 2001 and May 2, 2001, respectively. Mr. Vought also served as a member of Broadband Office’s executive committee. Broadband Office filed for bankruptcy protection on May 9, 2001. The Complaint alleges, among other things, breaches of fiduciary duty and seeks recovery of what it characterizes as preferential payments and fraudulent transfers. It further seeks to hold EOP Partnership and Equity Office liable for the outstanding debts of the corporation, jointly and severally with all of the Corporate Defendants, as an alleged “general partner” of Broadband Office. The plaintiffs allege that the amount of these claims exceeds $300 million in the aggregate.

      Due to the inherent uncertainties of the judicial process and the early stage of this action, EOP Partnership is unable to predict the outcome of this matter with certainty. As a result, EOP Partnership has not accrued for any potential liability in connection with this litigation. EOP Partnership intends to vigorously defend this matter and believes it has meritorious defenses available to it. As in any litigation, there can be no assurance that EOP Partnership will prevail. Should the court not resolve this matter in EOP Partnership’s favor it could have a material adverse effect on EOP Partnership’s financial condition and results of operations.

Forward-Starting Interest Rate Swaps

      As of June 30, 2003 and December 31, 2002, EOP Partnership had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the forward-starting interest

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

rate swaps at June 30, 2003 and December 31, 2002 represented a liability to EOP Partnership of approximately $68.6 million and $18.6 million, respectively, and is included in other liabilities and in other comprehensive income. As of August 7, 2003, the market value of these forward-starting interest rate swaps represented an asset to EOP Partnership of approximately $17.5 million. The market value of the forward-starting interest rate swaps is dependent upon changes in market interest rates and swap spreads over time and is subject to change.

      Upon settlement of the swaps, EOP Partnership may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. In accordance with FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties are subject to buy/sell options that may be exercised by EOP Partnership to acquire the other partner’s interest or by the joint venture partner to acquire EOP Partnership’s interest if certain conditions are met as set forth in the respective joint venture agreement. In addition, EOP Partnership has granted options to a tenant to purchase one of its Office Properties.

      In connection with the acquisition of certain Properties, EOP Partnership has agreed not to sell such Properties in taxable transactions for a period of time as defined in their respective agreements unless EOP Partnership makes certain additional payments to the respective sellers.

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

      Workers Compensation, Automobile Liability and General Liability: EOP Partnership has per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

EOP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Off-Balance Sheet Arrangements

     Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, EOP Partnership agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2003, no amounts have been funded pursuant to this agreement. However, EOP Partnership has unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of credit which has an outstanding balance of approximately $12.9 million as of June 30, 2003. WRALP’s current line of credit matured in July 2003 and was extended for one year to July 2004. EOP Partnership does not have a liability recorded related to this guarantee. In the event EOP Partnership makes payment on WRALP’s line of credit and WRALP does not repay EOP Partnership, EOP Partnership is entitled to (i) terminate the credit facility provided to WRALP from EOP Partnership and (ii) declare all amounts borrowed by WRALP due and payable. EOP Partnership believes the risk of an unrecovered loss is minimal at this time.

     Letters of Credit

      As of June 30, 2003, EOP Partnership had provided approximately $5.8 million in letters of credit to third parties. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

NOTE 14 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to June 30, 2003 through August 7, 2003:

      1. In 2000, EOP Partnership formed a joint venture with Wilson Investors (“WI”, of which William Wilson III, a trustee of Equity Office, is a principal), through its interest in Wilson/Equity Office (“W/EO”, of which 49.9% is owned by EOP Partnership and 50.1% is owned by WI), and an unaffiliated party to develop, construct, lease and manage Foundry Square IV, a 225,490 square foot office building located in San Francisco, California. Through the sale of the office building in July 2003, EOP Partnership disposed of its 40% indirect interest which includes a 10% interest through W/EO and WI disposed of its 10% indirect interest through W/EO to an unaffiliated party. EOP Partnership’s share of the gain on the sale of this property was approximately $7.0 million. EOP Partnership’s share of the gross proceeds from the sale was approximately $56.6 million, including the repayment of a $44.5 million construction loan. WI’s share of the proceeds were approximately $17.1 million.

      2. In July, EOP Partnership sold an industrial property located in Pleasant Hill, California to an unaffiliated party for approximately $7.5 million. The property comprised approximately 156,600 square feet.

      3. From July 1, 2003 through July 31, 2003, Equity Office repurchased 375,000 Common Shares under a share repurchase program at an average per share price of $26.78 for approximately $10.0 million in the aggregate. In connection with the repurchases, EOP Partnership purchased from Equity Office and retired a corresponding number of Units for an aggregate purchase price equal to the aggregate price for all Common Share repurchases.

      4. In August 2003, EOP Partnership prepaid the mortgage debts that were secured by Canterbury Green, Three Stamford Plaza and Four Stamford Plaza for approximately $52.4 million which included accrued interest of approximately $0.4 million. As a result of the mortgage debt prepayment, these Office Properties are unencumbered.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical fact may be forward-looking statements. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2003, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which EOP Partnership has made assumptions are the following:

•	changes in general economic conditions, including, in particular, those affecting industries in which our principal tenants and potential tenants compete;

•	the extent of any white-collar job growth in markets in which we have a presence;

•	the extent of future demand for high-rise and other office space in markets in which we have a presence;

•	the domestic effect of any heightened geopolitical risks;

•	the extent of tenant bankruptcies, financial difficulties and defaults;

•	the amount of any lease terminations in advance of the date specified in the leases and lease termination fees received, if any;

•	the availability of new competitive supply, which may become available by way of sublease rather than new construction;

•	our ability to complete and lease current and future development projects on schedule, on budget and in accordance with expectations;

•	our ability to maintain occupancy and to timely lease or re-lease space at current or anticipated rents;

•	future demand for our debt and Equity Office’s equity securities;

•	our ability to refinance our debt at reasonable terms upon maturity;

•	our ability to achieve economies of scale over time and to realize anticipated cost savings from the implementation of our EOPlus initiatives;

•	changes in interest rates;

•	changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	our ability to pay amounts due to our noteholders and preferred unitholders before any distribution to holders of Units; and

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of EOP Partnership for the periods presented and should be read together with the notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements.

Key Transactions

      During the six months ended June 30, 2003, we completed the following key transactions:

•	disposed of 13 office properties, one industrial property and one vacant land parcel in various transactions to unaffiliated parties for approximately $310.4 million. The sold office properties consisted of approximately 1,753,665 square feet and 32 residential units, and the industrial property consisted of approximately 60,300 square feet;

•	issued $500 million of unsecured notes due January 2013 at an all-in effective rate of 5.98% and used a portion of the net proceeds to repay $300 million of unsecured notes that matured in February 2003;

•	Equity Office repurchased 13,861,400 Common Shares at an average price of $25.50 per share for a total of $353.4 million in the aggregate. In connection with the repurchases, EOP Partnership purchased from Equity Office and retired a corresponding number of Units for an aggregate purchase price equal to the aggregate purchase price for all Common Share repurchases;

•	sold 5.0 million common shares of Inktomi Corporation received in connection with a lease termination in 2002 for approximately $8.1 million;

•	Equity Office redeemed the 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of approximately $151.9 million, which includes approximately $1.9 million of accrued and unpaid distributions. In connection with such redemption, EOP Partnership redeemed all of the Series E Preferred Units from Equity Office; and

•	Equity Office redeemed the 4,000,000 outstanding 8.98% Series F Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million. In connection with such redemption, EOP Partnership redeemed all of the Series F Preferred Units from Equity Office.

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

Accounting Policy Adopted in 2003

Stock Based Employee Compensation Plans

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of stock options and other equity awards. See Note 12 — Share Based Employee Compensation Plans for more information.

Impact of New Accounting Standards

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management has reviewed the provisions of FIN 46 and has determined that it will not have an impact on EOP Partnership’s financial condition and results of operations.

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

Financial Instruments

      In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). Management does not anticipate that the provisions of SFAS No. 150 will have an impact on EOP Partnership’s financial condition and results of operations.

Results of Operations

Trends in Property Operating Revenues

      We receive our income primarily from rental revenue generated by leases at our Office Properties, including tenant reimbursements for certain operating costs and parking revenues. As a result of the current slowdown in economic activity, we have experienced both a decrease in our occupancy rates and a general decline in our overall market rental rates. Below is a summary of our leasing activity for tenants taking occupancy for the periods presented for our Office Properties. Our 10 largest metropolitan statistical areas (“MSAs”) in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, Seattle, New York, Chicago, Washington D.C., Los Angeles,

Atlanta and Orange County. Our 10 largest MSAs accounted for approximately 78.0% of property net operating income from continuing operations in the second quarter of 2003.

	For the three months		For the six months		For the three months		For the
	ended June 30,		ended June 30,		ended March 31,		year ended
							December 31,
Office Property Data:	2003	2002	2003	2002	2003(a)	2002	2002

10 Largest MSAs:
Portion of total portfolio based on square feet at end of period	68.8%	67.3%	68.8%	67.3%	68.2%	67.2%	68.1%
Occupancy at end of period	87.0%	90.4%	87.0%	90.4%	86.9%	91.2%	88.8%
Gross square footage for space occupied during the period	3,185,048	3,814,526	7,082,091	6,595,362	3,897,043	2,780,836	13,582,766
Weighted average annual rent per square foot for space occupied during the period(b)(c)	$29.07	$32.37	$29.69	$34.82	$29.95	$38.21	$31.54
Gross square footage for expiring and terminated leases during the period	3,409,363	4,893,627	8,295,338	8,223,348	4,885,975	3,329,721	16,308,269
Weighted average annual rent per square foot for expiring and terminated leases during the period(b)	$30.93	$31.02	$31.78	$30.99	$32.77	$30.92	$31.19
Total Office Portfolio:
Portion of total portfolio based on square feet at end of period	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Occupancy at end of period	87.1%	90.0%	87.1%	90.0%	87.2%	90.7%	88.6%
Gross square footage for space occupied during the period	4,632,148	5,622,736	10,518,434	10,120,219	5,886,286	4,497,483	20,620,427
Weighted average annual rent per square foot for space occupied during the period(b)(c)	$26.61	$29.58	$26.95	$30.77	$27.17	$32.13	$28.48
Gross square footage for expiring and terminated leases during the period	4,755,613	6,775,805	11,844,621	11,861,865	7,089,008	5,086,060	23,711,452
Weighted average annual rent per square foot for expiring and terminated leases during the period(b)	$28.23	$28.58	$28.89	$28.29	$29.38	$27.79	$28.61

(a)	This period has been restated due to an error in the previously disclosed calculation.

(b)	These weighted average rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements, if any.

(c)	Weighted average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      A significant contributor to the decline in occupancy for our Office Properties has been the increased level of early lease terminations. Since January 1, 2002 through June 30, 2003, we have had approximately

8.6 million square feet of early lease terminations and received lease termination fees of approximately $177.1 million on a portion of the terminations. These amounts include approximately 0.9 million square feet of early lease terminations and approximately $11.5 million of lease termination fees for the three months ended June 30, 2003. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees will be significantly lower in 2003 as compared to 2002.

      As of June 30, 2003, approximately 60.0 million occupied square feet (approximately 55.5% of the total occupied square feet) is expiring through 2007, including approximately 6.6 million occupied square feet in the remainder of 2003. If we are unable to release the expiring space, we will experience further declines in occupancy and our revenues and results of operations in subsequent periods will be adversely affected. Occupancy as of June 30, 2003 was relatively stable for the first time in 12 consecutive quarters, although no assurance can be given that it will not decline in subsequent periods.

      In addition to the downward trends in occupancy and market rents, we have continued to experience uncollectible receivables relating to tenants in bankruptcy or experiencing financial difficulty. For the three and six months ended June 30, 2003, bad debt expense was approximately $3.9 million and $11.4 million, respectively, and $6.7 million and $13.6 million for the same periods in 2002. Although we have collateral from many of our tenants, additional write-offs may occur in subsequent periods.

Trends in Property Operating Expenses

EOPlus

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to significantly reduce operating expenses, streamline operations, improve customer service, reduce lease cycle time, increase occupancy and retain tenants. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, many of the activities that occurred at the property have been and are being centralized into regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to provide higher service to our customers at a lower cost. By consolidating our property management offices, we expect to make available for leasing in excess of 100,000 square feet of office space. Eight of the ten regional office consolidations have been completed and we anticipate this new model will be fully implemented in all of our markets by the end of 2003. By the end of 2003, we expect to have 15% fewer employees than at the end of 2001 as a result of staff reductions and attrition. The related severance expenses in 2003 will be approximately $2.8 million.

      We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process. We estimate that we will recognize approximately $10 million of cost savings in 2003, net of the associated severance cost and the impact of lower tenant reimbursements. Beginning in 2004, after the new model is fully implemented, we expect annual cost savings of $75 million to $100 million. We estimate that EOP Partnership will realize approximately 45 percent to 50 percent of these annual cost savings.

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2002. The buildings and total square feet shown include properties we own in joint ventures that we account for under the equity method of accounting with other partners and reflect the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 117,819,812 square feet of office space as of June 30, 2003.

	Office Properties		Industrial Properties		Parking Facilities

		Total Square		Total
	Buildings	Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2002	774	128,233,987	79	6,044,831	5	10,765
Acquisitions	2	260,372	—	—	—	—
Developments placed in service	3	330,646	—	—	—	—
Dispositions	(45)	(3,113,189)	(2)	(77,072)	(4)	(7,464)
Building remeasurements	—	13,583	—	—	—	—

December 31, 2002	734	125,725,399	77	5,967,759	1	3,301
Developments placed in service	1	225,490	—	—	—	—
Dispositions	(6)	(437,473)	(1)	(60,300)	—	—
Building remeasurements	—	34,608	—	—	—	—

March 31, 2003	729	125,548,024	76	5,907,459	1	3,301
Dispositions	(7)	(1,316,192)	—	—	—	—
Property taken out of service(a)	(1)	(115,340)	—	—	—	—
Building remeasurements	—	17,912	—	—	—	—

June 30, 2003	721	124,134,404	76	5,907,459	1	3,301

(a)	One building consisting of 115,340 square feet (Cambridge Science Center (f/k/a Riverview I)) is now considered a development because it is being redeveloped.

      The financial data presented in the consolidated statements of operations show changes in revenues and expenses from period-to-period. The following analysis shows changes attributable to the Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”). The significant differences between our Core and Total Portfolios are revenues recorded and expenses incurred at the corporate level, property acquisitions since the beginning of 2002 and certain developments placed in service.

      As reflected in the tables below, property operating revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues, such as lease termination income. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other types of operating expenses.

Comparison of the three months ended June 30, 2003 to June 30, 2002

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 692 consolidated Office Properties and 76 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to April 1, 2002.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Property operating revenues	$803,738	$850,420	$(46,682)	(5.5)%	$798,829	$848,088	$(49,259)	(5.8)%
Fee income	3,526	3,977	(451)	(11.3)	—	—
Interest/ dividend income	3,695	7,492	(3,797)	(50.7)	903	1,004	(101)	(10.1)

Total revenues	810,959	861,889	(50,930)	(5.9)	799,732	849,092	(49,360)	(5.8)

Interest expense(a)	206,604	202,741	3,863	1.9	47,295	50,161	(2,866)	(5.7)
Depreciation and amortization	178,160	171,581	6,579	3.8	170,993	167,466	3,527	2.1
Real estate taxes	92,161	94,292	(2,131)	(2.3)	90,588	94,060	(3,472)	(3.7)
Property operating expenses	191,412	202,178	(10,766)	(5.3)	189,033	200,864	(11,831)	(5.9)
Ground rent	4,870	5,287	(417)	(7.9)	4,793	5,107	(314)	(6.1)
Corporate general and administrative(b)	17,655	18,512	(857)	(4.6)	—	—	—	—

Total expenses	690,862	694,591	(3,729)	(0.5)	502,702	517,658	(14,956)	(2.9)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	120,097	167,298	(47,201)	(28.2)	297,030	331,434	(34,404)	(10.4)
Income taxes	(1,575)	(1,714)	139	(8.1)	(201)	(1,755)	1,554	(88.5)
Minority interests	(1,851)	(995)	(856)	86.0	(2,231)	(995)	(1,236)	124.2
Income from investments in unconsolidated joint ventures	20,946	22,297	(1,351)	(6.1)	14,813	21,522	(6,709)	(31.2)

Income from continuing operations	137,617	186,886	(49,269)	(26.4)	309,411	350,206	(40,795)	(11.6)
Discontinued operations (including net gain on sales of real estate of $44,448 and $5,499, respectively)	46,166	16,597	29,569	178.2	—	—	—	—

Net income	$183,783	$203,483	$(19,700)	(9.7)%	$309,411	$350,206	$(40,795)	(11.6)%

Property net operating income from continuing operations(c)	$520,165	$553,950	$(33,785)	(6.1)%	$519,208	$553,164	$(33,956)	(6.1)%

Deferred rental revenue	$19,632	$18,778	$854	4.5%	$19,501	$18,771	$730	3.9%

Lease termination fees	$9,268	$12,212	$(2,944)	(24.1)%	$9,268	$12,212	$(2,944)	(24.1)%

(a)	Interest expense for the Core Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(b)	Corporate general and administrative is not allocated to the Core Portfolio because the types of expenses included in Corporate general and administrative are not directly identifiable to specific Properties.

(c)	Represents segment data. See Note 11-Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio is primarily attributable to reduced occupancy in the Core Portfolio from 90.5% at April 1, 2002 to 86.7% at June 30, 2003 and lower lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of average rental rates on new leases being lower than the average rental rates on expiring leases.

Interest/ Dividend Income

      Interest and dividend income decreased for the Total Portfolio by approximately $3.8 million primarily from a reduction of interest and dividends from various notes receivable and investments.

Interest Expense

      Interest expense for the Total Portfolio increased primarily as a result of an increase in unsecured note balances from June 30, 2002 to June 30, 2003. Interest expense for the Core Portfolio decreased primarily as a result of mortgage debt repayments.

Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total and Core Portfolio primarily due to a decrease in real estate taxes in California as a result of property tax appeals.

Property Operating Expenses

      For the Core Portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $1.9 million and lower insurance expense of approximately $3.6 million primarily as a result of changes in our insurance coverage. In addition, for the Core Portfolio, maintenance expense decreased by approximately $3.5 million primarily due to lower occupancy and new contracts that were renegotiated as part of our EOPlus initiative. Payroll expense decreased by approximately $0.8 million due to staff reductions. These decreases in property operating expenses were partially offset by severance expense of approximately $0.7 million incurred in the second quarter of 2003.

Ground Rent

      Ground rent decreased primarily due to our acquisition in the fourth quarter of 2002 of the land underlying an Office Property which had been subject to a ground lease.

Corporate General and Administrative Expenses

      Beginning in fiscal 2003, we reclassified regional property operating expenses and other costs directly associated with property operations from corporate general and administrative expense to property operating expense. Approximately $22.1 million and $19.7 million were reclassified for the three months ended June 30, 2003 and 2002, respectively. The regional offices exist to manage and lease the Properties. Accordingly, these expenses are classified as property operating expenses and the prior periods have been reclassified to provide for comparability. This reclassification did not change the prior period results or shareholders’ equity.

      In addition, we incurred approximately $4.2 million of severance expense in the second quarter of 2003 compared to $4.3 million in the second quarter of 2002. The severance expense consists of the accelerated vesting of share options and restricted shares and cash payments.

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures decreased for the Core Portfolio primarily due to a decrease in lease termination fees from $5.9 million to $2.2 million and a decrease in property operating revenues primarily attributable to reduced occupancy and rental rates on new leases being lower than the average rental rates on expiring leases.

Discontinued Operations

      The increase in discontinued operations is primarily due to the gain on the sale of the properties sold during the current period as compared to the gain on the sale of the properties sold during the prior period.

The net income of properties sold since January 1, 2002 is included in discontinued operations up to the respective disposition date.

Comparison of the six months ended June 30, 2003 to June 30, 2002

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 691 consolidated Office Properties and 76 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2002.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Property operating revenues	$1,609,029	$1,703,337	$(94,308)	(5.5)%	$1,592,709	$1,696,166	$(103,457)	(6.1)%
Fee income	8,462	8,055	407	5.1	—	—	—	—
Interest/ dividend income	6,954	14,332	(7,378)	(51.5)	1,813	1,941	(128)	(6.6)
Realized gain on sale of marketable securities	8,143	—	8,143	—	—	—	—	—

Total revenues	1,632,588	1,725,724	(93,136)	(5.4)	1,594,522	1,698,107	(103,585)	(6.1)

Interest expense(a)	411,927	407,761	4,166	1.0	94,464	100,055	(5,591)	(5.6)
Depreciation and amortization	352,735	339,435	13,300	3.9	339,155	330,349	8,806	2.7
Real estate taxes	183,393	189,830	(6,437)	(3.4)	180,293	188,865	(8,572)	(4.5)
Property operating expenses	376,973	388,155	(11,182)	(2.9)	371,222	385,972	(14,750)	(3.8)
Ground rent	9,466	10,797	(1,331)	(12.3)	9,249	10,437	(1,188)	(11.4)
Corporate general and administrative(b)	31,157	35,808	(4,651)	(13.0)	—	—	—	—

Total expenses	1,365,651	1,371,786	(6,135)	(0.4)	994,383	1,015,678	(21,295)	(2.1)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	266,937	353,938	(87,001)	(24.6)	600,139	682,429	(82,290)	(12.1)
Income taxes	(2,571)	(8,720)	6,149	(70.5)	(377)	(1,801)	1,424	(79.1)
Minority interests	(4,367)	(2,401)	(1,966)	81.9	(4,776)	(2,401)	(2,375)	98.9
Income from investments in unconsolidated joint ventures	41,710	79,925	(38,215)	(47.8)	31,747	40,125	(8,378)	(20.9)

Income from continuing operations	301,709	422,742	(121,033)	(28.6)	626,733	718,352	(91,619)	(12.8)
Discontinued operations (including net gain on sales of real estate of $51,725 and $2,490, respectively)	56,566	25,205	31,361	124.4	—	—	—	—

Net income	$358,275	$447,947	$(89,672)	(20.0)%	$626,733	$718,352	$(91,619)	(12.8)%

Property net operating income from continuing operations(c)	$1,048,663	$1,125,352	$(76,689)	(6.8)%	$1,041,194	$1,121,329	$(80,135)	(7.1)%

Deferred rental revenue	$32,472	$38,413	$(5,941)	(15.5)%	$32,076	$38,093	$(6,017)	(15.8)%

Lease termination fees	$22,821	$30,017	$(7,196)	(24.0)%	$22,821	$30,017	$(7,196)	(24.0)%

(a)	Interest expense for the Core Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(b)	Corporate general and administrative is not allocated to the Core Portfolio because the types of expenses included in Corporate general and administrative are not directly identifiable to specific Properties.

(c)	Represents segment data. See Note 11-Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio is primarily attributable to reduced occupancy in the Core Portfolio from 91.7% at January 1, 2002 to 86.7% at June 30, 2003 and lower lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of average rental rates on new leases being lower than the average rental rates being paid on expiring leases since the middle of 2002.

Interest/ Dividend Income

      Interest and dividend income decreased for the Total Portfolio by approximately $7.4 million primarily from a reduction of interest and dividends from various notes receivable and investments.

Realized Gain on Sale of Marketable Securities

      During 2002, we entered into an early lease termination with Inktomi Corporation for a 398,460-square-foot building in Redwood Shores, California. As part of the consideration for the lease termination, we received five million shares of Inktomi Corporation common stock. These securities were sold during the first quarter of 2003 at a gain of approximately $8.1 million.

Interest Expense

      Interest expense for the Total Portfolio increased primarily as a result of an increase in unsecured note balances from June 30, 2002 to June 30, 2003. Interest expense for the Core Portfolio decreased primarily as a result of mortgage debt repayments.

Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total and Core Portfolio primarily due to a decrease in real estate taxes in California as a result of property tax appeals.

Property Operating Expenses

      For the Core Portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $3.0 million and lower insurance expense of approximately $5.5 million primarily as a result of changes in our insurance coverage. In addition, for the Core Portfolio, maintenance expense decreased by approximately $5.3 million primarily due to lower occupancy and new contracts that were renegotiated as part of our EOPlus initiative. Payroll expense decreased by approximately $1.4 million due to staff reductions. These decreases in property operating expenses were partially offset by severance expense of approximately $2.1 million incurred in the six months ended June 30, 2003.

Ground Rent

      Ground rent decreased primarily due to our acquisition in the fourth quarter of 2002 of the land underlying an Office Property which had been subject to a ground lease.

Corporate General and Administrative Expenses

      Beginning in fiscal 2003, we reclassified regional property operating expenses and other costs directly associated with property operations from corporate general and administrative expense to property operating expense. Approximately $41.8 million and $35.3 million were reclassified for the six months ended June 30,

2003 and 2002, respectively. The regional offices exist to manage and lease the Properties. Accordingly, these expenses are classified as property operating expenses and the prior periods have been reclassified to provide for comparability. This reclassification did not change the prior period results or shareholders’ equity.

      In addition, we incurred approximately $4.2 million of severance expense in the six months ended June 30, 2003 compared to $7.4 million in the six months ended June 30, 2002. The severance expense consists of the accelerated vesting of share options and restricted shares and cash payments.

Income Taxes

      A corporate subsidiary of ours had an indirect interest in the Foundry Square I joint venture which we sold in December 2002, for which we accrued approximately $5.0 million of income taxes as a result of a $40.0 million lease termination in the first quarter of 2002. (See “Income from Investment in Unconsolidated Joint Ventures” below).

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures decreased for the Total Portfolio primarily due to a decrease in lease termination fees from $45.9 million to $2.3 million and a decrease in property operating revenues, partially offset by a decrease in interest expense on variable rate mortgage debt at the Core Portfolio. The decrease in property operating revenues is primarily attributable to reduced occupancy and rental rates on new leases being lower than the average rental rates on expiring leases.

Discontinued Operations

      The increase in discontinued operations is primarily due to the gain on the sale of the properties sold during the current period as compared to the gain on the sale of the properties sold during the prior period. The net income of properties sold since January 1, 2002 is included in discontinued operations up to the respective disposition date.

Discontinued Operations

      The net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Property revenues	$3,373	$22,640	$12,679	$46,166
Interest income	1	21	7	24

Total revenues	3,374	22,661	12,686	46,190

Interest expense	—	(58)	236	(257)
Depreciation and amortization	126	3,507	1,762	7,389
Property operating expenses	1,528	7,883	5,827	16,052
Ground rent	—	44	18	104

Total expenses	1,654	11,376	7,843	23,288

Income before income taxes and net gain on sales of real estate	1,720	11,285	4,843	22,902
Income taxes	(2)	(187)	(2)	(187)
Net gain on sales of real estate	44,448	5,499	51,725	2,490

Net income	$46,166	$16,597	$56,566	$25,205

Property net operating income from discontinued operations	$1,845	$14,757	$6,852	$30,114

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

Liquidity and Capital Resources

Liquidity

      Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and tenant improvements. We expect that our $1.0 billion line of credit will provide an additional source for funding of working capital, unanticipated cash needs, acquisitions and development costs.

      Our net cash flow from operations is dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants, our line of credit may become unavailable to us or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

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

      Subject to the foregoing, we have established quarterly distribution rates which, if annualized, would be as follows:

Annualized Distribution
Security	Per Unit

Units	$2.00
Preferred Unit Series:
B	$2.625
C	$2.15625
G	$1.9375

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay most of our maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available to us or on acceptable terms if available.

Contractual Obligations

      As of June 30, 2003, we were subject to certain contractual payment obligations as described in the table below. We were not subject to material capital lease obligations or unconditional purchase obligations as of June 30, 2003.

	Payments Due by Period

		Through
Contractual Obligations:		Remainder
(Dollars in thousands)	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Mortgage debt(1)	$2,483,250	$81,040	$448,381	$568,768	$343,941	$237,024	$804,096
Unsecured notes(2)	9,216,500	400,000	880,000	675,000	650,000	976,500	5,635,000
Line of Credit	282,900	—	—	—	282,900	—	—
Share of mortgage debt of unconsolidated joint ventures	815,667	105,601	117,023	466,410	51,182	1,454	73,997
Ground leases	1,189,605	9,312	16,145	15,838	15,742	15,640	1,116,928
Share of ground leases of unconsolidated joint ventures	185,147	721	1,442	1,738	1,922	1,958	177,366

Total Contractual Obligations	$14,173,069	$596,674	$1,462,991	$1,727,754	$1,345,687	$1,232,576	$7,807,387

Weighted Average Interest Rates on Maturing Debt:

Long-term debt:
Mortgage debt	7.61%	7.73%	7.12%	7.87%	7.15%	7.88%	7.79%
Unsecured notes	6.98%	7.55%	5.42%	5.67%	7.52%	7.52%	7.18%
Line of credit	2.06%	—	—	—	2.06%	—	—
Share of mortgage debt of unconsolidated joint ventures	5.81%	1.94%	2.30%	7.33%	7.67%	—	5.42%

Total Weighted Average Interest Rates	6.92%	6.55%	5.68%	6.85%	6.27%	7.59%	7.24%

(1)	Balance excludes a net discount of $(13.2) million, which is net of accumulated amortization of approximately $(6.6) million.

(2)	Balance excludes a net premium of $25.8 million, which is net of accumulated amortization of approximately $(29.2) million.

Forward-Starting Interest Rate Swaps

      As of June 30, 2003 and December 31, 2002, we had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the forward-starting interest rate swaps at June 30, 2003 and December 31, 2002 represented a liability to us of approximately $68.6 million and $18.6 million, respectively and is included in other liabilities and in other comprehensive income. As of August 7, 2003, the market value of these forward-starting interest rate swaps represented an asset to us of approximately $17.5 million. The market value of the forward-starting interest rate swaps is dependent upon changes in market interest rates and swap spreads over time and is subject to change.

      Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. In accordance with FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

Off-Balance Sheet Arrangements

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of June 30, 2003, no amounts have been funded pursuant to this agreement. However, we have unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of credit which has an outstanding balance of approximately $12.9 million as of June 30, 2003. WRALP’s current line of credit matured in July 2003 and was extended for one year to July 2004. We do not have a liability recorded related to this guarantee. In the event we make payment on WRALP’s line of credit and WRALP does not repay us, we are entitled to (i) terminate the credit facility provided to WRALP from us and (ii) declare all amounts borrowed by WRALP due and payable. We believe the risk of an unrecovered loss is minimal at this time.

Letters of Credit

      As of June 30, 2003, we had provided approximately $5.8 million in letters of credit to third parties. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at June 30, 2003 and December 31, 2002. The amounts shown are net of an unamortized discount on mortgage debt of approximately $(13.2) million and $(12.6) million, respectively, and an unamortized premium on unsecured notes of $25.8 million and $41.2 million, respectively. The discounts and premiums were originally recorded in connection with certain property acquisitions, mergers, issuances of unsecured notes and interest rate swap settlements.

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Balance
Fixed rate	$11,676,340	$11,529,541
Variable rate(a)	318,900	241,700

Total	$11,995,240	$11,771,241

Percent of total debt
Fixed rate	97.3%	97.9%
Variable rate(a)	2.7%	2.1%

Total	100.0%	100.0%

All in/effective interest rate at end of period
Fixed rate	7.13%	7.17%
Variable rate(a)	2.04%	2.37%

Effective interest rate	6.99%	7.08%

(a)	The variable rate debt bears interest at a rate based on various spreads over LIBOR.

Mortgage Debt

      As of June 30, 2003, total mortgage debt (excluding our share of the mortgage debt at our unconsolidated joint ventures of approximately $815.7 million) consisted of approximately $2,434.0 million of fixed rate debt, net of an unamortized discount of approximately $13.2 million, with a weighted average interest rate of approximately 7.7% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of June 30, 2003, the variable rate was approximately 1.82%). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

      The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit

      In May, our existing line of credit matured and we obtained a new $1.0 billion revolving credit facility. The new line of credit bears interest at LIBOR plus 60 basis points and matures in May 2006. The financial covenants and restrictions under the new line of credit are substantially similar to those we were subject to under the previous line of credit.

Unsecured Notes

      Unsecured notes increased to approximately $9,242.3 million, at June 30, 2003 compared to approximately $9,057.7 million at December 31, 2002, as a result of the issuance in January 2003 of $500 million 5.875% unsecured notes due January 15, 2013, partially offset by the repayment of $300 million 6.375% unsecured notes and amortization of discounts and premiums.

      The table below summarizes the unsecured notes outstanding as of June 30, 2003:

	Coupon/	All-in
	Stated	Effective	Principal		Maturity
Original Term (in years)	Rate	Rate(a)	Amount		Date

	(Dollars in thousands)
3 Year Unsecured Notes	7.38%	7.55%	$400,000	(b)	11/15/03
5 Year Unsecured Notes	6.50%	4.59%	300,000	(b)	01/15/04
9 Year Unsecured Notes	6.90%	6.27%	100,000	(b)	01/15/04
5 Year Unsecured Notes	6.80%	6.10%	200,000	(b)	05/01/04
6 Year Unsecured Notes	6.50%	5.31%	250,000	(b)	06/15/04
7 Year Unsecured Notes	7.24%	7.26%	30,000	(b)	09/01/04
8 Year Unsecured Notes	6.88%	6.40%	125,000		02/01/05
7 Year Unsecured Notes	6.63%	4.99%	400,000		02/15/05
7 Year Unsecured Notes	8.00%	6.49%	100,000		07/19/05
8 Year Unsecured Notes	7.36%	7.69%	50,000		09/01/05
6 Year Unsecured Notes	8.38%	7.65%	500,000		03/15/06
9 Year Unsecured Notes	7.44%	7.74%	50,000		09/01/06
10 Year Unsecured Notes	7.13%	6.74%	100,000		12/01/06
9 Year Unsecured Notes	7.00%	6.80%	1,500		02/02/07
9 Year Unsecured Notes	6.88%	6.83%	25,000		04/30/07
9 Year Unsecured Notes	6.76%	6.76%	300,000		06/15/07
10 Year Unsecured Notes	7.41%	7.70%	50,000		09/01/07
7 Year Unsecured Notes	7.75%	7.91%	600,000		11/15/07
10 Year Unsecured Notes	6.75%	6.97%	150,000		01/15/08
10 Year Unsecured Notes	6.75%	7.01%	300,000		02/15/08
8 Year Unsecured Notes(c)	7.25%	7.64%	325,000		11/15/08
10 Year Unsecured Notes	6.80%	6.94%	500,000		01/15/09
10 Year Unsecured Notes	7.25%	7.14%	200,000		05/01/09
11 Year Unsecured Notes	7.13%	6.97%	150,000		07/01/09
10 Year Unsecured Notes	8.10%	8.22%	360,000		08/01/10
10 Year Unsecured Notes	7.65%	7.20%	200,000		12/15/10
10 Year Unsecured Notes	7.00%	6.83%	1,100,000		07/15/11
10 Year Unsecured Notes	6.75%	7.02%	500,000		02/15/12
10 Year Unsecured Notes	5.88%	5.98%	500,000		01/15/03
20 Year Unsecured Notes	7.88%	8.08%	25,000		12/01/16
20 Year Unsecured Notes	7.35%	8.08%	200,000		12/01/17
20 Year Unsecured Notes	7.25%	7.54%	250,000		02/15/18
30 Year Unsecured Notes	7.50%	8.24%	150,000		10/01/27
30 Year Unsecured Notes	7.25%	7.31%	225,000		06/15/28
30 Year Unsecured Notes	7.50%	7.55%	200,000		04/19/29
30 Year Unsecured Notes	7.88%	7.94%	300,000		07/15/31

Total	7.15%	6.98%	9,216,500

Net premium (net of accumulated amortization of approximately $29.2 million)			25,820

Total			$9,242,320

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	Through 2004, $1.28 billion of unsecured notes will mature and become payable. We anticipate repaying the maturing unsecured notes with proceeds from debt and/or equity offerings or property dispositions.

(c)	The notes are exchangeable into Equity Office Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share of Equity Office at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share. Upon exchange of a $1,000 note for Common Shares of Equity Office, we would issue a corresponding number of Units to Equity Office on a one-for-one basis.

      As of July 31, 2003, $1.6 billion was available for issuance under a previously filed $4.0 billion shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our line of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of June 30, 2003, we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of June 30, 2003:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	48%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50 to 1	2.58
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	214%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-Q.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in Equity Office’s issued and outstanding Common Shares and EOP Partnership’s issued and outstanding Units (exclusive of Units owned by Equity Office) since March 31, 2003:

	Common Shares	Units	Total

Outstanding at March 31, 2003	406,243,857	49,916,390	456,160,247
Share options exercised	269,273	—	269,273
Common Shares repurchased/retired(a)	(7,644,900)	—	(7,644,900)
Units redeemed for Common Shares	382,609	(382,609)	—
Units redeemed for cash	—	(81,185)	(81,185)
Restricted shares and share awards issued, net of cancellations	12,744	—	12,744

Outstanding at June 30, 2003	399,263,583	49,452,596	448,716,179

(a)	Equity Office repurchased 7,644,900 Common Shares at an average per share price of $26.37 for a total of $201.6 million in the aggregate. In connection with the repurchases, EOP Partnership purchased from Equity Office and retired a corresponding number of Units for an aggregate purchase price equal to the aggregate purchase price for all Common Share repurchases.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Six Months Ended June 30, 2003

      Cash and cash equivalents decreased by approximately $0.9 million to approximately $57.6 million at June 30, 2003, compared to $58.5 million at December 31, 2002. This decrease was the net result of the receipt of approximately $550.5 million provided by operating activities, approximately $70.7 million provided by investing activities (consisting primarily of approximately $265.6 million provided by property dispositions partially offset by approximately $218.7 million used for capital and tenant improvements and lease acquisition costs) and approximately $622.1 million used for financing activities (primarily Unit and preferred unit repurchases).

Additional Items

Distribution Payable

      Distribution payable increased by approximately $221.8 million to approximately $227.4 million at June 30, 2003, compared to $5.7 million at December 31, 2002. This increase was a result of the unit distribution declaration for the second quarter 2003 which was paid in July 2003. The fourth quarter 2002 distribution was declared and paid in the fourth quarter of 2002.

Deferred Compensation

      Deferred compensation decreased by approximately $5.8 million to approximately $9.7 million at June 30, 2003, compared to $15.5 million at December 31, 2002. This decrease was a result of the continued amortization of restricted shares issued prior to 2003, which were accounted for under APB 25 prior to our adoption of SFAS No. 123.

Market Risk

      Since December 31, 2002 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2002, except as noted below:

Forward-Starting Interest Rate Swaps

      See “— Contractual Obligations” for the current status of our outstanding derivative financial instruments.

Capital Improvements, Tenant Improvements and Leasing Commissions

Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended			For the three months ended
	June 30, 2003			June 30, 2002

		Unconsolidated			Unconsolidated
	Consolidated	Properties (EOP		Consolidated	Properties (EOP
(Dollars in thousands)	Properties	Partnership’s share)		Properties	Partnership’s share)

Capital Improvements:
Capital improvements	$8,767	$1,401		$4,660	$269
Development costs	22,170	(215	)(b)	30,339	35,580
Redevelopment costs(a)	1,874	—		10,001	—

Total capital improvements	$32,811	$1,186		$45,000	$35,849

	For the six months ended		For the six months ended
	June 30, 2003		June 30, 2002

		Unconsolidated		Unconsolidated
	Consolidated	Properties (EOP	Consolidated	Properties (EOP
(Dollars in thousands)	Properties	Partnership’s share)	Properties	Partnership’s share)

Capital Improvements:
Capital improvements	$13,807	$1,676	$14,978	$643
Development costs	45,767	4,331	55,261	65,453
Redevelopment costs(a)	5,545	—	18,490	—

Total capital improvements	$65,119	$6,007	$88,729	$66,096

(a)	Properties included in redevelopment costs are Tabor Center, Polk and Taylor Buildings and Worldwide Plaza. Redevelopments for 2002 included 500-600 City Parkway, Tabor Center and Polk and Taylor Buildings.

(b)	The negative development costs represent an overaccrual of costs incurred in a prior period.

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

      The amounts shown below represent the total tenant improvement and leasing commissions for leases which took occupancy during the period, regardless of when such costs were actually paid, which is a useful measure of the total tenant improvement and leasing commission costs for the periods presented.

	For the three months		For the three months
	ended June 30,		ended June 30,

	2003		2002

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$32,497	$12.47	$18,491	$6.79
Retenanted	35,340	20.08	40,227	17.14

Total/ Weighted Average	$67,837	$15.54	$58,718	$11.58

Industrial Properties:
Renewals	$336	$15.28	$271	$0.42
Retenanted	361	5.95	240	3.74

Total/ Weighted Average	$697	$8.43	$511	$0.72

Unconsolidated Joint Ventures(a):

Renewals	$1,697	$17.01	$436	$3.09
Retenanted	673	11.19	455	6.37

Total/ Weighted Average	$2,370	$14.82	$891	$4.19

	For the six months			For the six months
	ended June 30,			ended June 30,

	2003			2002

		Total Cost			Total Cost
		per Square			per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased		Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$56,315	$10.56		$30,213	$6.70
Retenanted	78,598	19.16		71,215	16.78

Total/ Weighted Average	$134,913	$14.30		$101,428	$11.59

Industrial Properties:
Renewals	$481	$2.89		$271	$0.41
Retenanted	593	3.45		240	3.74

Total/ Weighted Average	$1,074	$3.17		$511	$0.71

Unconsolidated Joint Ventures(a):

Renewals	$9,889	$31.06		$923	$4.66
Retenanted	2,830	20.51		1,662	11.14

Total/ Weighted Average	$12,719	$27.87	(b)	$2,585	$7.44

(a)	Represents our share of unconsolidated joint venture tenant improvement and leasing costs. All joint venture information included above is from office properties.

(b)	This amount is significantly higher than costs incurred in prior periods and should not be indicative of future lease costs. The higher costs were due to several leases that required significant tenant improvements. The weighted average lease term was approximately 7.6 years.

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which took occupancy during the period shown. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period. The differences between these amounts represent timing differences between the time at which a tenant takes occupancy and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other non-tenant related costs that are capitalized. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Total capital improvements	$32,811	$45,000	$65,119	$88,729
Tenant improvements and leasing commissions:
Office Properties	67,837	58,718	134,913	101,428
Industrial Properties	697	511	1,074	511
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	6,515	1,229	8,371	2,306
Timing differences	16,185	(8,259)	9,176	(20,810)

Total capital improvements, tenant improvements and leasing commissions on the consolidated statement of cash flows	$124,045	$97,199	$218,653	$172,164

Capital and tenant improvements from consolidated statement of cash flows	$88,809	$72,226	$146,587	$130,441
Lease commissions and other costs from consolidated statement of cash flows	35,236	24,973	72,066	41,723

Total capital improvements, tenant improvements and leasing commissions on the consolidated statement of cash flows	$124,045	$97,199	$218,653	$172,164

Developments

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded by working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of June 30, 2003.

					EOP Partnership’s

	Estimated					Costs		Total
	Placed in				Ownership	Incurred	Total	Project	Current
	Service		Number of	Square	Percentage	To Date	Estimated	Estimated	Percentage
	Date(a)	Location	Buildings	Feet	(a)	(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)
Wholly-Owned

Kruse Woods V	3Q/2003	Lake Oswego, OR	1	184,000	100%	$21,862	$33,900	$33,900	6%
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	100%	10,806	16,800	16,800	21%
Cambridge Science Center	1Q/2004	Cambridge, MA	1	131,000	100%	22,144	50,200	50,200	0%

			3	423,000		54,812	100,900	100,900	8%

Joint Ventures

Ferry Building(b)	3Q/2002	San Francisco, CA	1	242,000	(b)	71,187	87,000	110,500	70%
Foundry Square II(c)	3Q/2002	San Francisco, CA	1	502,200	87.5%	130,093	176,400	184,400	55%
Water’s Edge Phase I(d)	3Q/2002	Los Angeles, CA	2	240,000	87.5%	54,815	74,300	76,500	0%

			4	984,200		256,095	337,700	371,400	45%

Grand Total/ Weighted Average			7	1,407,200		$310,907	$438,600	$472,300	34%

Balance Sheet Reconciliation of Developments:
Consolidated developments — costs incurred as reflected above:
Wholly-owned	$54,812
Joint venture	256,095
Minority interests portion of consolidated developments	31,431

Total developments in process on the consolidated balance sheet	$342,338

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

For joint ventures, EOP Partnership’s Costs Incurred To Date and the Total Estimated Costs represent our required capital based on EOP Partnership’s Ownership Percentage plus any financing or preferred equity provided by us as described in each of the footnotes below.

The Total Project Estimated Costs represent 100% of the development’s estimated costs (including the acquisition cost of the land and building, if any) including ours and any unaffiliated parties’ portions.

The Total Estimated Costs and the Total Project Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	A joint venture between us and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

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

(c)	Our joint venture partner funded $8 million of capital. We will fund the balance of the capital required for the project. We will also provide financing for up to 70% of the Total Project Estimated Costs at an interest rate at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at our option in the event alternative financing sources are available on terms reasonably acceptable to the joint venture partner. At June 30, 2003, we had committed to finance approximately $117 million, of which approximately $94 million was outstanding.

(d)	In June 2001, we and a third party entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I with Total Project Estimated Costs of approximately $77 million and acquired an adjacent vacant land parcel for approximately $14 million for a total project outlay of $91 million. At closing, the joint venture partner contributed approximately $4 million for Water’s Edge Phase I and the Water’s Edge vacant land. We have committed to fund the remaining balance of the equity up to $87 million in the form of common equity of approximately $29 million and preferred equity of up to approximately $58 million. We will receive a preferred return of 16% for $13 million and LIBOR plus 2.5% for $45 million. Subsequent to June 30, 2003, this property was fully leased to a single tenant. The lease includes an option for the tenant to buy the property as stipulated in the agreement.

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

      Consolidated developments in process increased to approximately $342.3 million at June 30, 2003 from $284.7 million at December 31, 2002, primarily due to Cambridge Science Center which was taken out of service and placed into development and additional expenditures on the existing developments made during 2003.

Subsequent Events

      See Note 14 — Subsequent Events for transactions that occurred subsequent to June 30, 2003 through August 7, 2003.

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

Funds From Operations (“FFO”)

      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for a real estate company, for the reasons, and subject to the qualifications, specified in footnote (a) below. The following table reflects the reconciliation of FFO to net income available for Units, the most directly comparable GAAP measure, for the periods presented:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Reconciliation of Net income available for Units to FFO:
Net income available for Units	$168,388	$187,652	$327,419	$416,286
Add back (deduct):
Real estate related depreciation and amortization (including EOP Partnership’s share of unconsolidated joint ventures)	185,905	180,791	367,387	356,164
Real estate related depreciation and amortization less net (gain)/loss on sales of real estate included in discontinued operations	(44,109)	(1,973)	(49,737)	4,938
Net gain on sale of unconsolidated joint venture	—	(150)	—	(429)

FFO(a)	$310,184	$366,320	$645,069	$776,959

	For the three months ended				For the six months ended
	June 30,				June 30,

(Dollars in thousands, except per unit data)	2003		2002		2003		2002

Cash flow provided by (used for):
Operating Activities	$298,950		$363,639		$550,537		$642,220
Investing Activities	127,251		(32,250)		70,682		144,980
Financing Activities	(431,929)		(334,987)		(622,095)		(548,081)

Net (decrease) increase in cash and cash equivalents	$(5,728)		$(3,598)		$(876)		$239,119

Ratio of Earnings to Combined Fixed Charges and Preferred Distributions(c)	1.6	x	2.0	x	1.6	x	1.9	x

Reconciliation of diluted earnings per unit to diluted FFO per unit:
Net income available for Units	$0.37		$0.40		$0.72		$0.88
Real estate related depreciation and amortization (including EOP
Partnership’s share of unconsolidated joint ventures)	0.41		0.38		0.81		0.75
Real estate related depreciation and amortization less net (gain)/loss on sales of real estate included in discontinued operations	(0.10)		—		(0.11)		0.01

FFO available for Units(b)	$0.69		$0.78		$1.42		$1.64

Weighted average Units and unit equivalents outstanding — Diluted	452,010,570		472,610,590		455,646,938		472,726,956

(a)	FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of properties (which we believe includes impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as one of several measures of the performance of a real estate company. We further believe that by excluding the effect of depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between real estate companies. Investors should review FFO along with GAAP net income available for Units and cash flow from operating activities, investing activities and financing activities, when trying to understand a real estate company’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make cash distributions.

(b)	FFO per unit may not total the sum of the per unit components in the reconciliation due to rounding.

(c)	This ratio is calculated in accordance with the definition provided by the SEC, as follows:

The term “earnings” is the amount resulting from adding and subtracting the following items. Add the following: (a) Pre-tax income from continuing operations before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, (b) fixed charges, (c) amortization of capitalized interest, (d) distributed income of equity investees, and (e) our share of pre-tax losses of equity investees for which charges arising from guarantees are included in fixed charges. From the total of the added items, subtract the following: (a) capitalized interest, (b) preference security dividend requirements of consolidated subsidiaries and (c) the minority interest in pre-tax income of subsidiaries that have not incurred fixed charges. Equity investees are investments that we account for using the equity method of accounting.

The term “fixed charges and preferred distributions” means the sum of the following: (a) interest expensed and capitalized interest, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, (c) an estimate of the interest within rental expense, and (d) preference security dividend requirements of consolidated subsidiaries.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      The principal executive officer of Equity Office, Richard D. Kincaid, and the principal financial officer of Equity Office, Marsha C. Williams, evaluated as of June 30, 2003 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc., filed a complaint (the “Complaint”) in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities (collectively the “Corporate Defendants”) and certain individuals, including Equity Office, EOP Partnership, David Helfand (a former executive vice president of Equity Office), Spieker Properties, Inc. (which Equity Office acquired in 2001) and Spieker Properties, L.P. (which EOP Partnership acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and currently an Equity Office trustee). Under the terms of EOP Partnership’s and Equity Office’s indemnification agreements with Messrs. Helfand and Vought, EOP Partnership and Equity Office may be responsible to reimburse them for the effect of any judgment rendered against them personally as well as the costs of their defense. EOP Partnership was an equity investor in, landlord to and customer of Broadband Office, and Messrs. Helfand and Vought were members of the board of directors of Broadband Office until their resignations from the board of Broadband Office on May 1, 2001 and May 2, 2001, respectively. Mr. Vought also served as a member of Broadband Office’s executive committee. Broadband Office filed for bankruptcy protection on May 9, 2001. The Complaint alleges, among other things, breaches of fiduciary duty and seeks recovery of what it characterizes as preferential payments and fraudulent transfers. It further seeks to hold EOP Partnership and Equity Office liable for the outstanding debts of the corporation, jointly and severally with all of the Corporate Defendants, as an alleged “general partner” of Broadband Office. The plaintiffs allege that the amount of these claims exceeds $300 million in the aggregate.

      Due to the inherent uncertainties of the judicial process and the early stage of this action, EOP Partnership is unable to predict the outcome of this matter with certainty. As a result, EOP Partnership has not accrued for any potential liability in connection with this litigation. EOP Partnership intends to vigorously defend this matter and believes it has meritorious defenses available to it. As in any litigation, there can be no assurance that EOP Partnership will prevail. Should the court not resolve this matter in EOP Partnership’s favor it could have a material adverse effect on EOP Partnership’s financial condition and results of operations.

ITEM 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarterly period ended June 30, 2003.

APPENDIX A

FINANCIAL COVENANT CALCULATIONS AS OF JUNE 30, 2003

UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF JUNE 30, 2003

(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of June 30, 2003 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured note indentures, copies of which have been filed as exhibits to EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of June 30, 2003.

Debt to Adjusted Total Assets

      EOP Partnership may not, and may not permit a Subsidiary to, incur any Debt, other than intercompany Debt, if, immediately after giving effect to the incurrence of such additional Debt, the aggregate principal amount of all outstanding Debt of EOP Partnership and its Subsidiaries on a consolidated basis determined in accordance with GAAP is greater than 60% of the sum of:

(i)	Total Assets as of the end of the fiscal quarter covered in EOP Partnership’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as the case may be, most recently filed with the SEC prior to the incurrence of such additional Debt and

(ii)	the increase or decrease in Total Assets from the end of such quarter including, without limitation, any increase in Total Assets resulting from the incurrence of such additional Debt (such increase or decrease together with EOP Partnership’s Total Assets is referred to as the “Adjusted Total Assets”).

Mortgage debt (excluding a net discount of $(13,230))	$2,483,250
Unsecured notes (excluding a net premium of $25,820)	9,216,500
Line of credit	282,900
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	815,667

Debt	$12,798,317

Investment in real estate	$24,456,255
Developments in process	342,338
Land available for development	245,058
Cash and cash equivalents	57,595
Escrow deposits and restricted cash	33,692
Investments in unconsolidated joint ventures	1,089,894
Prepaid expenses and other assets (net of discount of $66,378)	307,746
Change in cash subsequent to June 30, 2003 as a result of a property disposition and common stock repurchases	(4,623)

Adjusted Total Assets	$26,527,955

Ratio	48%

Maximum Ratio	60%

Secured Debt to Adjusted Total Assets

      EOP Partnership may not, and may not permit any Subsidiary to, incur any Secured Debt of EOP Partnership or any Subsidiary if, immediately after giving effect to the incurrence of such additional Secured Debt, the aggregate principal amount of all outstanding Secured Debt of EOP Partnership and its Subsidiaries on a consolidated basis is greater than 40% of Adjusted Total Assets.

Mortgage debt (excluding a net discount of $(13,230))	$2,483,250
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	815,667

Secured Debt	$3,298,917

Adjusted Total Assets	$26,527,955

Ratio	12%

Maximum Ratio	40%

Consolidated Income Available for Debt Service to Annual Debt Service Charge

      EOP Partnership may not, and may not permit any Subsidiary to, incur any Debt, other than intercompany Debt (provided that, in the case of Debt owed to Subsidiaries, such Debt is subordinate in right of payment to the debt securities), if the ratio of Consolidated Income Available for Debt Service to Annual Debt Service Charge (in each case as defined below) for the period consisting of the four consecutive fiscal quarters most recently ended prior to the date on which the additional Debt is to be incurred shall have been less than 1.5 to 1 on a pro forma basis after giving effect to the incurrence of such Debt and to the application of the proceeds therefrom, and calculated on the assumption that:

•	such Debt and any other Debt incurred by EOP Partnership or a Subsidiary since the first day of such four-quarter period, which was outstanding at the end of such period, had been incurred at the beginning of such period and continued to be outstanding throughout such period, and the application of the proceeds of such Debt, including to refinance other Debt, had occurred at the beginning of such period;

•	the repayment or retirement of any other Debt by EOP Partnership or a Subsidiary since the first day of such four-quarter period had been repaid or retired at the beginning of such period, except that, in determining the amount of Debt so repaid or retired, the amount of Debt under any revolving credit facility is computed based upon the average daily balance of such Debt during such period;

•	in the case of Acquired Indebtedness or Debt incurred in connection with any acquisition since the first day of the four-quarter period, the related acquisition had occurred as of the first day of the period with the appropriate adjustments with respect to the acquisition being included in the pro forma calculation; and

•	in the case of any increase or decrease in Total Assets, or any other acquisition or disposition by EOP Partnership or any Subsidiary of any asset or group of assets, since the first day of such four-quarter period, including by merger, stock purchase or sale, or asset purchase or sale, such increase, decrease or other acquisition or disposition or any related repayment of Debt had occurred as of the first day of such period with the appropriate adjustments to revenues, expenses and Debt levels with respect to such increase, decrease or other acquisition or disposition being included in such pro forma calculation.

Pro forma net income	$627,767
Pro forma interest expense	806,050
Pro forma amortization of mark to market discounts/ premiums	(5,528)
Pro forma provision for taxes	3,159
Pro forma amortization and depreciation	701,495
Less pro forma income from investments in unconsolidated joint ventures	(68,637)

Consolidated Income Available for Debt Service	$2,064,306

Pro forma interest expense	$806,050
Pro forma amortization of mark to market discounts/ premiums	(5,528)

Annual Debt Service Charge	$800,522

Ratio	2.58

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less that 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$19,286,570
Cash and cash equivalents	57,595
Escrow deposits and restricted cash	33,692
Prepaid expenses and other assets (net of discount of $66,378)	307,746
Unencumbered investments in unconsolidated joint venture properties	690,373

Total Unencumbered Assets	$20,375,976

Unsecured notes (excluding a net premium of $25,820)	$9,216,500
Line of credit	282,900

Unsecured Debt	$9,499,400

Ratio	214%

Minimum Ratio(a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST

its general partner

Date: August 14, 2003

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer

Date: August 14, 2003

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

3.1	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Operating Limited Partnership entered into on June 27, 2003 (incorporated by reference to Exhibit 10.1 to Equity Office’s Form 10-Q filed with the SEC on August 14, 2003)
10.1†	Severance Agreement by and between David A. Helfand and Equity Office Properties Trust dated April 28, 2003 (incorporated by reference to Exhibit 10.4 to Equity Office’s Form 10-Q filed with the SEC on August 14, 2003)
12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

†	Represents a management contract or compensatory plan, contract or agreement.