Form 10-Q/A
period 2004-03-31
EOP OPERATING LTD PARTNERSHIP
filed 2004-11-30
CIK 1043866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	36-4156801
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two North Riverside Plaza,
Suite 2100, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip code)

(312) 466-3300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☑  Yes     ☐  No

On April 30, 2004, 451,968,841 Units were outstanding.

EXPLANATORY NOTE

EOP Operating Limited Partnership is filing this Form 10-Q/A for the sole purpose of correcting Exhibits 31.1 and 32.1 that were included with the original Form 10-Q filed on May 10, 2004 for the quarter ended March 31, 2004. The following information in the Exhibits has been changed:

•	the execution dates of the Certifications included as Exhibit 31.1

•	the reference to the quarterly period in paragraph (a), and execution dates of Exhibit 32.1

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST

its general partner

Date: November 29, 2004

By:	/s/ RICHARD D. KINCAID
Richard D. Kincaid President and Chief Executive Officer

Date: November 29, 2004

By:	/s/ MARSHA C. WILLIAMS
Marsha C. Williams Executive Vice President and Chief Financial Officer