Form 10-K/A
period 2004-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2005-05-04
CIK 1043866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 1-13625

EOP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	36-4156801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza,
Suite 2100, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 466-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

4.750% Notes due March 15, 2014	New York Stock Exchange, Inc.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to EOP Operating Limited Partnership’s (“EOP Partnership”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed solely to amend the cover page of the Original Filing. The cover page of the Original Filing inadvertently indicated that EOP Partnership had no securities registered pursuant to Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 (the “Act”). In fact EOP Partnership’s units of limited partnership interest have been registered pursuant to Section 12(g) of the Act since November 18, 1997, and EOP Partnership’s Annual Reports on Form 10-K for prior fiscal years had reflected that registration. In addition, EOP Partnership registered its 4.750% Notes due March 15, 2014 under Section 12(b) of the Act on June 9, 2004.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOP Operating Limited Partnership
May 4, 2005
	By:	Equity Office Properties Trust
its general partner

	By:	/s/ Stanley M. Stevens
Stanley M. Stevens
Executive Vice President, Chief Legal Counsel and Secretary

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith
32.1	Section 1350 Certifications	Filed herewith