Form 10-Q
period 2006-03-31
EOP OPERATING LTD PARTNERSHIP
filed 2006-05-10
CIK 1043866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      On April 28, 2006, 406,417,559 Units were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)	March 31, 2006	December 31, 2005

	(Unaudited)
Assets:
Investments in real estate	$25,798,016	$22,826,508
Developments in process	584,478	567,129
Land available for development	174,078	174,078
Investments in real estate held for sale, net of accumulated depreciation	106,947	181,406
Accumulated depreciation	(3,786,388)	(3,316,979)

Investments in real estate, net of accumulated depreciation	22,877,131	20,432,142
Cash and cash equivalents	115,743	78,164
Tenant and other receivables (net of allowance for doubtful accounts of $9,113 and $8,853, respectively)	109,338	94,858
Deferred rent receivable	558,651	496,826
Escrow deposits and restricted cash	54,417	38,658
Investments in unconsolidated joint ventures	105,052	947,989
Deferred financing costs (net of accumulated amortization of $48,047 and $45,920, respectively)	58,907	58,809
Deferred leasing costs and other related intangibles (net of accumulated amortization of $308,521 and $232,024, respectively)	664,293	522,926
Prepaid expenses and other assets	241,914	303,181

Total Assets	$24,785,446	$22,973,553

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital:
Liabilities:
Mortgage debt (net of (discounts) of $(5,150) and $(5,185), respectively)	$3,018,702	$2,164,198
Unsecured notes (net of (discounts) of $(24,574) and $(23,936), respectively)	8,531,939	9,032,620
Lines of credit	2,352,100	1,631,000
Accounts payable and accrued expenses	555,053	574,225
Distribution payable	137,508	3,736
Other liabilities (net of (discounts) of $(24,862) and $(25,597), respectively)	501,475	483,468
Commitments and contingencies	—	—

Total Liabilities	15,096,777	13,889,247

Minority interests — partially owned properties	1,380,959	172,278

Mandatorily Redeemable Preferred Units:
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,989,930 issued and outstanding	299,497	299,497

Partners’ Capital:
Preferred Units, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 8,500,000 issued and outstanding	212,500	212,500
Other Partners’ Capital:
General Partner Capital	60,754	63,985
Limited Partners’ Capital	7,789,343	8,392,937
Deferred compensation	—	(533)
Accumulated other comprehensive loss (net of accumulated amortization of $13,652 and $11,948, respectively)	(54,384)	(56,358)

Total Partners’ Capital	8,008,213	8,612,531

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital	$24,785,446	$22,973,553

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per unit amounts)	2006	2005

Revenues:
Rental	$667,860	$569,117
Tenant reimbursements	131,787	93,578
Parking	36,009	27,556
Other	17,116	58,166
Fee income	916	4,777

Total revenues	853,688	753,194

Expenses:
Depreciation	191,882	156,390
Amortization	36,537	21,220
Real estate taxes	108,486	83,006
Insurance	8,506	5,795
Repairs and maintenance	93,780	71,441
Property operating	129,350	99,455
Ground rent	6,056	5,309
Corporate general and administrative	16,994	17,173

Total expenses	591,591	459,789

Operating income	262,097	293,405

Other income (expense):
Interest and dividend income	3,365	3,092
Interest:
Expense incurred	(224,227)	(212,772)
Amortization of deferred financing costs and prepayment expenses	(2,929)	(2,795)

Total other income (expense)	(223,791)	(212,475)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	38,306	80,930
Income taxes	(1,211)	(455)
Minority interests — partially owned properties	(12,805)	(3,028)
Income from investments in unconsolidated joint ventures	56	9,518
Gain on sales of real estate	154	—

Income from continuing operations	24,500	86,965
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $34,440 and $10,707, respectively)	34,937	34,360

Net income	59,437	121,325
Preferred distributions	(8,701)	(8,701)

Net income available to unitholders	$50,736	$112,624

Earnings per unit — basic:
Income from continuing operations per unit	$0.04	$0.17

Net income available to unitholders per unit	$0.12	$0.25

Weighted average Units outstanding	410,694,228	449,991,140

Earnings per unit — diluted:
Income from continuing operations per unit	$0.04	$0.17

Net income available to unitholders per unit	$0.12	$0.25

Weighted average Units outstanding and dilutive potential units	414,266,023	452,400,294

Distributions declared per Unit outstanding	$0.33	$0.50

Allocation of net income available to unitholders:
General Partner	$507	$1,125
Limited Partners	50,229	111,499

Net income available to unitholders	$50,736	$112,624

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2006	2005

Net income	$59,437	$121,325
Other comprehensive income:
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	1,704
Unrealized holding gains (losses) from investments	270	(40)

Net comprehensive income	$61,411	$122,989

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2006	2005

Operating Activities:
Net income	$59,437	$121,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	236,130	206,436
Compensation expense related to restricted shares and stock options issued to employees by Equity Office	7,539	7,405
Income from investments in unconsolidated joint ventures	(56)	(9,518)
Net distributions from unconsolidated joint ventures	434	6,104
Net (gain) on sales of real estate and provision for loss on properties held for sale (including discontinued operations)	(34,594)	(10,707)
Provision for doubtful accounts	2,018	2,415
Income allocated to minority interests (including discontinued operations)	12,805	3,481
Other	—	448
Changes in assets and liabilities:
(Increase) decrease in rent receivable	(4,823)	165
(Increase) in deferred rent receivable	(13,996)	(17,482)
Decrease (increase) in prepaid expenses and other assets	33,287	(40,704)
(Decrease) in accounts payable and accrued expenses	(101,086)	(93,022)
(Decrease) in other liabilities	(12,927)	(7,171)

Net cash provided by operating activities	184,168	169,175

Investing Activities:
Property acquisitions (including deposits made for property acquisitions)	(90,404)	(67,199)
Property dispositions (including deposits received for property dispositions)	138,462	137,109
Increase in cash upon consolidation of certain joint ventures	51,357	—
Investments in unconsolidated joint ventures related to acquisition activity	(2,066)	—
Capital and tenant improvements (including development costs)	(81,603)	(76,406)
Lease commissions and other costs	(33,946)	(24,369)
Decrease in escrow deposits and restricted cash	30,791	129,425

Net cash provided by investing activities	12,591	98,560

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2006	2005

Financing Activities:
Proceeds from mortgage debt	179,631	—
Principal payments on mortgage debt	(7,753)	(103,757)
Proceeds from unsecured notes	—	14,344
Repayment of unsecured notes	(500,043)	(525,000)
Proceeds from lines of credit	6,174,650	2,123,000
Repayment of lines of credit	(5,453,550)	(1,802,000)
Payments of loan costs and offering costs	(1,045)	(65)
(Distributions to) minority interests in partially owned properties	(15,109)	(5,702)
Proceeds from exercise of stock options	33,785	43,260
Distributions to unitholders	(1,089)	—
Repurchase of Units through Equity Office’s common share repurchase program	(489,976)	(2,729)
Redemption of Units	(70,633)	(5,866)
Payment of preferred distributions	(8,048)	(8,048)

Net cash (used for) financing activities	(159,180)	(272,563)

Net increase (decrease) in cash and cash equivalents	37,579	(4,828)
Cash and cash equivalents at the beginning of the period	78,164	107,126

Cash and cash equivalents at the end of the period	$115,743	$102,298

Supplemental Information:
Interest paid during the period (including capitalized interest of $474 and $0, respectively)	$263,357	$270,420

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(42,208)	$(141,513)

Mortgage loan repayment as a result of a property disposition	$—	$(13,386)

Changes in accounts due to consolidation of certain joint ventures:
Decrease in investments in unconsolidated joint ventures	$(844,591)	$—

Increase in investments in real estate	$2,843,118	$—

Increase in accumulated depreciation	$(286,569)	$—

Increase in mortgage debt, net of discounts	$(681,986)	$—

Increase in minority interests — partially owned properties	$(1,205,236)	$—

Increase in other assets and liabilities	$123,907	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$—	$13,386

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      Our consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to our December 31, 2005 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in our Form 10-K.

NOTE 1 —	BUSINESS OF EOP PARTNERSHIP
      EOP Operating Limited Partnership (“EOP Partnership”) is a Delaware limited partnership. Our general partner is Equity Office Properties Trust, a Maryland real estate investment trust (“REIT”). The use of the words “EOP Partnership”, “we”, “us”, or “our” in this Form 10-Q refers to EOP Partnership, its subsidiaries and Equity Office Properties Trust (“Equity Office”), except where the context otherwise requires. Equity Office has elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements.
      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing and developing office properties. As of March 31, 2006, we owned whole or partial interests in 615 office buildings comprising 111.1 million square feet in 16 states and the District of Columbia (“Total Office Portfolio”). After excluding the partial interests owned by our joint venture partners, our share of the Total Office Portfolio is 101.3 million square feet and is referred to as the “Effective Office Portfolio.” The Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this report, information is disclosed for either the Total Office Portfolio or the Effective Office Portfolio, or both. The table below shows, in summary, the property statistics for each portfolio as of March 31, 2006.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	555	77,086,653	85,540,669	77,086,653	85,540,669
Consolidated Joint Ventures	54	20,494,949	22,059,578	13,592,482	14,563,291
Unconsolidated Joint Ventures	6	3,045,756	3,522,073	982,166	1,180,384

Total	615	100,627,358	111,122,320	91,661,301	101,284,344

Percent Occupied		90.6%		90.5%

Percent Leased		92.0%		92.0%

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The consolidated financial statements represent our financial condition and results of operations and those of our subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. We consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). In accordance with Emerging Issues Task Force 04-5, Determining Whether a General Partner, or the General

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), we also consolidate certain joint ventures in which we have the direct or indirect ability to control certain decisions that would be expected to be made in the ordinary course of the joint venture’s business. Such decisions are defined in the respective joint venture agreements and include, but are not limited to, participating rights with respect to operating, capital and leasing decisions affecting the joint venture (generally through the annual budgeting process).
      We are the controlling partner in various consolidated entities having a minority interest book value of $1.2 billion at March 31, 2006. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been $2.1 billion (“Settlement Value”) had the entities been liquidated as of March 31, 2006. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications
      Certain reclassifications have been made to the previously reported 2005 statements in order to provide comparability with the 2006 statements reported herein. These reclassifications have not changed the 2005 results of operations or combined partners’ capital and mandatorily redeemable preferred units.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Share Based Employee Compensation Plans
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. We adopted FAS 123(R) effective January 1, 2006 using the modified-prospective method. Previously, we had adopted FAS 123 on January 1, 2003 using the prospective method. Under this method, the fair value of compensation expense was recorded for all share options and other equity awards granted or modified after January 1, 2003. Accordingly, the adoption of FAS 123(R) did not have a material effect on our results of operations and financial position.
      The following table illustrates the unaudited effect on net income available to unitholders and earnings per unit for the three months ended March 31, 2005 if a fair value based method had been applied to all outstanding and unvested share options granted prior to January 1, 2003. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we applied prior to adopting FAS 123, and, therefore, is already reflected in net income.

For the three
months ended
(Dollars in thousands, except per unit amounts)	March 31, 2005

Historical net income available to unitholders	$112,624
Add back compensation expense for share options included in historical net income available to unitholders	1,627
Deduct compensation expense for share options determined under fair value based method	(2,107)

Pro forma net income available to unitholders	$112,144

Earnings per unit — basic:
Historical net income available to unitholders per unit	$0.25

Pro forma net income available to unitholders per unit	$0.25

Earnings per unit — diluted:
Historical net income available to unitholders per unit	$0.25

Pro forma net income available to unitholders per unit	$0.25

Impact of a New Accounting Standard
      In June 2005, the FASB ratified the consensus in EITF 04-5, which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated the assets, liabilities and results of operations of the following properties that we previously accounted for under the equity method:

Rowes Wharf Promenade II 161 North Clark Treat Towers 1111 19th Street Yahoo! Center	10 & 30 South Wacker SunTrust Center Prominence in Buckhead Parkshore Plaza I & II 1620 L Street 201 Mission Street	Pasadena Towers Columbia Center (fka Bank of America Tower) World Trade Center East Bridge Pointe Corporate Center I & II 1333 H Street 580 California
      We adopted EITF 04-5 using the prospective method; therefore prior periods have not been restated for this change. The table below summarizes the effect on our assets and liabilities as a result of the consolidation of these joint ventures.

(Dollars in thousands)

Increase in investments in real estate, net of accumulated depreciation	$2,556,549
Decrease in investments in unconsolidated joint ventures	$844,591
Increase in mortgage debt, net of (discounts) of $(0.2) million	$681,986
Increase in minority interests — partially owned properties	$1,205,236
Increase in net other assets and liabilities	$175,264
Change in total partners’ capital	$—
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations or net income available to unitholders. The table below summarizes the effect on our results of operations for the three months ended March 31, 2006 as a result of the consolidation of these joint ventures.

(Dollars in thousands)

Increase in total revenues	$98,785
Increase in total operating expenses	$68,750
Increase in other expense (primarily interest expense)	$11,066
Decrease in income from investments in unconsolidated joint ventures	$9,116
Increase in minority interests — partially owned properties	$9,853
Change in income from continuing operations	$—

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 —	ACQUISITIONS
      We acquired whole or partial interests in the following properties during the three months ended March 31, 2006:

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
Office properties:
One and Three Harbor Drive	Sausalito, CA	1/19/2006	2	111,772	$32,500
Pointe O’Hare	Rosemont, IL	3/8/2006	1	262,991	55,675
Vacant land:
Pointe O’Hare Land(b)	Rosemont, IL	3/8/2006	—	—	2,000

		Total	3	374,763	$90,175

(a)	The purchase price shown above represents the gross purchase price related to property acquisitions. The allocations of the purchase prices and other costs related to the acquisition of tangible and intangible assets are estimates and are subject to adjustment within one year of the closing date of each respective acquisition.

(b)	We acquired a 50% interest in a new joint venture formed with the seller of the Pointe O’Hare office property, who contributed a vacant land parcel and a parking structure to the joint venture. We accounted for our investment in the joint venture under the equity method.

NOTE 4 —	SALES OF REAL ESTATE, GAINS/ LOSSES ON SALES OF REAL ESTATE, AND PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE

Sales of Real Estate
      We sold the following properties during the three months ended March 31, 2006:

				Effective Office Portfolio
		Disposition	Number of
Property	Location	Date	Buildings	Square Feet	Sales Price

					(Dollars in thousands)
120 Montgomery(a)	San Francisco, CA	1/20/2006	1	430,523	$67,500
Westridge	San Diego, CA	2/8/2006	1	53,326	10,500
Pacific Corporate Plaza	San Diego, CA	2/8/2006	2	104,847	20,000
8-16 Perimeter(a)	Atlanta, GA	2/17/2006	5	65,350	10,712
One Crosswoods	Columbus, OH	3/3/2006	1	129,583	5,300
3001 Stender Way(a)(b)	Santa Clara, CA	3/23/2006	—	—	2,875

		Total	10	783,629	$116,887

(a)	These properties were classified as held for sale at December 31, 2005.

(b)	This property, which consists of one building comprising 61,825 square feet, was previously taken out of service and, therefore, was no longer included in the total number of buildings or total square footage statistics.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	SALES OF REAL ESTATE, GAINS/LOSSES ON SALES OF REAL ESTATE, AND PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE — (Continued)

Gains/ Losses on Sales of Real Estate and Provisions for Loss on Assets Held for Sale
      During the three months ended March 31, 2006 and 2005, we recognized gains/losses on sales of real estate and provisions for loss on assets held for sale, as follows:

	For the
	three months ended
	March 31,

(Dollars in thousands)	2006	2005

Gain on partial sales of real estate included in Income from Continuing Operations(c)	$154	$—
Gain on sales of real estate included in Discontinued Operations(d)	35,429	24,245

Our share of the gains on sales of real estate	$35,583	$24,245

Loss on properties sold included in Discontinued Operations	$(989)	$—
Provision for loss on properties held for sale and subsequently sold included in Discontinued Operations	—	(13,538)

Total non-cash charges	$(989)	$(13,538)

(c)	The gain for the three months ended March 31, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

(d)	The gain on sales of real estate included in Discontinued Operations for the three months ended March 31, 2006 includes the recognition of a $25.6 million gain on sale related to a property sold in 2005. The recognition of this gain had previously been deferred until we collected our outstanding $66.3 million note receivable from the buyer in January 2006. As of December 31, 2005, the deferred gain was included in “Prepaid expenses and other assets” on the consolidated balance sheet, as an offset against the related note receivable.

Properties Held for Sale
      The following properties were classified as held for sale as of March 31, 2006:

			Number of	Effective Office Portfolio
Property	Location	Disposition Date	Buildings	Square Feet

Southgate Office Plaza I & II	Renton, WA	4/6/2006	2	267,810
Paces West	Atlanta, GA	4/19/2006	2	646,471

		Total	4	914,281

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	SALES OF REAL ESTATE, GAINS/LOSSES ON SALES OF REAL ESTATE, AND PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE — (Continued)
      The net income for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold are not reflected as Discontinued Operations in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the
	three months ended
	March 31,

(Dollars in thousands)	2006	2005

Property operating revenues	$4,085	$81,084

Expenses:
Depreciation and amortization	1,395	24,294
Property operating	2,578	31,094
Ground rent	—	1,081

Total expenses	3,973	56,469

Operating income	112	24,615

Other income (expense):
Interest income	385	143
Interest expense and amortization of deferred financing costs and prepayment expenses	—	(613)

Total other income (expense)	385	(470)

Income before income taxes, allocations to minority interests, net gain on sales of real estate and provision for (loss) on properties held for sale	497	24,145
Income taxes	—	(39)
Income allocated to minority interests — partially owned properties	—	(453)
Net gain on sales of real estate	34,440	24,245
Provision for (loss) on properties held for sale	—	(13,538)

Net income	$34,937	$34,360

Property net operating income from discontinued operations	$1,507	$49,990

      For the properties sold during the three months ended March 31, 2006 and included in discontinued operations, the investments in real estate balance, net of accumulated depreciation was $102.2 million at December 31, 2005.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      Certain properties are owned by us and other unaffiliated parties in joint ventures, which we account for using the equity method. Combined summarized financial information for our unconsolidated joint ventures is shown in the table below. Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated 18 joint ventures that we previously accounted for under the equity method (see Note 2).

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$469,987	$3,002,906
Other assets	55,727	356,016

Total Assets	$525,714	$3,358,922

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$455,624	$1,138,455
Other liabilities	43,070	151,303
Partners’ and shareholders’ equity	27,020	2,069,164

Total Liabilities and Partners’ and Shareholders’ Equity	$525,714	$3,358,922

Our share of historical partners’ and shareholders’ equity	$(6,320)	$878,225
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $27,942 and $21,303, respectively)(a)	111,372	69,764

Carrying value of investments in unconsolidated joint ventures	$105,052	$947,989

Our share of unconsolidated non-recourse mortgage debt	$166,274	$473,725

(a)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. The basis differentials occur primarily upon the transfer of assets that were previously owned by us into a joint venture or the acquisition of partial interests in joint ventures by us.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (Continued)

	For the
	three months ended
	March 31,

(Dollars in thousands)	2006	2005

Statements of Operations:
Revenues	$30,980	$124,320

Expenses:
Interest expense and loan cost amortization	6,556	12,499
Depreciation and amortization	5,163	30,261
Operating expenses, ground rent and general and administrative expenses	17,963	59,213

Total expenses	29,682	101,973

Net income	$1,298	$22,347

Our share of:
Net income	$56	$9,518

Interest expense and loan cost amortization	$2,371	$4,895

Depreciation and amortization (real estate related)	$2,772	$12,262

NOTE 6 — MORTGAGE DEBT
      During the three months ended March 31, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(7,753)
Consolidation of mortgage debt(b)	682,222
Mortgage financing(c)	180,000

Balance at March 31, 2006(a)	$3,023,852

(a)	Excludes net discounts on mortgage debt of $5.2 million as of March 31, 2006 and December 31, 2005.

(b)	Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated $682.2 million of mortgage debt, excluding discounts, as shown in the table below. Our share of the total mortgage debt consolidated is $306.9 million as of January 1, 2006.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6 — MORTGAGE DEBT — (Continued)

		Our Share
		of the
	Principal	Principal
Property	Balance	Balance	Coupon Rate	Effective Rate	Maturity Date

	(Dollars in thousands)
Promenade II	$80,641	$40,320	7.84%	7.84%	10/1/2006
Promenade II	18,967	9,484	6.90%	6.90%	10/1/2006
Pasadena Towers	60,614	15,153	6.92%	6.92%	8/1/2008
Columbia Center (fka Bank of America Tower)	195,000	97,695	4.48%	4.48%	1/4/2010
Yahoo! Center	250,000	125,000	5.27%	5.27%	10/1/2015
SunTrust Center	77,000	19,250	5.34%	5.34%	1/1/2016

Total	$682,222	$306,902

(c)	During February 2006, the ownership structure of the Sixty State Street property was restructured. Pursuant to this restructure, we converted our former debt position in this property into an approximate 95% equity interest. In addition, new mortgage financing was obtained on the property. The new mortgage loan has a principal balance of $180.0 million, bears interest at a fixed coupon rate of 5.63% and matures in March 2011. The effective interest rate on this loan is 5.67%. Following this restructure, we will continue to consolidate the financial position and results of operations of this property.
NOTE 7 — UNSECURED DEBT
      During the three months ended March 31, 2006, the following transactions occurred:

Unsecured Notes — Repaid

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollars in thousands)
February	$20	4.00%	4.24%
March	23	4.30%	4.53%
March	500,000	8.38%	7.65%

Total/ Weighted Average	$500,043	8.38%	7.65%

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.

Lines of Credit
      We exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to $1.0 billion. This facility bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and matures in October 2006. To the extent this facility is outstanding, on June 30, 2006 and September 30, 2006, we will incur additional fees equal to ten basis points of the outstanding balance on such dates.
      We obtained and fully drew upon a $500 million unsecured term loan facility, which bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and matures in February 2007.
      As of March 31, 2006, $852.1 million was outstanding under our $1.25 billion revolving line of credit facility and $1.5 billion was outstanding under our unsecured term loan facilities.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 8 — PARTNERS’ CAPITAL AND MANDATORILY REDEEMABLE PREFERRED UNITS

Units
      The following table presents the changes in the issued and outstanding units of partnership interest (“Units”) since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $31.79 per unit)(a)	(15,353,600)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.26 per unit)	(55,831)
Issued to Equity Office upon exercise of share options	1,218,350
Units redeemed for cash (at an average purchase price of $30.51 per unit)	(2,315,316)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	596,855
Units issued as compensation for Equity Office’s Board of Trustee fees	9,183

Outstanding at March 31, 2006	408,414,405

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office has been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.1 billion of Equity Office common shares of beneficial interest (“Common Shares”) through May 31, 2006. As of March 31, 2006, $69.7 million remains available to repurchase Common Shares under the program (see Note 12). Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program. In conjunction with such repurchases, we purchased from Equity Office and retired a corresponding number of Units for an aggregate cash purchase price equal to the aggregate purchase price for all Common Share repurchases.

Distributions
      The following distributions were declared with respect to the first quarter 2006:

	Distribution
	per Unit	Date Paid	Unitholder Record Date

Units	$0.33	April 17, 2006	March 31, 2006
Series B Preferred Units	$0.65625	February 15, 2006	February 1, 2006
Series G Preferred Units	$0.484375	March 15, 2006	March 1, 2006

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9 — EARNINGS PER UNIT
      The following table sets forth the computation of basic and diluted earnings per unit:

	For the three months ended
	March 31,

(Dollars in thousands, except per unit amounts)	2006	2005

Numerator:
Income from continuing operations	$24,500	$86,965
Preferred distributions	(8,701)	(8,701)

Income from continuing operations available to unitholders	15,799	78,264
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $34,440 and $10,707, respectively)	34,937	34,360

Numerator for basic and diluted earnings per unit — net income available to unitholders	$50,736	$112,624

Denominator:
Denominator for basic earnings per unit — weighted average Units outstanding	410,694,228	449,991,140
Effect of dilutive potential units:
Units issuable upon exercise of Equity Office share options and restricted shares	3,571,795	2,409,154

Denominator for diluted earnings per unit — weighted average Units outstanding and dilutive potential units	414,266,023	452,400,294

Earnings per unit — basic:
Income from continuing operations available to unitholders	$0.04	$0.17
Discontinued operations	0.09	0.08

Net income available to unitholders(a)	$0.12	$0.25

Earnings per unit — diluted:
Income from continuing operations available to unitholders	$0.04	$0.17
Discontinued operations	0.08	0.08

Net income available to unitholders(a)	$0.12	$0.25

(a)	Net income available to unitholders per unit may not total the sum of the per unit components due to rounding.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9 — EARNINGS PER UNIT — (Continued)
      The following securities were not included in the diluted earnings per unit computation because they would have had an antidilutive effect:

		For the three months ended
		March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2006	2005

Share options	$33.02	597,797	—
Share options	$29.97	—	7,658,799
Series B Preferred Units(b)	$35.70	8,389,256	8,389,290

Total		8,987,053	16,048,089

(b)	The amounts shown represent the resulting Units upon conversion.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 10 — SEGMENT INFORMATION
      As discussed in Note 1, our primary business is the ownership and operation of office properties, which represents our only reportable segment. The primary financial measure that our chief operating decision makers use for our office properties is property net operating income, which represents rental revenue, tenant reimbursements, parking and other operating revenues less real estate taxes, insurance, repairs and maintenance and property operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that property net operating income is helpful to investors as a supplemental measure of our operating performance because it represents the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as corporate furniture, fixtures and equipment that are not associated with the office property segment, but these assets are immaterial.

	For the
	three months ended
	March 31,

(Dollars in thousands)	2006	2005

Property Operating Revenues:
Rental	$667,860	$569,117
Tenant reimbursements	131,787	93,578
Parking	36,009	27,556
Other(a)	17,116	58,166

Total Property Operating Revenues	852,772	748,417

Property Operating Expenses:
Real estate taxes	108,486	83,006
Insurance	8,506	5,795
Repairs and maintenance	93,780	71,441
Property operating	129,350	99,455

Total Property Operating Expenses	340,122	259,697

Property Net Operating Income from Continuing Operations	$512,650	$488,720

Property Operating Margin from Continuing Operations(b)	60.1%	65.3%

Reconciliation of Property Net Operating Income from Continuing Operations to Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$512,650	$488,720
Add: Fee income	916	4,777
Less:
Depreciation	(191,882)	(156,390)
Amortization	(36,537)	(21,220)
Ground rent	(6,056)	(5,309)
Corporate general and administrative	(16,994)	(17,173)

Operating Income	262,097	293,405
Less:
Other expenses	(223,791)	(212,475)
Income taxes	(1,211)	(455)
Minority interests — partially owned properties	(12,805)	(3,028)
Add:
Income from investments in unconsolidated joint ventures	56	9,518
Gain on sales of real estate	154	—

Income from Continuing Operations	$24,500	$86,965

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 10 — SEGMENT INFORMATION — (Continued)

(a)	Other income consists primarily of income from early lease terminations and ancillary income from tenants. Income from early lease terminations was $5.8 million and $52.1 million for the three months ended March 31, 2006 and 2005, respectively.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.
NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Property Acquisitions
      In 2005, we signed an agreement to acquire a 75% interest in the 124 West 42nd Street office property comprising 37,035 square feet located in New York, New York for $12.4 million. This acquisition is subject to certain customary contingencies and is expected to close in the second quarter of 2006.
      In 2005, we signed an agreement to acquire the Fountaingrove II office property comprising 42,588 square feet located in Santa Rosa, California for $9.6 million. This acquisition closed on April 21, 2006.

Contingencies
      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party but do not generally require that we buy our partners’ interests. We have one joint venture which allows our unaffiliated partners, at their election, to require that we buy their interests during a specified future time period commencing in 2009 based on a formula contained in the agreement. In addition, we have granted options to each of two tenants to purchase the property it occupies. In accordance with Statement of Accounting Standards No. 5, Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition (in connection with the above potential obligations)

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11 — COMMITMENTS AND CONTINGENCIES — (Continued)
because the probability of our unaffiliated partners requiring us to buy their interest is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.
      195 of our properties, consisting of 28.2 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was $6.1 billion at March 31, 2006. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties because we generally hold our properties for long-term investment purposes. However, where we have deemed it to be in our unitholders’ best interests to dispose of restricted properties, we have endeavored to do so, when practicable, through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.
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
(Unaudited)
NOTE 11 — COMMITMENTS AND CONTINGENCIES — (Continued)
limitations will be reflected in our financial statements as insurance expense. The insurance coverage provided through third-party insurance carriers is subject to coverage limitations.

Third-Party
Type of Insurance Coverage	Our Loss Exposure/Deductible	Coverage Limitation

Property damage and business Interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$4.9 million per occurrence deductible (plus 10% of the remainder of each and every loss with a maximum per occurrence exposure of $37.4 million which includes the $4.9 million deductible); however, TRIEA provides that if the aggregate industry loss as a result of any such foreign terrorism occurrence is less than $50 million ($100 million in 2007), we are responsible for 100% of such loss. Our intent is to insure such amounts in excess of $50 million in 2007.	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Risk Insurance Act of 2002 (“TRIA”). This coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

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

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11 — COMMITMENTS AND CONTINGENCIES — (Continued)

TRIEA created a new program trigger for any certified act of terrorism occurring after March 31, 2006 that prohibits payment of federal compensation unless the aggregate industry insured losses resulting from that act of terrorism exceed $50 million for 2006 and $100 million for 2007. The trigger for federal reimbursement through March 31, 2006 was $5 million, rather than $50 million.

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

NOTE 12 —	SUBSEQUENT EVENTS
      The following events occurred subsequent to March 31, 2006, through May 5, 2006:
1. We obtained and fully drew upon a $225 million unsecured term loan facility, which bears interest at LIBOR plus 60 basis points and matures in June 2006.
2. Equity Office repurchased 2.1 million Common Shares under its open market repurchase program at an average purchase price of $32.93 per share for $69.7 million. In addition, Equity Office’s Board of Trustees approved an extension of the program through May 2007 and increased the amount previously authorized for repurchase by an additional $500 million to $2.6 billion.
3. We acquired the following property:

				Effective Office Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
Fountaingrove II(a)	Santa Rosa, CA	4/21/2006	—	—	$9,597

		Total	—	—	$9,597

(a)	Fountaingrove II, which consists of one building comprising 42,588 square feet, is a development property and, therefore, will not be included in the total number of buildings or total square footage statistics until it is placed in service (which occurs at the earlier of stabilized occupancy or one year after the certificate of occupancy is obtained).
4. We sold the following properties:

				Effective Office Portfolio

		Disposition	Number of	Square	Sales
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
Southgate Office Plaza I & II(b)	Renton, WA	4/6/2006	2	267,810	$47,000
Paces West(b)	Atlanta, GA	4/19/2006	2	646,471	112,750

		Total	4	914,281	$159,750

(b)	These properties were classified as held for sale at March 31, 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the outlook of EOP Partnership include, but are not limited to, the following: although our occupancy and market rents are increasing, we continue to experience rent roll down, although at decreased levels, as leases expire and are renewed at current rates; our long term leases cause our operating results to lag improving market conditions; our geographic market diversity may cause our operating results to be less favorable than operating results in the strongest markets; in order to continue to pay distributions to our unitholders at anticipated levels, we must borrow funds or sell assets; we were a net seller of real estate in 2005 and may continue to sell assets in 2006 which will further reduce our income from continuing operations and funds from operations; future disposition activity may also result in gains or losses on sale of real estate, earnings dilution and impairment charges; our performance and unit value are subject to risks associated with the real estate industry; new acquisitions may fail to perform as expected; our ability to dispose of assets on terms we find acceptable will be subject to market conditions we do not control; our properties face significant competition; we face potential adverse effects from tenant bankruptcies or insolvencies; competition for acquisitions or an oversupply of properties for sale could adversely affect us; and a hurricane, earthquake or terrorist act could adversely affect our business and such losses, or other potential losses, may not be fully covered by insurance.
      These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including Form 10-K filed on March 15, 2006. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This MD&A is organized as follows:

I.	Executive Summary

A description of our business as well as key factors and trends that affect our business.

II.	Results of Operations

Period-to-period comparison of our results of operations for the three months ended March 31, 2006 and 2005.

III.	Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to our unitholders, contractual obligations, debt financing, market risk, equity securities, capital improvements, tenant improvements and leasing costs, developments, cash flows and additional items for the three months ended March 31, 2006.

IV.	Critical Accounting Policies and Estimates

A review of the critical accounting policies and estimates that affect the financial statements and impact of new accounting standards.

V.	Funds From Operations

A reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP measure.

I.	Executive Summary
      Equity Office Properties Trust (“Equity Office”), our general partner, is the largest publicly traded owner and manager of office properties in the United States. We own, manage, lease and develop office properties. At March 31, 2006, we had a national office portfolio comprised of whole or partial interests in 615 office buildings located in 16 states and the District of Columbia. We own premium quality office buildings. Based on our Effective Office Portfolio, which consists of 101.3 million square feet, 39.1% and 60.9% of our properties are located in central business districts and suburban locations, respectively. At March 31, 2006, we owned buildings in 22 markets and 99 submarkets, including our 17 principal markets which are:

Atlanta	New York	San Francisco
Austin	Oakland/East Bay	San Jose
Boston	Orange County	Seattle
Chicago	Portland	Stamford
Denver	Sacramento	Washington, D.C.
Los Angeles	San Diego
      We believe our principal markets generally offer the following: a strong opportunity for us to be a market leader; an ability to leverage our operating platform; sufficient market size for us to achieve scale and grow; an intellectual and cultural infrastructure; and a highly educated workforce.
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
      The following are among the factors that affect our business and are important to consider when reviewing our financial and operating results:

•	the economic environment;

•	our operating and leasing results;

•	our investment activity and our use of the proceeds from dispositions; and

•	our liquidity and capital resources.
Economic Environment
      We typically experience long business cycles because our average lease term is five to six years. Accordingly, when the fundamentals of the office business decline, our operating results do not deteriorate as quickly as would be the case if, for example, we re-priced a substantial percentage of our product “to market” on an annual basis. Conversely, when office business fundamentals improve, our operating results tend to improve more slowly. Further, we have chosen to diversify our portfolio risk by operating in a large number of office markets whose conditions may not deteriorate or recover in tandem. As a result of these factors, variations in our operating results are likely to lag those in the general economy. Our operating results are also likely to vary from those generated by portfolios which are concentrated in fewer markets.
      At the present time, the office market fundamentals are generally improving from prior years. Office job growth, a principal driver of demand for our properties, has been positive for over two years and is forecasted to increase modestly in 2006 in most of our principal markets. In the past two years, substantially all of our principal markets have experienced positive net absorption. Occupancy has increased in most of our principal markets, and we expect it to continue to increase in 2006. More recently, rental rates have begun to trend upwards in our principal markets. Another market variable that impacts the supply of office space is construction activity. Although construction activity in several of our markets has recently increased, such activity remains below historical levels. Within the last twelve months, construction costs have increased (including material costs which are partially driven by rising energy costs) and this may reduce new competitive supply in a number of our markets. Although these market trends are expected to positively impact our operating results over time, our results will continue to be negatively impacted by anticipated decreases in rental rates on new and renewal leases as compared to expiring leases (commonly referred to as rent roll down) and the effect of increased expenses (including energy costs) and higher tenant improvement and leasing costs.
Operating and Leasing Results

Operating Results for the Three Months Ended March 31, 2006
      As the economy and office markets recover, we are seeing improvements in many of our markets. Although occupancy and rental rates on our new leases have gradually been improving, rental rates on new and renewal leases continue to be below those of expiring leases. We also repositioned our portfolio by disposing of $2.7 billion of assets in 2005 which resulted in earnings dilution when comparing our period over period results. Consolidated income from early lease terminations from continuing operations declined during the quarter by $46.3 million (2005 included a single lease termination in the amount of $44.4 million). Also during the quarter, operating expenses increased primarily because of increased utility and repairs and maintenance costs (although a portion of such increases can be recovered from our tenants). As a result, our net income available to unitholders for the three months ended March 31, 2006 was $50.7 million, or $0.12 per diluted unit, down from $112.6 million, or $0.25 per diluted unit for the three months ended March 31, 2005.
      In accordance with Emerging Issues Task Force 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), effective January 1, 2006, we consolidated the assets, liabilities and results of operations of 18 joint ventures that we previously accounted for under the equity method (“JV Consolidation”). We adopted EITF 04-5 using the prospective method; therefore prior periods have not been restated for this change. The table below summarizes the effect on our assets and liabilities as a result of the consolidation of these joint ventures.

(Dollars in thousands)

Increase in investments in real estate, net of accumulated depreciation	$2,556,549
Decrease in investments in unconsolidated joint ventures	$844,591
Increase in mortgage debt, net of (discounts) of $(0.2) million	$681,986
Increase in minority interests — partially owned properties	$1,205,236
Increase in net other assets and liabilities	$175,264
Change in total partners’ capital	$—
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations, net income available to unitholders or funds from operations available to unitholders. The table below summarizes the effect on our results of operations for the three months ended March 31, 2006 as a result of the consolidation of these joint ventures.

(Dollars in thousands)

Increase in total revenues	$98,785
Increase in total operating expenses	$68,750
Increase in other expense (primarily interest expense)	$11,066
Decrease in income from investments in unconsolidated joint ventures	$9,116
Increase in minority interests — partially owned properties	$9,853
Change in income from continuing operations	$—

Leasing Results

Occupancy
      Total square feet for leases under which tenants took occupancy during the three months ended March 31, 2006 and 2005 was 5.0 million and 6.0 million, respectively. This decrease was primarily a result of our asset dispositions, partially offset by property acquisitions. Our Effective Office Portfolio occupancy was 90.5% as of March 31, 2006, an increase from 90.4% at the end of 2005 and 87.5% at the end of 2004. The increase in occupancy since December 31, 2005 was due to selling properties with low occupancy. We expect occupancy to be in the 91% to 92% range by year-end 2006 with most of the improvement coming in the latter part of the year.

Rental Rates
      Rental rates on new leases declined during the three months ended March 31, 2006 and 2005 by 8.7% and 14.9% (on a weighted average cash basis), respectively, when compared to rates on expiring and terminating leases. Market rents began a downward trend in 2001 as vacancy rates increased across the nation. While we have recently been able to increase rental rates in most areas, we expect it to take time for rental rates to improve across the portfolio since only a portion of our leases expire each year. We estimate that rental rates on our leases that are scheduled to expire in 2006 are approximately 10% above current market. The decline in rents to current market levels adversely affects our rental revenues. Until market rental rates increase from their current levels to the level payable under expiring leases (which we believe may not occur in a majority of our markets until the latter part of 2007 or early 2008), we expect that rent roll down will reduce our rental revenues and results of operations.

Early Lease Terminations
      We had 0.6 million square feet of early lease terminations during the three months ended March 31, 2006, which compares to 1.3 million square feet (including 0.3 million from a single tenant) in the three months ended March 31, 2005. On a square footage basis, the number of early lease terminations declined since there were fewer early lease terminations in the three months ended March 31, 2006 as a result of defaults when compared to this same time period in 2005. Income from early lease terminations was significantly lower in the first three months of 2006 than the first three months of 2005 primarily because of one large termination fee in the first quarter of 2005.

Tenant Improvements and Leasing Costs
      In order to retain tenants and obtain new tenants, we incur tenant improvement and leasing costs, which have been at historically high levels since 2003. Our costs for the three months ended March 31, 2006 averaged $16.52 per square foot as compared to the full year 2005 average of $20.24 per square foot. We expect the average costs for all of 2006 to be between $21.50 and $23.50 per square foot. These increasing costs are due to higher construction costs across the country. Also, the repositioning of our portfolio has resulted in a higher concentration of buildings in markets that require higher tenant improvement costs.

Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented.

	For the three months ended
	March 31,

	2006	2005

Office Property Data for Total Office Portfolio:
Occupancy at end of period	90.6%	87.6%
Gross square footage for tenants whose lease term commenced during the period	5,035,264	6,007,657
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis (a,b)	$27.96	$26.08
Cash basis (b,c)	$27.33	$24.76
Gross square footage for expiring and terminated leases during the period	5,290,989	6,176,776
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$29.54	$28.36
Cash basis(c)	$29.92	$29.09
Change in weighted average annual rent per square foot between expiring and terminated leases and leases that commenced during the period:
GAAP basis — change in annual rent per square foot	$(1.58)	$(2.28)
GAAP basis — percent change in annual rent per square foot	(5.3)%	(8.0)%
Cash basis — change in annual rent per square foot	$(2.59)	$(4.33)
Cash basis — percent change in annual rent per square foot	(8.7)%	(14.9)%

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new leases for tenants whose lease term commenced during the period may lag the market because leasing decisions typically are made one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 (as a result of rent abatements), then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). The contractual rent amounts include total base rent and estimated expense reimbursements from tenants before any adjustments for rent abatements and contractual increases or decreases in rent. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

Investment Activity
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold on an Effective Office Portfolio basis $2.7 billion of assets and acquired $1.4 billion of assets. During the three months ended March 31, 2006 we sold $116.9 million of assets comprising 783,629 square feet and acquired three buildings and a vacant land parcel for $90.2 million. Our portfolio is comprised of premium quality office buildings in diverse geographic markets. More than 96.8% of our assets (based on total square feet) are currently located in our 17 principal markets.
      We expect to continue to take advantage of market opportunities and to engage in further sales based on market conditions. We may also continue to use disposition proceeds, in part, for acquisitions, capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Equity Office’s common shares of beneficial interest (“Common Shares”) and units of partnership interest (“Units”). When we sell assets in the future, we may recognize gains, losses or impairment charges, and experience further earnings dilution. Ultimately, the amount and duration of dilution from asset sales will depend upon the manner in which we redeploy our capital over time. We believe the short-term earnings dilution is outweighed by our improved prospects for long-term growth.
      We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions or other sources of capital into acquisitions which we expect to meet our return criteria. While the current commercial real estate market has provided us with favorable valuations for assets we have sold, this same market has also created an extremely competitive atmosphere for acquiring properties. The properties we acquired during the first quarter of 2006 ($90.2 million comprising 374,763 square feet) had average occupancy rates lower than our weighted average portfolio occupancy. We acquired these properties, however, because they were attractively priced, located in our principal markets and have growth potential that we believe will make them accretive to our earnings over the long term.
      During the first quarter of 2006, our overall debt levels increased $1.1 billion as compared to December 31, 2005 mainly as a result of the JV Consolidation which totaled $682.0 million (our share of which is $306.9 million) and new term loans and secured debt which were used to repay maturing debt and to fund our share repurchase program. We repurchased 15.4 million Common Shares (at an average purchase price of $31.79 per share for $488.1 million under our open market repurchase program) and redeemed 2.3 million Units (at an average purchase price of $30.51 per Unit for $70.6 million).

Liquidity and Capital Resources
      As discussed later in the Liquidity and Capital Resources section, our net cash flow provided by operating activities has been insufficient to meet all of our cash requirements including capital improvements, tenant improvements and leasing costs as well as distributions to our unitholders. We anticipate that net cash provided by operating activities will be insufficient to satisfy all our cash needs in 2006 and that we will cover the shortfall with proceeds primarily from financing activities and asset sales.

II.	Results of Operations

Period-to-Period Comparisons
      The financial results presented in the consolidated statements of operations show significant changes from period-to-period. Our period-to-period financial results may not be comparable because we acquire and dispose of properties on an ongoing basis. We have also consolidated properties (that we previously recorded under the equity method) as a result of the JV Consolidation. During 2005, we completed a significant amount of disposition activity which resulted in earnings dilution. The net income for properties sold and properties held for sale is included in Discontinued Operations. See Item 1 — Note 4 for more information, including the results of operations for the properties classified as Discontinued Operations.

      Below is a summary of changes in our Total Office Portfolio and our Effective Office Portfolio:

		Square Feet

		Total Office	Effective Office
	Buildings	Portfolio	Portfolio

Properties owned as of:
December 31, 2004	698	125,713,245	115,279,743
Acquisitions	55	3,959,956	3,959,956
Developments placed in service	1	115,340	115,340
Dispositions	(131)	(18,275,376)	(17,644,205)
Properties taken out of service(a)	(1)	(61,825)	(61,825)
Building remeasurements	—	57,713	59,282

December 31, 2005	622	111,509,053	101,708,291
Acquisitions	3	374,763	374,763
Dispositions	(10)	(783,629)	(783,629)
Building remeasurements and other	—	22,133	(15,081)

March 31, 2006	615	111,122,320	101,284,344

(a)	Properties taken out of service represent office properties we are no longer attempting to lease and may be sold in the future or redeveloped.
      As a result of the significant acquisition, disposition and consolidation activity, we have presented condensed consolidated results for properties owned during the comparable periods (the “Same Store Portfolio”). The Total Company results include the Same Store Portfolio as well as amounts attributable to acquisitions, dispositions, the JV Consolidation and corporate level expenses (“Non-Same Store”).

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 514 consolidated office properties and six unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2005.

							Same Store
	For the three months ended			For the three months ended			Portfolio Change		Total Company
	March 31, 2006			March 31, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Revenues:
Property operating revenues	$714,369	$138,403	$852,772	$742,277	$6,140	$748,417	$(27,908)	(3.8)%	$104,355	13.9%
Fee income	—	916	916	—	4,777	4,777	—	—	(3,861)	(80.8)

Total revenues	714,369	139,319	853,688	742,277	10,917	753,194	(27,908)	(3.8)	100,494	13.3

Expenses:
Depreciation and amortization	178,054	50,365	228,419	172,245	5,365	177,610	(5,809)	(3.4)	(50,809)	(28.6)
Real estate taxes	86,709	21,777	108,486	81,387	1,619	83,006	(5,322)	(6.5)	(25,480)	(30.7)
Insurance	6,572	1,934	8,506	5,528	267	5,795	(1,044)	(18.9)	(2,711)	(46.8)
Repairs and maintenance	76,436	17,344	93,780	70,321	1,120	71,441	(6,115)	(8.7)	(22,339)	(31.3)
Property operating	113,117	16,233	129,350	98,383	1,072	99,455	(14,734)	(15.0)	(29,895)	(30.1)
Ground rent	5,409	647	6,056	5,242	67	5,309	(167)	(3.2)	(747)	(14.1)
Corporate general and administrative(a)	—	16,994	16,994	—	17,173	17,173	—	—	179	1.0

Total expenses	466,297	125,294	591,591	433,106	26,683	459,789	(33,191)	(7.7)	(131,802)	(28.7)

Operating income	248,072	14,025	262,097	309,171	(15,766)	293,405	(61,099)	(19.8)	(31,308)	(10.7)

							Same Store
	For the three months ended			For the three months ended			Portfolio Change		Total Company
	March 31, 2006			March 31, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Other income (expense):
Interest and dividend income	1,001	2,364	3,365	2,173	919	3,092	(1,172)	(53.9)	273	8.8
Interest expense(b)	(38,874)	(188,282)	(227,156)	(52,987)	(162,580)	(215,567)	14,113	26.6	(11,589)	(5.4)

Total other income (expense)	(37,873)	(185,918)	(223,791)	(50,814)	(161,661)	(212,475)	12,941	25.5	(11,316)	(5.3)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	210,199	(171,893)	38,306	258,357	(177,427)	80,930	(48,158)	(18.6)	(42,624)	(52.7)
Income taxes	(4)	(1,207)	(1,211)	(305)	(150)	(455)	301	98.7	(756)	(166.2)
Minority Interests:
Partially owned properties	(2,951)	(9,854)	(12,805)	(3,028)	—	(3,028)	77	2.5	(9,777)	(322.9)
Income from investments in unconsolidated joint ventures	32	24	56	476	9,042	9,518	(444)	(93.3)	(9,462)	(99.4)
Gain on sales of real estate	—	154	154	—	—	—	—	—	154	—

Income from continuing operations	207,276	(182,776)	24,500	255,500	(168,535)	86,965	(48,224)	(18.9)	(62,465)	(71.8)
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $34,440 and $10,707, respectively)	—	34,937	34,937	—	34,360	34,360	—	—	577	1.7

Net income	$207,276	$(147,839)	$59,437	$255,500	$(134,175)	$121,325	$(48,224)	(18.9)%	$(61,888)	(51.0)%

Selected Items from Continuing Operations:
Property net operating income(c)	$431,535	$81,115	$512,650	$486,658	$2,062	$488,720	$(55,123)	(11.3)%	$23,930	4.9%

Property operating margin (c,d)	60.4%	58.6%	60.1%	65.6%	33.6%	65.3%		(5.2)%		(5.2)%

Deferred rental revenue	$8,343	$4,091	$12,434	$16,529	$166	$16,695	$(8,186)	(49.5)%	$(4,261)	(25.5)%

Income from early lease terminations	$3,908	$1,864	$5,772	$52,093	$—	$52,093	$(48,185)	(92.5)%	$(46,321)	(88.9)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 1 — Note 10 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations of $48.2 million, of which $44.4 million related to a single lease termination during the first quarter of 2005, and the effect of the rent roll down. The decrease was partially offset by increased occupancy and an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants). Same store occupancy increased from 89.5% at December 31, 2004 to 91.0% at March 31, 2006.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, consolidations and developments, which accounted for $132.3 million of the increase ($94.0 million of which was due to the JV Consolidation). This increase in property operating revenues was partially offset by the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $45.0 million of the increase ($25.1 million of which was due to the JV Consolidation), and the increases in the Same Store Portfolio, as explained above.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio increased primarily due to property tax increases on certain properties. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $20.2 million of the increase ($15.4 million of which was due to the JV Consolidation), and the increase in the Same Store Portfolio, as explained above.

Repairs and Maintenance
      Repairs and maintenance expense increased in the Same Store Portfolio as a result of increased cleaning expense attributable to higher contractual rates and increased occupancy, higher payroll costs for building engineers and higher spending for major repairs. We increased our spending in repairs and maintenance as part of a program to maintain high levels of quality in our properties. Repairs and maintenance expense is expected to continue at an increased level as a result of planned projects in 2006.
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $16.2 million of the increase ($12.7 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.

Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $8.0 million attributable to higher utility rates and increased occupancy, severance costs of $2.5 million and increased payroll expenses. We anticipate that utility costs will increase in the coming quarters when compared to historical costs if utility rates and the occupancy levels of our properties continue to increase. A portion of such expenses will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $15.2 million of the increase ($10.2 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments.
      Interest expense for the Total Company increased primarily because of the JV Consolidation, which accounted for $11.5 million of the increase. Interest expense decreased because of the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. This was offset by increases in variable interest rates and higher average line of credit balances as a result of debt repayments and the funding of Equity Office’s share repurchase program. As of March 31, 2006, 80% of our total debt was at a fixed interest rate.

Minority Interest — Partially Owned Properties
      Income allocated to minority interests in partially owned properties for the Total Company increased primarily because of the JV Consolidation, which accounted for $9.9 million of the increase.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures for the Total Company decreased primarily because of the JV Consolidation, which accounted for $7.4 million of the decrease, and the 2005 sales of our interests in three properties.

Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 1 — Note 4 for additional information regarding discontinued operations.

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
      Our ability to draw upon our lines of credit and to incur additional indebtedness is dependent in part on our compliance with various financial and other covenants as required by existing indentures. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to satisfy these covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, the interest charged on the lines of credit could increase and we may not be able to access other sources of financing. Moodys, Standard & Poor’s and Fitch provide credit ratings on EOP Partnership. If either Standard & Poor’s, or Fitch downgrades our credit ratings, the interest rate charged on our lines of credit will increase. In addition, the interest rate associated with any future financings is likely to be higher due to a decline in our credit ratings. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating).
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold on an Effective Office Portfolio basis $2.7 billion of assets and acquired $1.4 billion of assets. During the three months ended March 31, 2006 we sold $116.9 million of assets comprising 783,629 square feet and acquired three buildings and a vacant land parcel for $90.2 million. We expect to continue to take advantage of market opportunities and to engage in further sales based on market conditions. We may also continue to use disposition proceeds, in part, for acquisitions, capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Equity Office’s Common Shares and EOP Partnership Units.
      During the first quarter of 2006, our overall debt levels increased $1.1 billion as compared to December 31, 2005 mainly as a result of the JV Consolidation which totaled $682.0 million (our share of which is $306.9 million) and new term loans and secured debt which were used to repay maturing debt and to fund our share repurchase program. We repurchased 15.4 million Common Shares (at an average purchase price of $31.79 per share for $488.1 million under the open market repurchase program) and redeemed 2.3 million Units (at an average purchase price of $30.51 per Unit for $70.6 million).
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
      Reduced rental rates, reduced revenues as a result of asset sales and increased operating expenses (including utilities and repairs and maintenance) have reduced our net cash provided by operating activities. In addition, tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. We anticipate that net cash provided by operating activities will be insufficient to satisfy all our cash needs including capital improvements, tenant improvement and leasing costs and distributions to our unitholders in 2006 and that we will cover the shortfall with proceeds primarily from financing activities and asset sales. Equity Office’s Board declared distributions on Units for the first quarter 2006 at $0.33 per unit. Although we anticipate a shortfall during 2006, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of March 31, 2006 we had $1.4 billion of debt maturing in the remainder of 2006. Because REIT rules for federal income tax purposes requires Equity Office to distribute 90% of its taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with borrowings and proceeds from asset sales, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.
      We believe that net cash provided by operating activities, proceeds from existing or future lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2006.
Distributions
      In the first quarter 2006, distributions were paid on the preferred units as reflected below:

	Quarterly
	Distribution per	Annual Distribution
Security	Unit	per Unit	Total Distributions

			(Dollars in thousands)
Series B Preferred Units	$0.65625	$2.625	$3,931
Series G Preferred Units	$0.484375	$1.9375	$4,117
      Equity Office’s Board of Trustees also declared distributions on Units for the first quarter at $0.33 per Unit.

Contractual Obligations
      As of March 31, 2006, we were subject to certain material contractual payment obligations as shown in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

(Dollars in thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Mortgage debt(a)	$3,023,852	$201,698	$267,127	$219,699	$634,159	$449,460	$1,251,709
Unsecured notes(a)	8,556,513	152,924	988,543	490,333	862,475	1,564,207	4,498,031
Lines of Credit	2,352,100	1,000,000	500,000	—	852,100	—	—
Series B Preferred Units	299,497	—	—	299,497	—	—	—
Share of mortgage debt of unconsolidated joint ventures	166,274	1,578	2,245	2,403	9,922	3,297	146,829
Consolidated operating lease obligations(b)	1,391,594	17,555	23,401	23,137	22,927	23,015	1,281,559

Total Contractual Obligations	$15,789,830	$1,373,755	$1,781,316	$1,035,069	$2,381,583	$2,039,979	$7,178,128

(a)	Balance excludes net discounts and premiums.

(b)	Represents payments due under long-term leases in which we are the lessee of ground parcels and air rights associated with our office properties.
      In addition to the contractual payment obligations shown in the table above, we also have various properties under development for which we expect to incur an additional $667 million of costs through 2008. As of March 31, 2006, we are subject to $88 million of payment obligations under our development contracts, which will be paid as costs are incurred through 2007. For a complete listing of properties currently under development, refer to Developments in Process in this MD&A.

Derivative Financial Instruments
      As of March 31, 2006, we had no outstanding derivative financial instruments.

Energy Contracts
      In an ongoing effort to control energy costs, we have entered into contracts for the purchase of gas or electricity for certain properties in states which have deregulated energy markets. Typically, the terms of the contracts range from one to two years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage and the timing of energy usage during the period. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be significant.

Off-Balance Sheet Arrangements
      As listed above, our share of mortgage debt of unconsolidated joint ventures is $166.3 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      See Item 1 — Note 11 for information regarding any commitments to acquire properties.
Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$2,842,881	$1,988,377
Unsecured notes	8,286,939	8,787,620

Total	11,129,820	10,775,997

Variable rate:
Mortgage debt	175,821	175,821
Unsecured notes and lines of credit	2,597,100	1,876,000

Total	2,772,921	2,051,821

Total	$13,902,741	$12,827,818

Percent of total debt:
Fixed rate	80.1%	84.0%
Variable rate	19.9%	16.0%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	6.57%	7.01%
Unsecured notes	6.75%	6.80%

Effective interest rate	6.71%	6.84%

Variable rate:
Mortgage debt	5.46%	5.17%
Unsecured notes and lines of credit	5.37%	5.02%

Effective interest rate	5.37%	5.03%

Total	6.44%	6.55%

Unconsolidated Joint Venture Debt
      The table below summarizes our share of unconsolidated joint venture debt, which consists solely of mortgage debt:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Balance (includes discounts and premiums):
Fixed rate	$164,921	$472,372
Variable rate	1,353	1,353

Total	$166,274	$473,725

Effective interest rate at end of period:
Fixed rate	5.42%	5.47%
Variable rate	10.80%	10.40%

Total	5.46%	5.48%

Mortgage Debt
      During the three months ended March 31, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(7,753)
Consolidation of mortgage debt	682,222
Mortgage financing	180,000

Balance at March 31, 2006(a)	$3,023,852

(a)	Excludes net discounts of $5.2 million at March 31, 2006 and December 31, 2005.
      See Item 1 — Note 6 for more information on our mortgage debt.

Unconsolidated Joint Venture Mortgage Debt
      During the three months ended March 31, 2006, our share of the transactions for unconsolidated joint venture mortgage debt was as follows:

(Dollars in thousands)

Balance at December 31, 2005	$473,725
Scheduled principal amortization prior to maturity	(549)
Consolidation of mortgage debt	(306,902)

Balance at March 31, 2006	$166,274

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

Lines of Credit
      We exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to $1.0 billion. This facility bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and matures in October 2006. To the extent this facility is outstanding, on June 30, 2006 and September 30, 2006, we will incur additional fees equal to ten basis points of the outstanding balance on such dates.
      We obtained and fully drew upon a $500 million unsecured term loan facility, which bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and matures in February 2007.
      As of March 31, 2006, $852.1 million was outstanding under our $1.25 billion revolving line of credit facility and $1.5 billion was outstanding under our unsecured term loan facilities.
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

Unsecured Notes
      During the three months ended March 31, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$9,056,556
Repayments	(500,043)

Balance at March 31, 2006(a)	$8,556,513

(a)	Excludes net discounts of $24.6 million and $23.9 million at March 31, 2006 and December 31, 2005, respectively.
      As of March 31, 2006, $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain financial ratios. As of March 31, 2006, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated maturity date.

Market Risk
      Since December 31, 2005 there were no material changes in the information regarding market risk that was provided in Form 10-K for the year ended December 31, 2005.

Equity Securities
      The following table presents the changes in the issued and outstanding Units since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $31.79 per unit)(a)	(15,353,600)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.26 per unit)	(55,831)
Issued to Equity Office upon exercise of share options	1,218,350
Units redeemed for cash (at an average purchase price of $30.51 per unit)	(2,315,316)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	596,855
Units issued as compensation for Equity Office’s Board of Trustees fees	9,183

Outstanding at March 31, 2006	408,414,405

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office has been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.1 billion of Common Shares through May 31, 2006. As of March 31, 2006, $69.7 million remains available to repurchase Common Shares under the program (see Item 1 — Note 12). Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program. In conjunction with such repurchases, we purchased from Equity Office and retired a corresponding number of Units for an aggregate cash purchase price equal to the aggregate purchase price for all Common Share repurchases.
Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized and depreciated over the improvement’s useful life. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including construction costs, tenant improvements, leasing commissions, capitalized interest and operating costs incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended March 31, 2006

		Consolidated Joint	Consolidated Joint
	Wholly-Owned	Ventures (Our	Ventures (JV
(Dollars in thousands)	Properties	Share)	Partner Share)

Capital Improvements:
Capital improvements	$11,393	$588	$138
Development costs and redevelopment costs	17,349	—	—

Total capital improvements	$28,742	$588	$138

	For the three months ended March 31, 2005

		Consolidated Joint	Consolidated Joint
	Wholly-Owned	Ventures (Our	Ventures (JV
(Dollars in thousands)	Properties	Share)	Partner Share)

Capital Improvements:
Capital improvements	$4,297	$262	$4
Development costs and redevelopment costs	1,085	—	—

Total capital improvements	$5,382	$262	$4

      During 2005, we increased our spending for capital improvements as part of a program to maintain high levels of quality in our properties. We anticipate continuing to spend at similar or higher levels in 2006 as a result of planned projects.

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

      The amounts shown below represent total tenant improvements and leasing costs for tenants who commenced occupancy during the respective period shown.

	For the three months ended March 31,

	2006		2005

	Tenant	Weighted	Tenant	Weighted
	Improvement	Average Cost	Improvement	Average Cost
	and Leasing	per Square	and Leasing	per Square
(Dollars in thousands, except per square foot amounts)	Costs	Foot Leased	Costs	Foot Leased

Wholly-Owned Properties:
Renewals	$18,961	$9.10	$30,777	$10.94

Retenanted
Vacant for less than 12 months	35,163	22.32	21,997	18.52
Vacant longer than 12 months	11,073	24.10	26,277	29.09

Total Retenanted	46,236	22.72	48,274	23.08

Total/ Weighted Average	65,197	15.83	79,051	16.12

Consolidated Joint Ventures (Our Share):
Renewals	4,888	14.94	508	8.99

Retenanted
Vacant for less than 12 months	5,081	29.13	5,602	14.63
Vacant longer than 12 months	1,563	40.68	222	21.01

Total Retenanted	6,644	31.21	5,824	14.80

Total/ Weighted Average	11,532	21.35	6,332	14.07

Consolidated Joint Ventures (JV Partner Share):
Renewals	1,644	8.47	33	6.71

Retenanted
Vacant for less than 12 months	2,186	27.14	158	36.49
Vacant longer than 12 months	1,242	38.00	59	26.71

Total Retenanted	3,428	30.27	217	33.18

Total/ Weighted Average	5,072	16.50	250	21.76

Unconsolidated Joint Ventures (Our Share):
Renewals	12	2.03	609	8.82

Retenanted
Vacant for less than 12 months	182	22.19	3,962	32.40
Vacant longer than 12 months	370	51.78	6,238	52.41

Total Retenanted	552	35.97	10,200	42.27

Total/ Weighted Average	564	26.71	10,809	34.83

Totals:
Our share of Total/ Weighted Average	77,293	16.52	96,192	16.98
JV partners’ share of Total/ Weighted Average	5,072	16.50	250	21.76

Total/ Weighted Average	$82,365	$16.52	$96,442	$16.99

      The information above includes capital improvements incurred during the periods shown. Tenant improvements and leasing costs are reported for tenants whose lease commenced during the periods shown which is consistent with how we report our per square foot tenant improvements and leasing costs. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the period, regardless of when the leases commence. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. In addition, the figures below include expenditures for furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between these amounts for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months ended
	March 31,

(Dollars in thousands)	2006	2005

Capital improvements:
Wholly-owned properties	$11,393	$4,297
Consolidated joint ventures (our share)	588	262
Consolidated joint ventures (JV partner share)	138	4
Tenant improvements and leasing costs:
Wholly-owned properties	65,197	79,051
Consolidated joint ventures (our share)	11,532	6,332
Consolidated joint ventures (JV partner share)	5,072	250
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	4,610	2,936

Subtotal	98,530	93,132
Development and redevelopment costs	17,349	1,085
Timing differences	(330)	6,558

Total capital improvements, tenant improvements and leasing costs	$115,549	$100,775

Selected items from the consolidated statement of cash flows:
Capital and tenant improvements (including development costs)	$81,603	$76,406
Lease commissions and other costs	33,946	24,369

Total	$115,549	$100,775

Developments in Process
      We own 100% of the following properties which are under development. Our developments consist of new construction as well as a significant renovation of an existing building. Development costs are primarily funded by our lines of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including salaries and related payroll costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of March 31, 2006.

	Estimated
	Placed in				Costs	Total	Current
	Service		Number of	Square	Incurred to	Estimated	Percentage
Property	Date(a)	Location	Buildings	Feet	Date(b)	Costs(c)	Leased

					(Dollars in thousands)
Summit at Douglas Ridge II	Q2 2005	Roseville, CA	1	93,349	$20,877	$24,460	57%
Kruse Oaks II(d)	Q4 2006	Portland, OR	1	107,000	7,426	20,923	6%
Bridge Pointe Corporate Center III	Q4 2006	San Diego, CA	2	150,000	16,491	35,967	0%
1095 Avenue of the Americas(e)	Q3 2007	New York, NY	1	1,023,998	517,361	849,753	(e )
Foundry Square I (Barclays)	Q4 2007	San Francisco, CA	1	335,890	18,237	144,789	96%
City Center Plaza West	Q1 2008	Bellevue, WA	1	559,400	15,005	186,978	0%

Total			7	2,269,637	$595,397	$1,262,870	17%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was obtained or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period.

(b)	The Costs Incurred to Date are presented in the balance sheet as follows:

Developments in process	$584,478
Deferred leasing costs and other related intangibles recorded at acquisition	10,919

Total costs incurred to date	$595,397

(c)	The Total Estimated Costs include the acquisition cost of the land and building in addition to the costs to develop the property. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease-up the property.

(d)	We lease the land underlying this development from a third party.

(e)	On September 29, 2005 we acquired 79% of the square feet of 1095 Avenue of the Americas. Verizon, the sole tenant, occupied 96.8% of the property at acquisition. Verizon will be moving out in phases throughout 2006. We plan to redevelop the property as Verizon vacates the premises, and we anticipate the redevelopment to be completed in Q3 2007.
      In addition to the developments described above, we own or partially own various land parcels available for development. These sites represent possible future development of up to approximately ten million square feet of office space. These potential developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include: Russia Wharf, Boston, MA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Center, San Diego, CA; La Jolla Center, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Station Landing, Walnut Creek, CA; NE 8th Street, Bellevue, WA; 175 Wyman, Waltham, MA; Parkshore Plaza, Folsom, CA; Commerce Plaza, Oakbrook, IL; Pointe O’Hare Land, Rosemont, IL; and First & Main, Portland, OR.
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

Cash Flows
      Throughout this MD&A, we have discussed the significant transactions that impacted our cash flows. Our consolidated statements of cash flows include cash flows from continuing and discontinued operations. Cash provided by operating activities from discontinued operations was $2 million and $31 million for the three months ended March 31, 2006 and 2005, respectively. The properties included in discontinued operations for the three months ended March 31, 2006 include dispositions that occurred during the first quarter of 2006 and properties held for sale, while the properties included in discontinued operations for the three months ended March 31, 2005 included those same properties and all 2005 dispositions. We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions into acquisitions in targeted growth markets. We may also continue to use disposition proceeds, in part, for capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Equity Office’s Common Shares and EOP Partnership Units. As a result of the significant level of dispositions, we have experienced and may continue to experience earnings dilution. Ultimately, the amount and duration of this dilution will depend upon the manner in which we redeploy our capital over time. We believe the short-term earnings dilution is outweighed by our improved prospects for long-term growth. Except as disclosed on our consolidated statements of cash flows, there was no other material impact on cash flows provided by investing activities and cash flows used for financing activities from discontinued operations for either period presented.
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the three months ended
	March 31,

(Dollars in thousands)	2006	2005

Cash and cash equivalents at the beginning of the period	$78,164	$107,126
Net cash provided by operating activities	184,168	169,175
Net cash provided by investing activities	12,591	98,560
Net cash (used for) financing activities	(159,180)	(272,563)

Cash and cash equivalents at the end of the period	$115,743	$102,298

Operating Activities
      Cash provided by operating activities depends primarily on cash received from tenants in our properties in accordance with their lease obligations, less payments for our operating and other expenses. The increase in net cash provided by operating activities (which includes amounts from both continuing and discontinued operations) is primarily due to a decrease in prepaid expenses and other assets and the impact of the JV Consolidation, partially offset by the impact of discontinued operations. The decrease in prepaid expenses and other assets primarily relates to prepaid real estate taxes and a receivable from a tenant that was recorded in the first quarter 2005 and subsequently collected in September 2005. As previously discussed within this MD&A, we consolidated the assets, liabilities and results of operations of 18 joint ventures that we previously accounted for under the equity method. Prior to consolidation, we reflected the distributions from unconsolidated joint ventures in cash provided by operating activities. Beginning in 2006, the cash flows from operating activities for these joint ventures is reflected in virtually all captions within the operating activities section, representing both our share and our minority interest partners’ share. The distributions to our minority interest partners are included in financing activities.

Investing Activities
      Net cash provided by investing activities reflects the net impact of acquisitions and dispositions of properties, expenditures for capital improvements, tenant improvements and lease costs. It also includes cash associated with the JV Consolidation and decreases in escrow deposits and restricted cash which primarily relate to the release of escrow funds from property sales.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred unitholders and repurchases of our securities.
Analysis of Selected Balance Sheet Items
      As discussed in the Operating Results section of this MD&A, our consolidated balance sheet has changed significantly due to the JV Consolidation. The table below contains other selected balance sheet items that have changed significantly from December 31, 2005 to March 31, 2006.

(Dollars in thousands)	March 31, 2006	December 31, 2005	Change

Investments in real estate held for sale, net of accumulated depreciation	$106,947	$181,406	$(74,459)
Deferred leasing costs and other related intangibles	$664,293	$522,926	$141,367
Prepaid expenses and other assets	$241,914	$303,181	$(61,267)
Distribution payable	$137,508	$3,736	$133,772

Investment in Real Estate Held for Sale, Net of Accumulated Depreciation
      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), we have classified certain properties as held for sale. Properties held for sale are reflected in our consolidated balance sheets at the lower of their historical cost or their fair value less cost to sell (determined based on the estimated sales prices and estimated transaction costs). The properties’ net income and provision for losses, if any, are included in discontinued operations (see Item 1 — Note 4). At March 31, 2006, we had two properties held for sale, both of which were sold in the second quarter 2006. The December 31, 2005 balance includes amounts for these two properties and amounts for the three properties that were held for sale at December 31, 2005 (which were sold in the first quarter 2006).

Deferred Leasing Costs and Other Related Intangibles
      The increase in deferred leasing costs and other related intangibles was primarily the result of the JV Consolidation. In addition, we incurred leasing costs during the first quarter 2006 for new and renewal leases and recorded deferred leasing costs in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”).

Prepaid Expenses and Other Assets
      The decrease in prepaid expenses and other assets was primarily the result of the repayment of the $40.7 million note receivable, net of deferred gain, representing a bridge loan that we made to the buyer of an office property and a decrease in prepaid real estate taxes.

Distribution Payable
      The increase in distribution payable was primarily the result of the accrual for Unit distributions declared during the first quarter but not paid until the second quarter.

IV.	Critical Accounting Policies and Estimates
      Refer to our 2005 Annual Report on Form 10-K for a discussion of critical accounting policies, which includes allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and the fair value of financial instruments.
      Refer to Item 1 — Note 2 for a discussion of the impact of new accounting standards.

Subsequent Events
      See Item 1 — Note 12 for events that occurred subsequent to March 31, 2006 through May 5, 2006.

V.	Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for a real estate company, for the reasons, and subject to the qualifications, specified below.

      The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented:

	For the three months ended March 31,

(Dollars in thousands, except per unit amounts)	2006	2005

Reconciliation of net income to FFO(a):
Net income	$59,437	$121,325
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	229,814	201,904
Included in income from investments in unconsolidated joint ventures	2,773	12,432
Allocated to minority interests in partially owned properties	(17,209)	(1,563)
Non-real estate related depreciation and amortization	(4,127)	(3,600)
Less net gain on sales of real estate included in income from continuing operations and discontinued operations	(35,583)	(24,245)

FFO	235,105	306,253
Preferred distributions	(8,701)	(8,701)

FFO available to unitholders — basic	$226,404	$297,552

Net income available to unitholders per Unit — basic	$0.12	$0.25

FFO available to unitholders per Unit — basic	$0.55	$0.66

	Net Income	FFO		Net Income	FFO

Adjustments to arrive at net income and FFO available to unitholders plus assumed conversions:
Net income and FFO	$59,437	$235,105		$121,325	$306,253
Preferred distributions	(8,701)	(8,701)		(8,701)	(8,701)

Net income and FFO available to unitholders	50,736	226,404		112,624	297,552
Preferred distributions on Series B units, of which are assumed to be converted into Units(b)	—	—		—	4,584

Net income and FFO available to unitholders plus assumed conversions	$50,736	$226,404		$112,624	$302,136

Weighted average Units, dilutive potential Units plus assumed conversions outstanding	414,266,023	414,266,023		452,400,294	460,789,584

Net income and FFO available to unitholders plus assumed conversions per Unit	$0.12	$0.55	(c)	$0.25	$0.66	(c)

	Units and unit equivalents

Weighted average Units outstanding (used for both net income and FFO basic per Unit calculation)	410,694,228	449,991,140
Effect of dilutive potential units:
Share options and restricted shares	3,571,795	2,409,154

Weighted average Units and dilutive potential units used for net income available to unitholders	414,266,023	452,400,294
Impact of conversion of Series B preferred units(b)	—	8,389,290

Weighted average Units, dilutive potential units plus assumed conversions used for the calculation of FFO available to unitholders plus assumed conversions	414,266,023	460,789,584

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	The Series B preferred units are not dilutive to EPS for each period presented and are not dilutive to FFO per Unit for the three months ended March 31, 2006 but are dilutive to FFO per Unit for the three months ended March 31, 2005.

(c)	FFO for the three months ended March 31, 2006 and March 31, 2005 includes $1.0 million and $13.5 million, respectively, of non-cash charges relating to properties sold and properties held for sale, which is equivalent to $0.00 and $0.03 per Unit on a diluted basis, respectively. These charges are not added back to net income when calculating FFO.

FFO Definition:
      FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains from sales of properties (but not losses from sales of properties, impairments or provisions for losses on properties held for sale), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of a real estate company. We further believe that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other real estate companies. Investors should review FFO, along with GAAP net income when trying to understand a real estate company’s operating performance. We compute FFO in accordance with our interpretation of the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Equity Office’s management, including Equity Office’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, Equity Office’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of such date to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 11 — Commitments and Contingencies.”

Item 1A.	Risk Factors.
      There have been no material changes to the risk factors included in our Form 10-K filed on March 15, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Units during the first quarter of 2006:

			Total Number of	Dollar Value of Units
			Units Purchased as	that May Yet be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Units Purchased(a)	Paid per Unit	or Programs	Programs

January 1 — 31	12,550,599	$31.26	—	—
February 1 — 28	64,013	30.90	—	—
March 1 — 31	5,278,396	32.52	—	—

First quarter 2006	17,893,008	$31.63	—

(a)	The number of Units purchased is comprised of the redemption of Units held by our limited partners, excluding Equity Office. Units redeemed in exchange for Common Shares are not considered a repurchase and are, therefore, excluded from the table above. At any time on or after the first anniversary of the date of issuance, our limited partners have the right to require EOP Partnership to redeem their Units, subject to certain limitations. Equity Office, on behalf of and as the general partner of EOP Partnership, has the right to cause the redemption obligation to be satisfied by issuance of an equivalent number of Common Shares, or by a cash payment equal to the value of such Common Shares. Also included in the total number of Units purchased are Units redeemed in response to repurchases made by Equity Office, including repurchases of Equity Office Common Shares in the open market (a) as part of its Common Share Repurchase Program, (b) as part of its Supplemental Retirement Savings Plan, (c) to fund shares purchased under its 1997 Employee Share Purchase Plan and (d) to fund fees paid in Equity Office Common Shares to each of its non-employee trustees, except Mr. Zell, as well as Equity Office Common Shares surrendered to Equity Office to satisfy withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.	Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By: EQUITY OFFICE PROPERTIES TRUST its general partner

Date: May 9, 2006	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer of Equity Office Properties Trust, the general partner of EOP Operating Limited Partnership

Date: May 9, 2006	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, the general partner of EOP Operating Limited Partnership

EXHIBIT INDEX

Exhibit
No.	Description	Location

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith