Form 10-K/A
period 2005-12-31
EOP OPERATING LTD PARTNERSHIP
filed 2006-07-25
CIK 1043866

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
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒       No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒
          The aggregate market value of the Units held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.4 billion based on the market value on that date of the Common Shares of Equity Office Properties Trust into which Units are exchangeable.
     On February 28, 2006, 412,687,199 Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Equity Office Properties Trust proxy statement for the annual shareholders’ meeting to be held in 2006 are incorporated by reference into Part III. Equity Office Properties Trust expects to file its proxy statement within 120 days after December 31, 2005.

Explanatory Note
This Amendment No. 1 on Form 10-K/A to EOP Operating Limited Partnership’s (“EOP Partnership”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 15, 2006, is being filed solely to amend the cover page of the Original Filing. The cover page of the Original Filing inadvertently indicated that EOP Partnership had no securities registered pursuant to Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 (the “Act”). In fact EOP Partnership’s units of limited partnership interest have been registered pursuant to Section 12(g) of the Act since November 18, 1997, and EOP Partnership’s Annual Reports on Form 10-K for prior fiscal years had reflected that registration. In addition, EOP Partnership registered its 4.750% Notes due March 15, 2014 under Section 12(b) of the Act on June 9, 2004.
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
July 24, 2006
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