Form 10-Q
period 2006-06-30
EOP OPERATING LTD PARTNERSHIP
filed 2006-08-08
CIK 1043866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      On July 31, 2006, 389,686,052 units of partnership interest (“Units”) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)	June 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Investments in real estate	$25,846,400	$22,949,723
Developments in process	611,173	567,129
Land available for development	174,078	176,868
Investments in real estate held for sale, net of accumulated depreciation	—	75,211
Accumulated depreciation	(3,970,681)	(3,336,789)

Investments in real estate, net of accumulated depreciation	22,660,970	20,432,142
Cash and cash equivalents	152,628	78,164
Tenant and other receivables (net of allowance for doubtful accounts of $9,297 and $8,853, respectively)	76,454	94,858
Deferred rent receivable	565,188	496,826
Escrow deposits and restricted cash	230,170	38,658
Investments in unconsolidated joint ventures	120,678	947,989
Deferred financing costs (net of accumulated amortization of $50,988 and $45,920, respectively)	88,237	58,809
Deferred leasing costs and other related intangibles (net of accumulated amortization of $324,185 and $232,024, respectively)	665,429	522,926
Prepaid expenses and other assets	245,388	303,181

Total Assets	$24,805,142	$22,973,553

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital:
Liabilities:
Mortgage debt (net of (discounts) of $(4,977) and $(5,185), respectively)	$3,432,004	$2,164,198
Unsecured notes (net of (discounts) of $(24,389) and $(23,936), respectively)	10,032,104	9,032,620
Lines of credit	1,148,800	1,631,000
Accounts payable and accrued expenses	582,476	574,225
Distribution payable	131,298	3,736
Other liabilities (net of (discounts) of $(24,127) and $(25,597), respectively)	511,804	483,468
Commitments and contingencies	—	—

Total Liabilities	15,838,486	13,889,247

Minority interests — partially owned properties	1,370,979	172,278

Mandatorily Redeemable Preferred Units:
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,989,930 issued and outstanding	299,497	299,497

Partners’ Capital:
Preferred Units, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 8,500,000 issued and outstanding	212,500	212,500
Other Partners’ Capital:
General Partner Capital	57,620	63,985
Limited Partners’ Capital	7,078,754	8,392,937
Deferred compensation	—	(533)
Accumulated other comprehensive loss (net of accumulated amortization of $15,356 and $11,948, respectively)	(52,694)	(56,358)

Total Partners’ Capital	7,296,180	8,612,531

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital	$24,805,142	$22,973,553

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per unit amounts)	2006	2005	2006	2005

Revenues:
Rental	$664,423	$572,243	$1,328,497	$1,136,701
Tenant reimbursements	120,318	91,510	251,452	184,528
Parking	37,510	28,447	73,471	55,943
Other	16,634	17,791	33,421	75,889
Fee income	1,478	3,697	2,394	8,474

Total revenues	840,363	713,688	1,689,235	1,461,535

Expenses:
Depreciation	195,750	160,269	386,473	315,588
Amortization	32,844	21,475	69,244	42,612
Real estate taxes	101,146	83,304	209,101	165,764
Insurance	9,091	7,034	17,490	12,736
Repairs and maintenance	104,039	76,646	196,861	147,045
Property operating	120,103	99,548	248,501	198,187
Ground rent	6,758	5,074	12,616	10,193
Corporate general and administrative	16,056	15,218	33,050	32,391
Impairment	—	24,382	—	24,382

Total expenses	585,787	492,950	1,173,336	948,898

Operating income	254,576	220,738	515,899	512,637

Other income (expense):
Interest and dividend income	5,963	3,566	9,328	6,658
Interest:
Expense incurred	(223,392)	(207,932)	(447,619)	(420,704)
Amortization of deferred financing costs and prepayment expenses	(3,032)	(2,594)	(5,961)	(5,389)

Total other income (expense)	(220,461)	(206,960)	(444,252)	(419,435)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	34,115	13,778	71,647	93,202
Income taxes	147	(437)	(1,064)	(891)
Minority interests — partially owned properties	(13,710)	(2,499)	(26,515)	(5,527)
Income from investments in unconsolidated joint ventures (including (loss) gain on sales of real estate of $(91), $17,376, $(91) and $17,376, respectively)	34	28,681	90	38,199
Gain on sales of real estate	379	—	533	—

Income from continuing operations	20,965	39,523	44,691	124,983
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $82,503, $(94,220), $116,943 and $(83,513), respectively)	85,268	(259,941)	120,979	(224,076)

Net income (loss)	106,233	(220,418)	165,670	(99,093)
Preferred distributions	(8,701)	(8,701)	(17,402)	(17,402)

Net income (loss) available to unitholders	$97,532	$(229,119)	$148,268	$(116,495)

Earnings (loss) per unit — basic:
Income from continuing operations per unit	$0.03	$0.07	$0.07	$0.24

Net income (loss) available to unitholders per unit	$0.24	$(0.51)	$0.36	$(0.26)

Weighted average Units outstanding	404,009,631	451,728,242	407,335,183	450,881,385

Earnings (loss) per unit — diluted:
Income from continuing operations per unit	$0.03	$0.07	$0.07	$0.24

Net income (loss) available to unitholders per unit	$0.24	$(0.50)	$0.36	$(0.26)

Weighted average Units outstanding and dilutive potential units	408,494,060	455,609,570	411,497,236	454,101,167

Distributions declared per Unit outstanding	$0.33	$0.50	$0.66	$1.00

Allocation of net income (loss) available to unitholders:
General Partner	$975	$(2,291)	$1,483	$(1,165)
Limited Partners	96,557	(226,828)	146,785	(115,330)

Net income (loss) available to unitholders	$97,532	$(229,119)	$148,268	$(116,495)

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Net income (loss)	$106,233	$(220,418)	$165,670	$(99,093)
Other comprehensive income:
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	1,704	3,408	3,408
Unrealized holding (losses) gains from investments	(14)	(26)	256	(65)

Net comprehensive income (loss)	$107,923	$(218,740)	$169,334	$(95,750)

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Operating Activities:
Net income (loss)	$106,233	$(220,418)	$165,670	$(99,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236,629	208,077	472,759	414,513
Compensation expense related to restricted shares and stock options issued to employees by Equity Office	6,697	5,917	14,236	13,322
Income from investments in unconsolidated joint ventures	(34)	(28,681)	(90)	(38,199)
Net (contributions to) distributions from unconsolidated joint ventures	(3,026)	17,506	(2,592)	23,610
Net (gain) loss on sales of real estate and provision for loss on properties held for sale	(82,882)	94,220	(117,476)	83,513
Impairment	—	180,856	—	180,856
Provision for doubtful accounts	1,821	1,114	3,839	3,529
Income allocated to minority interests	13,710	32,486	26,515	35,967
Other	—	—	—	448
Changes in assets and liabilities:
Decrease in rent receivable	32,030	344	27,207	509
(Increase) in deferred rent receivable	(12,795)	(19,193)	(26,791)	(36,675)
Decrease (increase) in prepaid expenses and other assets	10,860	17,202	44,147	(23,502)
Increase (decrease) in accounts payable and accrued expenses	42,464	33,254	(58,622)	(59,768)
(Decrease) in other liabilities	(6,609)	(23,531)	(19,536)	(30,702)

Net cash provided by operating activities	345,098	299,153	529,266	468,328

Investing Activities:
Property acquisitions (including deposits made for property acquisitions)	(74,219)	(294,078)	(164,623)	(364,786)
Property dispositions (including deposits received for property dispositions)	103,714	1,169,669	242,176	1,308,778
Increase in cash upon consolidation of certain joint ventures	—	—	51,357	—
(Investments in) distributions from unconsolidated joint ventures	(11,359)	62,301	(13,425)	62,301
Capital and tenant improvements (including development costs)	(141,822)	(74,557)	(223,425)	(150,963)
Lease commissions and other costs	(30,639)	(29,381)	(64,585)	(53,750)
Decrease in escrow deposits and restricted cash	40,866	2,696	71,657	133,630

Net cash (used for) provided by investing activities	(113,459)	836,650	(100,868)	935,210

Financing Activities:
Proceeds from mortgage debt	404,476	150	584,107	150
Principal payments on mortgage debt	(7,071)	(251,764)	(14,824)	(355,521)
Proceeds from unsecured notes	1,470,000	14,025	1,470,000	28,369
Repayment of unsecured notes	(20)	—	(500,063)	(525,000)
Proceeds from lines of credit	8,702,349	1,877,600	14,876,999	4,000,600
Repayment of lines of credit	(9,905,649)	(2,053,600)	(15,359,199)	(3,855,600)
Payments of loan costs and offering costs	(1,687)	6	(2,732)	(59)
(Distributions to) minority interests in partially owned properties	(23,691)	(2,158)	(38,800)	(7,860)
Proceeds from exercise of stock options	51,393	78,282	85,178	121,542
Distributions to unitholders	(134,789)	(226,758)	(135,878)	(226,758)
Repurchase of Units through Equity Office’s common share repurchase program	(724,744)	(5,029)	(1,214,720)	(7,758)
Redemption of Units	(17,273)	(44,810)	(87,906)	(50,676)
Payment of preferred distributions	(8,048)	(8,048)	(16,096)	(16,096)

Net cash (used for) financing activities	(194,754)	(622,104)	(353,934)	(894,667)

Net increase in cash and cash equivalents	36,885	513,699	74,464	508,871
Cash and cash equivalents at the beginning of the period	115,743	102,298	78,164	107,126

Cash and cash equivalents at the end of the period	$152,628	$615,997	$152,628	$615,997

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Supplemental Information:
Interest paid during the period (including capitalized interest of $6,566, $4, $7,040 and $4, respectively)	$192,247	$158,689	$455,604	$429,109

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(190,389)	$(8,811)	$(232,597)	$(150,324)

Mortgage loan repayment as a result of a property disposition	$—	$—	$—	$(13,386)

Mortgage loan assumed upon acquisition of a property	$15,200	$44,975	$15,200	$44,975

Units issued in connection with a property acquisition	$—	$3,339	$—	$3,339

Changes in accounts due to consolidation of certain joint ventures:
Decrease in investments in unconsolidated joint ventures	$—	$—	$(844,591)	$—

Increase in investments in real estate	$—	$—	$2,843,118	$—

Increase in accumulated depreciation	$—	$—	$(286,569)	$—

Increase in mortgage debt, net of discounts	$—	$—	$(681,986)	$—

Increase in minority interests — partially owned properties	$—	$—	$(1,205,236)	$—

Increase in other assets and liabilities	$—	$—	$123,907	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$—	$—	$—	$13,386

Mortgage loan assumed upon acquisition of a property	$(15,200)	$(44,975)	$(15,200)	$(44,975)

Units issued in connection with a property acquisition	$—	$(3,339)	$—	$(3,339)

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
      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing and developing office properties. As of June 30, 2006, we owned whole or partial interests in 595 office buildings comprising 109.2 million square feet in 16 states and the District of Columbia (“Total Office Portfolio”). After excluding the partial interests owned by our joint venture partners, our share of the Total Office Portfolio is 99.4 million square feet and is referred to as the “Effective Office Portfolio.” The Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this report, information is disclosed for either the Total Office Portfolio or the Effective Office Portfolio, or both. The table below shows, in summary, the property statistics for each portfolio as of June 30, 2006.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	538	76,119,182	83,826,263	76,119,182	83,826,263
Consolidated Joint Ventures	51	19,916,489	21,848,392	13,036,377	14,375,603
Unconsolidated Joint Ventures	6	3,036,104	3,522,073	1,009,939	1,180,384

Total	595	99,071,775	109,196,728	90,165,498	99,382,250

Percent Occupied		90.7%		90.7%

Percent Leased		92.4%		92.4%

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Minority Interests in Partially Owned Properties
      We are the controlling partner in various consolidated entities having a minority interest book value of $1.2 billion at June 30, 2006. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been $2.1 billion (“Settlement Value”) had the entities been liquidated as of June 30, 2006. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

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
      The following table illustrates the unaudited effect on net (loss) available to unitholders and (loss) per unit for the three and six months ended June 30, 2005 if a fair value based method had been applied to all outstanding and unvested share options granted prior to January 1, 2003. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we applied prior to adopting FAS 123, and, therefore, is already reflected in net (loss).

	For the three	For the six
	months ended	months ended
(Dollars in thousands, except per unit amounts)	June 30, 2005	June 30, 2005

Historical net (loss) available to unitholders	$(229,119)	$(116,495)
Add back compensation expense for share options included in historical net (loss) available to unitholders	1,710	3,337
Deduct compensation expense for share options determined under fair value based method	(1,726)	(3,833)

Pro forma net (loss) available to unitholders	$(229,135)	$(116,991)

(Loss) per unit — basic:
Historical net (loss) available to unitholders per unit	$(0.51)	$(0.26)

Pro forma net (loss) available to unitholders per unit	$(0.51)	$(0.26)

(Loss) per unit — diluted:
Historical net (loss) available to unitholders per unit	$(0.50)	$(0.26)

Pro forma net (loss) available to unitholders per unit	$(0.50)	$(0.26)

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
      Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated the assets, liabilities and results of operations of the following properties that we previously accounted for under the equity method:

Rowes Wharf Promenade II 161 North Clark Treat Towers 1111 19th Street Yahoo! Center	10 & 30 South Wacker SunTrust Center Prominence in Buckhead Parkshore Plaza I & II 1620 L Street 201 Mission Street	Pasadena Towers Columbia Center World Trade Center East Bridge Pointe Corporate Center I & II 1333 H Street 580 California
      We adopted EITF 04-5 using the prospective method; therefore prior periods have not been restated for this change. The table below summarizes the effect on our assets and liabilities as a result of the consolidation of these joint ventures.

(Dollars in thousands)	As of January 1, 2006

Increase in investments in real estate, net of accumulated depreciation	$2,556,549
Decrease in investments in unconsolidated joint ventures	$844,591
Increase in mortgage debt, net of (discounts) of $(0.2) million	$681,986
Increase in minority interests — partially owned properties	$1,205,236
Increase in net other assets and liabilities	$175,264
Change in total partners’ capital	$—
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations or net income available to unitholders. The table below summarizes the effect on our results of operations for the three and six months ended June 30, 2006 as a result of the consolidation of these joint ventures.

	For the three	For the six
	months ended	months ended
(Dollars in thousands)	June 30, 2006	June 30, 2006

Increase in total revenues	$101,890	$200,675
Increase in total operating expenses	$72,796	$141,546
Increase in other expense (primarily interest expense)	$7,105	$18,171
Decrease in income from investments in unconsolidated joint ventures	$11,319	$20,435
Increase in minority interests — partially owned properties	$10,670	$20,523
Change in income from continuing operations	$—	$—

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 3 — ACQUISITIONS
      We acquired whole or partial interests in the following properties during the six months ended June 30, 2006:

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
First Quarter 2006 Acquisitions:
Office properties:
One and Three Harbor Drive	Sausalito, CA	1/19/2006	2	111,772	$32,500
Pointe O’Hare	Rosemont, IL	3/8/2006	1	262,991	55,675
Vacant land:
Pointe O’Hare Land(b)	Rosemont, IL	3/8/2006	—	—	2,000

Total First Quarter Acquisitions:			3	374,763	$90,175

Second Quarter 2006 Acquisitions:
Office properties:
Fountaingrove II(c)	Santa Rosa, CA	4/21/2006	—	—	$9,597
1200 Corporate Place(d)	Boca Raton, FL	5/24/2006	1	128,959	29,500
77 South Bedford	Burlington, MA	5/31/2006	1	144,576	23,500
Other Investments(e)	New York, NY	6/6/2006	—	—	12,375

Total Second Quarter Acquisitions:			2	273,535	$74,972

		Total:	5	648,298	$165,147

(a)	The purchase price shown above represents the gross purchase price related to property acquisitions. The allocations of the purchase prices and other costs related to the acquisition of tangible and intangible assets are estimates and are subject to adjustment within one year of the closing date of each respective acquisition.

(b)	We acquired a 50% interest in a new joint venture formed with the seller of the Pointe O’Hare office property, who contributed a vacant land parcel and a parking structure to the joint venture. We accounted for our investment in the joint venture under the equity method.

(c)	Fountaingrove II, which consists of one building comprising 42,102 square feet, is a development property and, therefore, is not included in the total number of buildings or total square footage statistics.

(d)	The purchase price for 1200 Corporate Place includes the assumption of $15.2 million of mortgage debt at a fixed coupon rate of 5.60% maturing in June 2014. The effective interest rate on this mortgage debt is 5.67%.

(e)	We acquired a 75% tenant-in-common interest in a land parcel and vacant building, which we account for under the equity method. The building, which comprises 13,475 square feet, is classified as out of service and, therefore, is not included in the total number of buildings or total square footage statistics.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	SALES OF REAL ESTATE

Sales of Real Estate
      We sold the following properties during the six months ended June 30, 2006:

				Effective Office Portfolio
		Disposition	Number of
Property	Location	Date	Buildings	Square Feet	Sales Price

					(Dollars in thousands)
First Quarter 2006 Dispositions:
120 Montgomery(a)	San Francisco, CA	1/20/2006	1	430,523	$67,500
Westridge	San Diego, CA	2/8/2006	1	53,326	10,500
Pacific Corporate Plaza	San Diego, CA	2/8/2006	2	104,847	20,000
8-16 Perimeter(a)	Atlanta, GA	2/17/2006	5	65,350	10,712
One Crosswoods	Columbus, OH	3/3/2006	1	129,583	5,300
3001 Stender Way(a)(b)	Santa Clara, CA	3/23/2006	—	—	2,875

Total First Quarter Dispositions:			10	783,629	$116,887

Second Quarter 2006 Dispositions:
Southgate Office Plaza I & II	Renton, WA	4/6/2006	2	267,810	$47,000
Paces West	Atlanta, GA	4/19/2006	2	646,471	112,750
California Circle II	Milpitas, CA	6/9/2006	3	95,774	10,007
Brea Corporate Plaza	Brea, CA	6/21/2006	1	117,195	25,260
Brea Park Centre	Brea, CA	6/21/2006	3	168,315	34,740
Crosby Corporate Center I & II	Bedford, MA	6/21/2006	9	588,918	70,745

Total Second Quarter Dispositions:			20	1,884,483	$300,502

		Total:	30	2,668,112	$417,389

(a)	These properties were classified as held for sale at December 31, 2005.

(b)	This property, which consists of one building comprising 61,825 square feet, was previously taken out of service and, therefore, was no longer included in the total number of buildings or total square footage statistics.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	SALES OF REAL ESTATE — (Continued)

Gains/ Losses on Sales of Real Estate, Impairments and Provisions for Loss on Assets Held for Sale
      During the three and six months ended June 30, 2006 and 2005, we recognized gains/losses on sales of real estate, impairments and provisions for loss on assets held for sale, as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2006	2005	2006	2005

Gain on partial sales of real estate included in Income from Continuing Operations	$379	$—	$533	$—
Gain on sales of real estate included in Discontinued Operations(c)	82,717	91,971	118,146	116,216
Minority interests’ share of gain on sales of real estate	—	(29,699)	—	(29,699)
Our share of (loss) gain on sales of real estate classified as income from unconsolidated joint ventures(d)	(91)	17,376	(91)	17,376

Our share of the gains on sales of real estate	$83,005	$79,648	$118,588	$103,893

Impairment on properties anticipated to be sold deducted from Income from Continuing Operations	$—	$(24,382)	$—	$(24,382)
Discontinued Operations:
Impairment on properties sold	—	(156,474)	—	(156,474)
Loss on properties sold	(214)	(165,927)	(1,203)	(165,927)
Provision for loss on properties held for sale	—	(20,264)	—	(33,802)

Total non-cash impairment charges and losses on properties sold	$(214)	$(367,047)	$(1,203)	$(380,585)

(c)	The gain on sales of real estate included in Discontinued Operations for the six months ended June 30, 2006 includes the recognition of a $25.6 million gain on sale related to a property sold in 2005. The recognition of this gain had previously been deferred until we collected our outstanding $66.3 million note receivable from the buyer in January 2006. As of December 31, 2005, the deferred gain was included in “Prepaid expenses and other assets” on the consolidated balance sheet, as an offset against the related note receivable.

(d)	The $91 thousand loss for the three and six months ended June 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	SALES OF REAL ESTATE — (Continued)

Discontinued Operations
      The net income (loss) for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold are not reflected as Discontinued Operations in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Below is a summary of the results of operations for properties classified as Discontinued Operations.

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Property operating revenues	$7,299	$71,502	$16,200	$157,933

Expenses:
Depreciation and amortization	897	21,236	3,588	46,684
Property operating	3,441	28,447	8,567	62,038
Ground rent	181	1,148	379	2,419
Impairment	—	156,474	—	156,474

Total expenses	4,519	207,305	12,534	267,615

Operating income (loss)	2,780	(135,803)	3,666	(109,682)

Other income (expense):
Interest income	1	98	386	241
Interest expense and amortization of deferred financing costs and prepayment expenses	—	(5)	—	(618)

Total other income (expense)	1	93	386	(377)

Income (loss) before income taxes, allocations to minority interests, net gain (loss) on sales of real estate and provision for (loss) on properties held for sale	2,781	(135,710)	4,052	(110,059)
Income taxes	(16)	(24)	(16)	(64)
Income allocated to minority interests — partially owned properties (including gains on sales of real estate of $0, $29,699, $0 and $29,699, respectively)	—	(29,987)	—	(30,440)
Net gain (loss) on sales of real estate	82,503	(73,956)	116,943	(49,711)
Provision for (loss) on properties held for sale	—	(20,264)	—	(33,802)

Net income (loss)	$85,268	$(259,941)	$120,979	$(224,076)

Property net operating income from discontinued operations	$3,858	$43,055	$7,633	$95,895

      For the properties sold during the six months ended June 30, 2006 and included in discontinued operations, the investments in real estate balance, net of accumulated depreciation was $303.3 million at December 31, 2005.

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

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$488,952	$3,002,906
Other assets	55,512	356,016

Total Assets	$544,464	$3,358,922

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$454,617	$1,138,455
Other liabilities	40,845	151,303
Partners’ and shareholders’ equity	49,002	2,069,164

Total Liabilities and Partners’ and Shareholders’ Equity	$544,464	$3,358,922

Our share of historical partners’ and shareholders’ equity	$10,168	$878,225
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $28,781 and $21,303, respectively)(a)	110,510	69,764

Carrying value of investments in unconsolidated joint ventures	$120,678	$947,989

Our share of unconsolidated non-recourse mortgage debt	$165,762	$473,725

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

	For the		For the
	three months ended		six months ended
	June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Statements of Operations:
Revenues	$32,558	$132,430	$63,538	$256,750

Expenses:
Interest expense and loan cost amortization	6,523	13,146	13,079	25,645
Depreciation and amortization	5,630	32,637	10,793	62,898
Operating expenses, ground rent and general and administrative expenses	18,077	59,904	36,040	119,117

Total expenses	30,230	105,687	59,912	207,660

Net income before (loss) gain on sale of real estate	2,328	26,743	3,626	49,090
(Loss) gain on sale of real estate	(12)	39,545	(12)	39,545

Net income	$2,316	$66,288	$3,614	$88,635

Our share of:
Net income	$34	$28,681	$90	$38,199

Interest expense and loan cost amortization	$2,402	$5,008	$4,773	$9,903

Depreciation and amortization (real estate related)	$2,887	$12,506	$5,659	$24,768

(Loss) gain on sale of real estate	$(91)	$17,376	$(91)	$17,376

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6 — MORTGAGE DEBT
      During the six months ended June 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(7,753)
Consolidation of mortgage debt(b)	682,222
Mortgage financing(c)	180,000

Balance at March 31, 2006(a)	3,023,852
Scheduled principal amortization prior to maturity	(7,071)
Mortgage financings(d)	405,000
Assumed through a property acquisition (see Note 3)	15,200

Balance at June 30, 2006(a)	$3,436,981

(a)	Excludes net discounts on mortgage debt of $5.2 million, $5.2 million and $5.0 million as of December 31, 2005, March 31, 2006 and June 30, 2006, respectively.

(b)	Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated $682.2 million of mortgage debt, excluding discounts, as shown in the table below. Our share of the total mortgage debt consolidated is $306.9 million as of January 1, 2006.

		Our Share
		of the
	Principal	Principal
Property	Balance	Balance	Coupon Rate	Effective Rate	Maturity Date

	(Dollars in thousands)
Promenade II	$80,641	$40,320	7.84%	7.84%	10/1/2006
Promenade II	18,967	9,484	6.90%	6.90%	10/1/2006
Pasadena Towers	60,614	15,153	6.92%	6.92%	8/1/2008
Columbia Center	195,000	97,695	4.48%	4.48%	1/4/2010
Yahoo! Center	250,000	125,000	5.27%	5.27%	10/1/2015
SunTrust Center	77,000	19,250	5.34%	5.34%	1/1/2016

Total	$682,222	$306,902

(c)	During February 2006, the ownership structure of the Sixty State Street property was restructured. Pursuant to this restructure, we converted our former debt position in this property into an approximate 95% equity interest. In addition, new mortgage financing was obtained on the property. The new mortgage loan has a principal balance of $180.0 million, bears interest at a fixed coupon rate of 5.63% and matures in March 2011. The effective interest rate on this loan is 5.67%. Following this restructure, we will continue to consolidate the financial position and results of operations of this property.

(d)	During May 2006, we obtained mortgage financing for the 100 Summer Street property. The mortgage loan has a principal balance of $180.0 million, bears interest at a fixed coupon rate of 5.96% and matures in June 2016. The effective interest rate on this loan is 5.98%.

During June 2006, we obtained mortgage financing for the 225 Franklin Street property. The mortgage loan has a principal balance of $225.0 million, bears interest at a fixed coupon rate of 6.19% and matures in July 2016. The effective interest rate on this loan is 6.20%.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — UNSECURED NOTES
      During the six months ended June 30, 2006, the following transactions occurred:

Unsecured Notes — Issued:
      On June 27, 2006, we issued $1.5 billion of exchangeable senior unsecured notes that mature on July 15, 2026. The notes bear interest at a fixed coupon rate of 4.00% and an effective rate of 4.11%. The notes are exchangeable into Equity Office common shares of beneficial interest (“Common Shares”), at the option of the holder, under specific circumstances or on or after July 15, 2025, at an initial exchange rate of 23.2542 shares per $1,000 principal amount of notes. This is equivalent to an initial exchange price of $43.00 per share, which represents an 18.76% premium over the $36.21 closing price of Equity Office’s stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, Common Shares or a combination thereof. If any portion of the remaining exchange value is settled in Common Shares, we would issue a corresponding number of units of partnership interest (“Units”) to Equity Office.
      On or after January 18, 2012, we may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest thereon and in certain circumstances, any additional exchange value. In addition, on January 18, 2012, July 15, 2016 and July 15, 2021 or following the occurrence of certain change in control transactions prior to January 18, 2012, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.
      We used the net proceeds from the issuance to concurrently repurchase 17.2 million of Common Shares for $622.7 million at a price of $36.21 per share (see Note 9). The remaining $847.3 million of net proceeds were used to repay indebtedness under our revolving line of credit and term loan facilities.

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollars in thousands)
February	$20	4.00%	4.24%
March	23	4.30%	4.53%
March	500,000	8.38%	7.65%
April	20	4.40%	4.71%

Total/ Weighted Average	$500,063	8.38%	7.65%

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.
NOTE 8 — LINES OF CREDIT
      During the six months ended June 30, 2006, the following transactions occurred:

Term Loans
      In January 2006, we exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to $1.0 billion. This facility bears interest at LIBOR plus 55 basis points (the spread is subject to change based

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 8 — LINES OF CREDIT — (Continued)
on our credit rating) and matures in October 2006. We incurred a fee of $1.0 million on this facility based on the outstanding balance as of June 30, 2006, which was reflected as additional interest expense in the consolidated statements of operations. To the extent the facility is outstanding on September 30, 2006, we will incur an additional fee equal to ten basis points of the outstanding balance on such date. As of June 30, 2006, $1.0 billion was outstanding under this facility.
      In February 2006, we obtained and fully drew upon a $500 million unsecured term loan facility, which had an interest rate of LIBOR plus 55 basis points and was scheduled to mature in February 2007. This facility was repaid and terminated in June 2006.
      In April 2006, we obtained and fully drew upon a $225 million unsecured term loan facility, which had an interest rate of LIBOR plus 60 basis points and was scheduled to mature in June 2006. This facility was repaid and terminated in June 2006.

Revolving Line of Credit
      As of June 30, 2006, $148.8 million was outstanding under our $1.25 billion revolving line of credit facility.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9 — PARTNERS’ CAPITAL AND MANDATORILY REDEEMABLE PREFERRED UNITS

Units
      The following table presents the changes in the issued and outstanding Units since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $31.79 per unit)(a)	(15,353,600)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.26 per unit)	(55,831)
Issued to Equity Office upon exercise of share options	1,218,350
Units redeemed for cash (at an average purchase price of $30.51 per unit)	(2,315,316)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	596,855
Units issued as compensation for Equity Office’s Board of Trustee fees	9,183

Outstanding at March 31, 2006	408,414,405
Repurchased and retired under Equity Office’s open market repurchase program or under separate authorization (at an average purchase price of $35.73 per unit)(a)	(20,240,240)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $34.36 per unit)	(46,739)
Issued to Equity Office upon exercise of share options	1,849,652
Units redeemed for cash (at an average purchase price of $32.58 per unit)	(530,220)
Issued to Equity Office related to restricted share cancellations, net of restricted shares issued to employees	(48,712)
Units issued as compensation for Equity Office’s Board of Trustee fees	8,229

Outstanding at June 30, 2006	389,406,375

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office has been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.6 billion of Common Shares through May 31, 2007. As of June 30, 2006, $296.6 million remains available to repurchase Common Shares under the program. Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program.

Equity Office also obtained separate authorization during June 2006 to repurchase an additional $450.0 million of Common Shares in connection with our $1.5 billion exchangeable unsecured note issuance (see Note 7). Of the Common Shares repurchased during the second quarter 2006, 17,196,740 Common Shares were repurchased concurrently with our issuance of the $1.5 billion exchangeable unsecured notes.

In conjunction with such repurchases, we purchased from Equity Office and retired a corresponding number of Units for an aggregate cash purchase price equal to the aggregate purchase price for all Common Share repurchases.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 —	PARTNERS’ CAPITAL AND MANDATORILY REDEEMABLE PREFERRED UNITS — (Continued)

Distributions
      The following distributions were declared with respect to the second quarter 2006:

	Distribution
	per Unit	Date Paid	Unitholder Record Date

Units	$0.33	July 17, 2006	June 30, 2006
Series B Preferred Units	$0.65625	May 15, 2006	May 1, 2006
Series G Preferred Units	$0.484375	June 15, 2006	June 1, 2006

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 10 — EARNINGS (LOSS) PER UNIT
      The following table sets forth the computation of basic and diluted earnings (loss) per unit:

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per unit amounts)	2006	2005	2006	2005

Numerator:
Income from continuing operations	$20,965	$39,523	$44,691	$124,983
Preferred distributions	(8,701)	(8,701)	(17,402)	(17,402)

Income from continuing operations available to unitholders	12,264	30,822	27,289	107,581
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $82,503, $(94,220), $116,943 and $(83,513), respectively)	85,268	(259,941)	120,979	(224,076)

Numerator for basic and diluted earnings (loss) per unit — net income (loss) available to unitholders	$97,532	$(229,119)	$148,268	$(116,495)

Denominator:
Denominator for basic earnings (loss) per unit — weighted average Units outstanding	404,009,631	451,728,242	407,335,183	450,881,385
Effect of dilutive potential units:
Units issuable upon exercise of Equity Office share options and restricted shares	4,484,429	3,881,328	4,162,053	3,219,782

Denominator for diluted earnings (loss) per unit — weighted average Units outstanding and dilutive potential units	408,494,060	455,609,570	411,497,236	454,101,167

Earnings (loss) per unit — basic:
Income from continuing operations available to unitholders	$0.03	$0.07	$0.07	$0.24
Discontinued operations	0.21	(0.58)	0.30	(0.50)

Net income (loss) available to unitholders(a)	$0.24	$(0.51)	$0.36	$(0.26)

Earnings (loss) per unit — diluted:
Income from continuing operations available to unitholders	$0.03	$0.07	$0.07	$0.24
Discontinued operations	0.21	(0.57)	0.29	(0.49)

Net income (loss) available to unitholders(a)	$0.24	$(0.50)	$0.36	$(0.26)

(a)	Net income (loss) available to unitholders per unit may not total the sum of the per unit components due to rounding.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 10 — EARNINGS (LOSS) PER UNIT — (Continued)
      The following securities were not included in the diluted earnings (loss) per unit computation because they would have had an antidilutive effect:

		For the three months		For the six months
		ended June 30,		ended June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2006	2005	2006	2005

Share options	$32.99	—	536,875	—	—
Share options	$33.30	—	—	56,504	—
Share options	$32.87	—	—	—	555,053
Series B Preferred Units(b)	$35.70	8,389,256	8,389,256	8,389,256	8,389,273

Total		8,389,256	8,926,131	8,445,760	8,944,326

(b)	The amounts shown represent the resulting Units upon conversion.
NOTE 11 — SEGMENT INFORMATION
      As discussed in Note 1, our primary business is the ownership and operation of office properties, which represents our only reportable segment. The primary financial measure that our chief operating decision makers use for our office properties is property net operating income, which represents rental revenue, tenant reimbursements, parking and other operating revenues less real estate taxes, insurance, repairs and maintenance and property operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that property net operating income is helpful to investors as a supplemental measure of our operating performance because it represents the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11 — SEGMENT INFORMATION — (Continued)
corporate furniture, fixtures and equipment that are not associated with the office property segment, but these assets are immaterial.

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2006	2005	2006	2005

Property Operating Revenues:
Rental	$664,423	$572,243	$1,328,497	$1,136,701
Tenant reimbursements	120,318	91,510	251,452	184,528
Parking	37,510	28,447	73,471	55,943
Other(a)	16,634	17,791	33,421	75,889

Total Property Operating Revenues	838,885	709,991	1,686,841	1,453,061

Property Operating Expenses:
Real estate taxes	101,146	83,304	209,101	165,764
Insurance	9,091	7,034	17,490	12,736
Repairs and maintenance	104,039	76,646	196,861	147,045
Property operating	120,103	99,548	248,501	198,187

Total Property Operating Expenses	334,379	266,532	671,953	523,732

Property Net Operating Income from Continuing Operations	$504,506	$443,459	$1,014,888	$929,329

Property Operating Margin from Continuing Operations(b)	60.1%	62.5%	60.2%	64.0%

Reconciliation of Property Net Operating Income from Continuing Operations to Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$504,506	$443,459	$1,014,888	$929,329
Add:
Fee income	1,478	3,697	2,394	8,474
Less:
Depreciation	(195,750)	(160,269)	(386,473)	(315,588)
Amortization	(32,844)	(21,475)	(69,244)	(42,612)
Ground rent	(6,758)	(5,074)	(12,616)	(10,193)
Corporate general and administrative	(16,056)	(15,218)	(33,050)	(32,391)
Impairment	—	(24,382)	—	(24,382)

Operating Income	254,576	220,738	515,899	512,637
Less:
Other expenses, primarily interest expense	(220,461)	(206,960)	(444,252)	(419,435)
Income taxes	147	(437)	(1,064)	(891)
Minority interests — partially owned properties	(13,710)	(2,499)	(26,515)	(5,527)
Add:
Income from investments in unconsolidated joint ventures	34	28,681	90	38,199
Gain on sales of real estate	379	—	533	—

Income from Continuing Operations	$20,965	$39,523	$44,691	$124,983

(a)	Other income consists primarily of income from early lease terminations and ancillary income from tenants. Income from early lease terminations was $3.0 million and $9.8 million for the three months ended June 30, 2006 and 2005, respectively, and $8.4 million and $61.9 million for the six months ended June 30, 2006 and 2005, respectively.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 12 — RELATED PARTY TRANSACTIONS
      We owned the San Felipe Plaza office property in a partnership with an affiliate of Samuel Zell, the Chairman of Equity Office’s Board of Trustees. As part of the agreements governing the initial acquisition of this property, we agreed to pay any capital gains tax incurred by the affiliate if the property was sold. As a result of the sale of this property in August 2005, we paid $1.0 million to this affiliate in May 2006, to cover its capital gains tax liability.
NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Property Acquisitions
      In May 2006, we signed an agreement to acquire the 1540 Broadway office property comprising 906,287 square feet located in New York, New York for $525.1 million. This acquisition closed on July 11, 2006.

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
      194 of our properties, consisting of 27.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 13 — COMMITMENTS AND CONTINGENCIES — (Continued)
carrying value of these properties was $6.0 billion at June 30, 2006. The restrictions on taxable dispositions are effective for periods expiring at different times through 2031. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties because we generally hold our properties for long-term investment purposes. However, where we have deemed it to be in our unitholders’ best interests to dispose of restricted properties, we have endeavored to do so, when practicable, through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.
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
(Unaudited)
NOTE 13 — COMMITMENTS AND CONTINGENCIES — (Continued)
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
(Unaudited)

NOTE 13 — COMMITMENTS AND CONTINGENCIES — (Continued)
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
NOTE 14 — SUBSEQUENT EVENTS
      The following events occurred subsequent to June 30, 2006, through August 1, 2006:
1. We entered into an amendment that increased our $1.0 billion unsecured term loan facility to $1.6 billion. We fully drew upon this additional capacity in July 2006, which increased the amount outstanding under this facility to $1.6 billion.
2. We acquired the following property:

				Effective Office Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
1540 Broadway	New York, NY	7/11/2006	1	906,287	$525,057

		Total	1	906,287	$525,057

3. We sold the following property:

				Effective Office Portfolio

		Disposition	Number of	Square	Sales
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
Centerpointe III Land	Fairfax, VA	7/20/2006	—	—	$16,500

		Total	—	—	$16,500

4. We repaid the mortgage debt that encumbered the Bayhill Office Center, prior to its scheduled maturity date, at par, for a total of $83.9 million. This mortgage debt was comprised of two notes, which had principal balances of $46.3 million and $37.6 million as of the prepayment date. These notes had coupon interest rates of 8.35% and 6.90%, respectively, and were scheduled to mature in December 2006.
5. We gave notice of our intent to repay the mortgage debt encumbering both the E.J. Randolph and Northridge I office properties in September 2006, prior to their scheduled maturity dates, at par, for a total of $24.8 million. The mortgage debt on each of these properties has a coupon interest rate of 8.19% and was scheduled to mature in January 2007.
6. One Pacific Square, an office property comprising one building and 240,338 square feet located in Portland, OR, was classified as held for sale. The investment in real estate balance, net of accumulated depreciation for

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 —	SUBSEQUENT EVENTS — (Continued)
this property is $35.9 million. This disposition is subject to certain contingencies and is expected to close in the third quarter of 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to, without limitation, future economic performance, plans and objectives of EOP Operating Limited Partnership (“EOP Partnership”) for future operations and projections of revenue and other financial items, which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or compatible terminology. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the outlook of EOP Partnership include, but are not limited to, the following: although our occupancy and market rents are increasing, we continue to experience rent roll down in certain markets, although at diminishing levels, as leases expire and are renewed at current rates and our operations may continue to be negatively impacted by the effect of increased expenses (including energy costs and repairs and maintenance expense) and higher tenant improvement and leasing costs; our long term leases cause our operating results to lag improving market conditions; our geographic market diversity may cause our operating results to be less favorable than operating results in the strongest markets; in order to continue to pay distributions to our unitholders at anticipated levels, we must borrow funds or sell assets; we were a net seller of real estate in 2005 and the first six months of 2006 and expect to continue to sell assets during the remainder of 2006, which may further reduce our income from continuing operations and funds from operations; future disposition activity may also result in gains or losses on sale of real estate, earnings dilution and impairment charges; our performance and unit value are subject to risks associated with the real estate industry; new acquisitions may fail to perform as expected; our ability to dispose of assets on terms we find acceptable will be subject to market conditions we do not control; our properties face significant competition; we face potential adverse effects from tenant bankruptcies or insolvencies; competition for acquisitions or an oversupply of properties for sale could adversely affect us; and a hurricane, earthquake or terrorist act could adversely affect our business and such losses, or other potential losses, may not be fully covered by third-party insurance.
      These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including Form 10-K filed on March 15, 2006, as amended by Part II — Item 1A of this Form 10-Q. Except with respect to material changes in such risk factors as may be reflected from time to time in our quarterly filings, we are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This MD&A is organized as follows:

I.	Executive Summary

A description of our business as well as key factors and trends that affect our business.

II.	Results of Operations

Period-to-period comparison of our results of operations for the three and six months ended June 30, 2006 and 2005.

III.	Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to our unitholders, contractual obligations, debt financing, market risk, equity securities, capital improvements, tenant improvements and leasing costs, developments, cash flows and additional items.

IV.	Critical Accounting Policies and Estimates

A review of the critical accounting policies and estimates that affect the financial statements and impact of new accounting standards.

V.	Funds From Operations

A reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP measure.

I.	Executive Summary
      Equity Office Properties Trust (“Equity Office”), our general partner, is the largest publicly traded owner and manager of office properties in the United States. We own, manage, lease and develop office properties. At June 30, 2006, we had a national office portfolio comprised of whole or partial interests in 595 office buildings located in 16 states and the District of Columbia. We own premium quality office buildings. Based on our Effective Office Portfolio, which consists of 99.4 million square feet, 39.4% and 60.6% of our properties are located in central business districts and suburban locations, respectively. At June 30, 2006, we owned buildings in 23 markets and 99 submarkets, including our 17 principal markets which are:

Atlanta	New York	San Francisco
Austin	Oakland	San Jose
Boston	Orange County	Seattle
Chicago	Portland	Stamford
Denver	Sacramento	Washington, D.C.
Los Angeles	San Diego
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
Economic Environment
      We typically experience long business cycles because our average lease term is four to six years. Accordingly, when office business fundamentals improve, our operating results tend to improve more slowly than would be the case if, for example, we re-priced a substantial percentage of our product “to market” on an annual basis. Conversely, when the fundamentals of the office business decline, our operating results do not deteriorate as quickly. Further, we have chosen to diversify our portfolio risk by operating in a large number of office markets whose conditions may not recover or deteriorate in tandem. As a result of these factors, variations in our operating results are likely to lag those in the general economy. Our operating results are also likely to vary from those generated by portfolios which are concentrated in fewer markets.
      At the present time, the office market fundamentals are generally improving from prior years. Office job growth, a principal driver of demand for our properties, has been positive for three years and is forecasted to increase modestly in 2006 in most of our principal markets. Measured over the course of the past three years, all of our principal markets have experienced positive net absorption. Occupancy has increased in most of our principal markets, and we expect most markets to show continued modest increases for the remainder of 2006. However, in a few markets with new construction deliveries, a modest decline in occupancy is possible for the remaining portion of 2006. Although construction activity in several of our markets has recently increased, such activity remains below historical levels. Within the last twelve months, construction costs have increased (including material costs which are partially driven by rising energy costs) and this may ultimately reduce new competitive supply in a number of our markets.
      Rental rates have begun to trend upwards in many of our principal markets. Although rising rents and occupancy trends are expected to positively impact our operating results over time, our results will continue to be negatively impacted by anticipated decreases in rental rates on new and renewal leases in certain of our markets as compared to expiring leases (commonly referred to as rent roll down) and the effect of increased expenses (including energy costs and repairs and maintenance expense) and higher tenant improvement and leasing costs.
Operating and Leasing Results

Operating Results for the Six Months Ended June 30, 2006
      As the economy and office markets recover, we are seeing improvements in substantially all of our markets. Rental rates on new and renewal leases continue to be below those of expiring leases across our portfolio; however occupancy and rental rates on our new leases have gradually been improving, which has offset the impact of the rent roll down. We also repositioned our portfolio by disposing of $2.7 billion of assets in 2005 which resulted in earnings dilution. Consolidated income from early lease terminations from continuing operations declined during the six months ended June 30, 2006 by $53.4 million (2005 included lease termination income from one tenant in the amount of $48.7 million) as compared to the prior year period. Also during the six months ended June 30, 2006, operating expenses increased primarily because of increased utility and repairs and maintenance costs (although a portion of such increases can be recovered from our tenants). As a result, our income from continuing operations for the six months ended June 30, 2006 was $0.07 per diluted unit, down from $0.24 per diluted unit for the comparable prior year period. Although our income from continuing operations is down, our net income available to unitholders increased from a loss of $0.26 per diluted unit for the six months ended June 30, 2005 to income of $0.36 per diluted unit for the six months ended June 30, 2006, mainly as a result of the non-cash impairment charges and losses on assets sold in 2005.
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

(Dollars in thousands)	As of January 1, 2006

Increase in investments in real estate, net of accumulated depreciation	$2,556,549
Decrease in investments in unconsolidated joint ventures	$844,591
Increase in mortgage debt, net of (discounts) of $(0.2) million	$681,986
Increase in minority interests — partially owned properties	$1,205,236
Increase in net other assets and liabilities	$175,264
Change in total partners’ capital	$—
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations, net income available to unitholders or funds from operations available to unitholders. The table below summarizes the effect on our results of operations for the three and six months ended June 30, 2006 as a result of the consolidation of these joint ventures.

	For the three months	For the six months
(Dollars in thousands)	ended June 30, 2006	ended June 30, 2006

Increase in total revenues	$101,890	$200,675
Increase in total operating expenses	$72,796	$141,546
Increase in other expense (primarily interest expense)	$7,105	$18,171
Decrease in income from investments in unconsolidated joint ventures	$11,319	$20,435
Increase in minority interests — partially owned properties	$10,670	$20,523
Change in income from continuing operations	$—	$—

Leasing Results

Occupancy
      Total square feet for leases under which tenants took occupancy during the six months ended June 30, 2006 and 2005 were 8.8 million and 10.7 million, respectively. This decrease was primarily a result of our asset dispositions, partially offset by property acquisitions. Our Effective Office Portfolio occupancy was 90.7% as of June 30, 2006, an increase from 90.4% at the end of 2005 and 87.5% at the end of 2004. The increase in occupancy since December 31, 2004 was mainly due to selling properties with low occupancy and improved leasing results. As a result of occupancy growth, our revenues have increased in recent periods. We expect occupancy to be in the 91% to 92% range by year-end 2006.

Rental Rates
      Rental rates on new leases for tenants that have taken occupancy declined during the six months ended June 30, 2006 and 2005 by 8.6% and 12.6% (on a weighted average cash basis), respectively, when compared to rates on expiring and terminating leases. Market rents began a downward trend in 2001 as vacancy rates increased across the nation. While we have recently been able to increase rental rates in most areas (market rents increased in our principal markets an estimated 7.3% since year end 2005), we expect it to take time for rental rates to improve across the portfolio since only a portion of our leases expire each year. We estimate that rental rates on our leases that are scheduled to expire during the remainder of 2006 are 5% to 10% above current market rental rates. The decline in rents to current market levels adversely affects our rental revenues. Until market rental rates increase from their current levels to the level payable under expiring leases (which we believe may not occur in a majority of our markets until mid 2007), we expect that rent roll down will reduce our rental revenues and results of operations.

Early Lease Terminations
      We had 1.2 million square feet of early lease terminations during the six months ended June 30, 2006, which compares to 2.0 million square feet (including 0.3 million from a single tenant) in the six months ended June 30, 2005. Income from early lease terminations was significantly lower in the first six months of 2006 than the first six months of 2005 primarily because of one large termination fee in the first quarter of 2005.

Tenant Improvements and Leasing Costs
      In order to retain tenants and obtain new tenants, we incur tenant improvement and leasing costs, which have been at historically high levels since 2003. Our share of such costs for the six months ended June 30, 2006 averaged $17.17 per square foot as compared to the full year 2005 average of $20.23 per square foot. We expect a significant increase in tenant improvements and leasing costs during the latter half of 2006 resulting in the average costs for all of 2006 to be between $21.50 and $23.50 per square foot. These increasing costs are due to higher construction costs across the country. Also, the repositioning of our portfolio has resulted in a higher concentration of buildings in markets that require higher tenant improvement costs.

Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented.

	For the three months ended		For the six months
	June 30,		ended June 30,

	2006	2005	2006	2005

Office Property Data for Total Office Portfolio:
Occupancy at end of period	90.7%	88.4%	90.7%	88.4%
Gross square footage for tenants whose lease term commenced during the period	3,809,418	4,692,085	8,844,682	10,699,742
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis (a,b)	$29.02	$28.60	$28.42	$27.19
Cash basis (b,c)	$27.98	$27.83	$27.61	$26.11
Gross square footage for expiring and terminated leases during the period	3,802,754	4,445,114	9,093,743	10,621,890
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis (a)	$29.47	$30.07	$29.51	$29.10
Cash basis (c)	$30.67	$30.94	$30.21	$29.89
Change in weighted average annual rent per square foot between expiring and terminated leases and leases that commenced during the period:
GAAP basis — change in annual rent per square foot	$(0.45)	$(1.47)	$(1.09)	$(1.91)
GAAP basis — percent change in annual rent per square foot	(1.5)%	(4.9)%	(3.7)%	(6.6)%
Cash basis — change in annual rent per square foot	$(2.69)	$(3.11)	$(2.60)	$(3.78)
Cash basis — percent change in annual rent per square foot	(8.8)%	(10.1)%	(8.6)%	(12.6)%

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new leases for tenants whose lease term commenced during the period may lag the market because leasing decisions typically are made one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 (as a result of rent abatements), then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). The contractual rent amounts include total base rent and estimated expense reimbursements from tenants before any adjustments for rent abatements and contractual increases or decreases in rent. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.
Investment Activity
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold, on an Effective Office Portfolio basis, $2.7 billion of assets and acquired $1.4 billion of assets. During the six months ended June 30, 2006 we sold $417.4 million of assets comprising 2.7 million square feet and acquired five buildings, one vacant land parcel, one development property and one other investment for $165.1 million. Our portfolio is comprised of premium quality office buildings in diverse geographic markets. More than 96.7% of our assets (based on total square feet) are currently located in our 17 principal markets.
      We continually evaluate our portfolio on both a property-by-property and a market basis and are focused on maximizing the value and total return of every asset. There are times when market conditions or asset management strategy warrants selling properties in our principal markets. We expect to continue to take advantage of market opportunities and to engage in further sales based on market conditions and achieving our return criteria. On August 1, 2006, we announced that we are exploring the sale of $2.0 billion to $2.5 billion of additional assets over the next six to 12 months. Dispositions under consideration include certain assets in principal markets such as Chicago, Denver and Northern California. As a part of this strategy, we may also exit the Atlanta market over time. While we expect to recognize an overall net gain from any such dispositions should they occur, the decision to sell certain assets may require material non-cash impairment charges in the third quarter and perhaps in subsequent quarters.
      We may continue to use disposition proceeds, in part, for acquisitions, capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Equity Office’s common shares of beneficial interest (“Common Shares”) and units of partnership interest (“Units”). When we sell assets in the future, we may recognize gains, losses or impairment charges, and may experience earnings dilution. Ultimately, the amount and duration of dilution, if any, from asset sales will depend upon the manner in which we redeploy our capital over time. We believe any short-term earnings dilution is outweighed by our improved prospects for long-term growth.
      Since 2003, on a net square footage basis, we have decreased our Total Office Portfolio by more than 16 million square feet, or 13%, and reduced our number of markets by nine. We recently announced a significant realignment with the objective of bringing our corporate and property operating general and administrative costs further in line with our reduced size. The changes include moving from a regional to a functional structure. We will continue to centralize operations with the primary focus on the three key functions of our business — property management, leasing and asset management. As a result of the realignment, we anticipate recording a severance charge of $30 million in the second half of 2006 with the majority being recognized in the third quarter.
      We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions or other sources of capital into acquisitions and developments which we expect to meet our return criteria. While the current commercial real estate market has provided us with favorable valuations for assets we have sold, this same market has also created an extremely competitive atmosphere for acquiring properties. Most of the properties we acquired during the first six months of 2006 had average occupancy rates lower than our weighted average portfolio occupancy. We acquired these properties, however, because they were attractively priced, located in our principal markets and have growth potential that we believe will make them accretive to our earnings over the long term.
      As of June 30, 2006, our overall debt levels increased $1.8 billion as compared to December 31, 2005, mainly as a result of funds used for Common Share repurchases and the JV Consolidation, which totaled $682.0 million (our share of which is $306.9 million). Equity Office repurchased 35.6 million Common Shares (at an average purchase price of $34.03 per share for $1.2 billion) and redeemed 2.8 million Units (at an average purchase price of $30.89 per Unit for $87.9 million). Included in these amounts are 17.2 million Common Shares repurchased concurrently with the June 2006 issuance of $1.5 billion of exchangeable senior unsecured notes.
Liquidity and Capital Resources
      As discussed later in the Liquidity and Capital Resources section, for 2006 we anticipate that our net cash flow provided by operating activities will be insufficient to meet all of our cash requirements including capital improvements, tenant improvements and leasing costs as well as distributions to our unitholders and that we will cover the shortfall with proceeds primarily from financing activities and asset sales.
II.   Results of Operations
Period-to-Period Comparisons
      The financial results presented in the consolidated statements of operations show significant changes from period-to-period. Our period-to-period financial results may not be comparable because we acquire and dispose of properties on an ongoing basis. We have also consolidated properties (that we previously recorded under the equity method) as a result of the JV Consolidation. During 2005, we completed a significant amount of disposition activity which resulted in earnings dilution. The net income for properties sold and properties held for sale (including all revenue and expense line items) is included in Discontinued Operations. See Item 1 — Note 4 for more information, including the results of operations for the properties classified as Discontinued Operations.

      Below is a summary of changes in our Total Office Portfolio and our Effective Office Portfolio:

		Square Feet

		Total Office	Effective Office
	Buildings	Portfolio	Portfolio

Properties owned as of:
December 31, 2004	698	125,713,245	115,279,743
Acquisitions	55	3,959,956	3,959,956
Development placed in service	1	115,340	115,340
Dispositions	(131)	(18,275,376)	(17,644,205)
Property taken out of service(a)	(1)	(61,825)	(61,825)
Building remeasurements	—	57,713	59,282

December 31, 2005	622	111,509,053	101,708,291
Acquisitions	3	374,763	374,763
Dispositions	(10)	(783,629)	(783,629)
Building remeasurements and other	—	22,133	(15,081)

March 31, 2006	615	111,122,320	101,284,344
Acquisitions	2	273,535	273,535
Development placed in service	1	93,349	93,349
Dispositions	(20)	(1,884,483)	(1,884,483)
Property taken out of service(a)	(1)	(313,333)	(313,333)
Building remeasurements and other	(2)	(94,660)	(71,162)

June 30, 2006	595	109,196,728	99,382,250

(a)	The properties taken out of service represent office properties we are no longer attempting to lease which may be redeveloped or sold in the future.
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

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 499 consolidated office properties and six unconsolidated joint venture properties acquired or placed in service on or prior to April 1, 2005.

							Same Store
	For the three months ended			For the three months ended			Portfolio Change		Total Company
	June 30, 2006			June 30, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Revenues:
Property operating revenues	$701,009	$137,876	$838,885	$699,389	$10,602	$709,991	$1,620	0.2%	$128,894	18.2%
Fee income	—	1,478	1,478	—	3,697	3,697	—	—	(2,219)	(60.0)

Total revenues	701,009	139,354	840,363	699,389	14,299	713,688	1,620	0.2	126,675	17.7

Expenses:
Depreciation and amortization	183,201	45,393	228,594	173,714	8,030	181,744	(9,487)	(5.5)	(46,850)	(25.8)
Real estate taxes	79,767	21,379	101,146	81,569	1,735	83,304	1,802	2.2	(17,842)	(21.4)
Insurance	6,652	2,439	9,091	6,747	287	7,034	95	1.4	(2,057)	(29.2)
Repairs and maintenance	83,360	20,679	104,039	75,049	1,597	76,646	(8,311)	(11.1)	(27,393)	(35.7)
Property operating	103,842	16,261	120,103	97,558	1,990	99,548	(6,284)	(6.4)	(20,555)	(20.6)
Ground rent	6,169	589	6,758	4,992	82	5,074	(1,177)	(23.6)	(1,684)	(33.2)
Corporate general and administrative(a)	—	16,056	16,056	—	15,218	15,218	—	—	(838)	(5.5)
Impairment	—	—	—	4,204	20,178	24,382	4,204	100.0	24,382	100.0

Total expenses	462,991	122,796	585,787	443,833	49,117	492,950	(19,158)	(4.3)	(92,837)	(18.8)

Operating income	238,018	16,558	254,576	255,556	(34,818)	220,738	(17,538)	(6.9)	33,838	15.3

Other income (expense):
Interest and dividend income	2,020	3,943	5,963	2,118	1,448	3,566	(98)	(4.6)	2,397	67.2
Interest expense(b)	(41,433)	(184,991)	(226,424)	(47,125)	(163,401)	(210,526)	5,692	12.1	(15,898)	(7.6)

Total other income (expense)	(39,413)	(181,048)	(220,461)	(45,007)	(161,953)	(206,960)	5,594	12.4	(13,501)	(6.5)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	198,605	(164,490)	34,115	210,549	(196,771)	13,778	(11,944)	(5.7)	20,337	147.6
Income taxes	(368)	515	147	(71)	(366)	(437)	(297)	(418.3)	584	133.6
Minority Interests:
Partially owned properties	(3,040)	(10,670)	(13,710)	(2,499)	—	(2,499)	(541)	(21.6)	(11,211)	(448.6)
Income from investments in unconsolidated joint ventures (including (loss) gain on sales of real estate of $(91) and $17,376, respectively)	162	(128)	34	(69)	28,750	28,681	231	334.8	(28,647)	(99.9)
Gain on sales of real estate	347	32	379	—	—	—	347	—	379	—

Income from continuing operations	195,706	(174,741)	20,965	207,910	(168,387)	39,523	(12,204)	(5.9)	(18,558)	(47.0)
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $82,503 and $(94,220), respectively)	—	85,268	85,268	—	(259,941)	(259,941)	—	—	345,209	132.8

Net income (loss)	$195,706	$(89,473)	$106,233	$207,910	$(428,328)	$(220,418)	$(12,204)	(5.9)%	$326,651	148.2%

Same Store
For the three months ended	For the three months ended	Portfolio Change	Total Company
June 30, 2006	June 30, 2005	Favorable/	Change Favorable/
(Unfavorable)	(Unfavorable)
Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Selected Items from Continuing Operations:
Property net operating income(c)	$427,388	$77,118	$504,506	$438,466	$4,993	$443,459	$(11,078)	(2.5)%	$61,047	13.8%

Property operating margin(c,d)	61.0%	55.9%	60.1%	62.7%	47.1%	62.5%	(1.7)%	(2.4)%

Deferred rental revenue	$5,520	$3,129	$8,649	$14,839	$646	$15,485	$(9,319)	(62.8)%	$(6,836)	(44.1)%

Income from early lease terminations	$2,917	$53	$2,970	$9,825	$—	$9,825	$(6,908)	(70.3)%	$(6,855)	(69.8)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 1 — Note 11 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio increased primarily because of increased occupancy and an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants), partially offset by a decrease in income from early lease terminations and the effect of the rent roll down. Same store occupancy increased from 89.5% at March 31, 2005 to 91.1% at June 30, 2006.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, consolidations and developments, which accounted for $127.3 million of the increase ($97.1 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $37.4 million of the increase ($25.6 million of which was due to the JV Consolidation), and the increases in the Same Store Portfolio, as explained above.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased primarily due to a reduction of prior year taxes due to successful appeals, partially offset by increases in taxes at other properties. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $19.6 million of the increase ($15.1 million of which was due to the

JV Consolidation). This increase in real estate taxes was partially offset by the decrease in the Same Store Portfolio, as explained above.

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
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $19.1 million of the increase ($15.2 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.

Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $4.1 million attributable to higher utility rates and increased occupancy and increased payroll expenses. We anticipate that utility costs will increase in the coming quarters when compared to historical costs if utility rates and the occupancy levels of our properties continue to increase. A portion of such expenses will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $14.3 million of the increase ($11.1 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.
      In conjunction with our recently announced realignment, we anticipate recording a severance charge of $30 million (primarily in property operating general and administrative expense) in the second half of 2006 with the majority being recognized in the third quarter.

Impairment
      Refer to Item 1 — Note 4.

Interest Expense
      Interest expense in the Same Store Portfolio decreased primarily because of mortgage debt repayments.
      Interest expense for the Total Company increased primarily as a result of increased indebtedness used for Common Share and Unit repurchases during 2005 and 2006 and the JV Consolidation (which accounted for $7.7 million of the increase). The increase in interest expense was partially offset by the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. In addition, capitalized interest increased $6.6 million due to an increase in development activity (capitalized interest has the effect of reducing overall interest expense). As of June 30, 2006, 89% of our total debt was at a fixed interest rate and our weighted average interest rate on consolidated debt was 6.33% compared to 6.68% at June 30, 2005. Our fixed to floating debt ratio will fluctuate periodically based on, among other things, our capital transaction activities, including acquisitions, dispositions, Common Share repurchases and debt maturities.

Minority Interest — Partially Owned Properties
      Income allocated to minority interests in partially owned properties for the Total Company increased primarily because of the JV Consolidation, which accounted for $10.7 million of the increase.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures for the Total Company decreased primarily because of the 2005 sales of our interests in three properties, which accounted for $18.4 million (consisting primarily of gain on sale of assets) of the decrease, and the JV Consolidation, which accounted for $10.0 million of the decrease.

Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 1 — Note 4 for additional information regarding discontinued operations.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 495 consolidated office properties and six unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2005.

							Same Store
	For the six months ended			For the six months ended			Portfolio Change		Total Company
	June 30, 2006			June 30, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Revenues:
Property operating revenues	$1,407,602	$279,239	$1,686,841	$1,432,832	$20,229	$1,453,061	($25,230)	(1.8)%	$233,780	16.1%
Fee income	—	2,394	2,394	—	8,474	8,474	—	—	(6,080)	(71.7)

Total revenues	1,407,602	281,633	1,689,235	1,432,832	28,703	1,461,535	(25,230)	(1.8)	227,700	15.6

Expenses:
Depreciation and amortization	358,954	96,763	455,717	343,411	14,789	358,200	(15,543)	(4.5)	(97,517)	(27.2)
Real estate taxes	165,336	43,765	209,101	161,863	3,901	165,764	(3,473)	(2.1)	(43,337)	(26.1)
Insurance	12,472	5,018	17,490	12,145	591	12,736	(327)	(2.7)	(4,754)	(37.3)
Repairs and maintenance	158,391	38,470	196,861	143,888	3,157	147,045	(14,503)	(10.1)	(49,816)	(33.9)
Property operating	215,171	33,330	248,501	194,586	3,601	198,187	(20,585)	(10.6)	(50,314)	(25.4)
Ground rent	11,372	1,244	12,616	10,031	162	10,193	(1,341)	(13.4)	(2,423)	(23.8)
Corporate general and administrative(a)	—	33,050	33,050	—	32,391	32,391	—	—	(659)	(2.0)
Impairment	—	—	—	4,204	20,178	24,382	4,204	100.0	24,382	100.0

Total expenses	921,696	251,640	1,173,336	870,128	78,770	948,898	(51,568)	(5.9)	(224,438)	(23.7)

Operating income	485,906	29,993	515,899	562,704	(50,067)	512,637	(76,798)	(13.6)	3,262	0.6

Other income (expense):
Interest and dividend income	3,021	6,307	9,328	4,290	2,368	6,658	(1,269)	(29.6)	2,670	40.1
Interest expense(b)	(80,336)	(373,244)	(453,580)	(100,113)	(325,980)	(426,093)	19,777	19.8	(27,487)	(6.5)

Total other income (expense)	(77,315)	(366,937)	(444,252)	(95,823)	(323,612)	(419,435)	18,508	19.3	(24,817)	(5.9)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	408,591	(336,944)	71,647	466,881	(373,679)	93,202	(58,290)	(12.5)	(21,555)	(23.1)
Income taxes	(372)	(692)	(1,064)	(375)	(516)	(891)	3	0.8	(173)	(19.4)

							Same Store
	For the six months ended			For the six months ended			Portfolio Change		Total Company
	June 30, 2006			June 30, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Minority Interests:
Partially owned properties	(5,991)	(20,524)	(26,515)	(5,527)	—	(5,527)	(464)	(8.4)	(20,988)	(379.7)
Income from investments in unconsolidated joint ventures (including (loss) gain on sales of real estate of $(91) and $17,376, respectively)	194	(104)	90	406	37,793	38,199	(212)	(52.2)	(38,109)	(99.8)
Gain on sales of real estate	347	186	533	—	—	—	347	—	533	—

Income from continuing operations	402,769	(358,078)	44,691	461,385	(336,402)	124,983	(58,616)	(12.7)	(80,292)	(64.2)
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $116,943 and $(83,513), respectively)	—	120,979	120,979	—	(224,076)	(224,076)	—	—	345,055	154.0

Net income (loss)	$402,769	$(237,099)	$165,670	$461,385	$(560,478)	$(99,093)	$(58,616)	(12.7)%	$264,763	267.2%

Selected Items from Continuing Operations:
Property net operating income(c)	$856,232	$158,656	$1,014,888	$920,350	$8,979	$929,329	$(64,118)	(7.0)%	$85,559	9.2%

Property operating margin(c,d)	60.8%	56.8%	60.2%	64.2%	44.4%	64.0%		(3.4)%		(3.8)%

Deferred rental revenue	$13,837	$7,291	$21,128	$31,124	$1,134	$32,258	$(17,287)	(55.5)%	$(11,130)	(34.5)%

Income from early lease terminations	$6,514	$1,918	$8,432	$61,874	$(1)	$61,873	$(55,360)	(89.5)%	$(53,441)	(86.4)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 1 — Note 11 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations of $55.4 million, of which $48.7 million related to a single tenant during the first half of 2005, and the effect of the rent roll down. The decrease was partially offset by increased occupancy and an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants). Same store occupancy increased from 89.5% at December 31, 2004 to 91.1% at June 30, 2006.

      Property operating revenues in the Total Company increased primarily because of property acquisitions, consolidations and developments, which accounted for $259.0 million of the increase ($191.1 million of which was due to the JV Consolidation). This increase in property operating revenues was partially offset by the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $82.0 million of the increase ($50.7 million of which was due to the JV Consolidation), and the increases in the Same Store Portfolio, as explained above.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio increased primarily due to property tax increases on certain properties, partially offset by a reduction of prior year taxes due to successful appeals recorded in the second quarter of 2006. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $39.9 million of the increase ($30.5 million of which was due to the JV Consolidation), and the increase in the Same Store Portfolio, as explained above.

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
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, consolidations and developments, which accounted for $35.3 million of the increase ($27.9 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.

Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $11.9 million attributable to higher utility rates and increased occupancy and increased payroll expenses. We anticipate that utility costs will increase in the coming quarters when compared to historical costs if utility rates and the occupancy levels of our properties continue to increase. A portion of such expenses will be recoverable from tenants. In addition, we incurred severance expense of $3.1 million in 2006 and $2.8 million in 2005.
      Property operating expenses in the Total Company increased because of property acquisitions, consolidations and developments, which accounted for $29.7 million of the increase ($21.3 million of which was due to the JV Consolidation), and increases in the Same Store Portfolio, as explained above.
      In conjunction with our recently announced realignment, we anticipate recording a severance charge of $30 million (primarily in property operating general and administrative expense) in the second half of 2006 with the majority being recognized in the third quarter.

Impairment
      Refer to Item 1 — Note 4.

Interest Expense
      Interest expense in the Same Store Portfolio decreased primarily because of mortgage debt repayments.
      Interest expense for the Total Company increased primarily as a result of increased indebtedness used for Common Share and Unit repurchases during 2005 and 2006 and the JV Consolidation (which accounted for $19.2 million of the increase). The increase in interest expense was partially offset by the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. In addition, capitalized interest increased $7.0 million due to an increase in development activity (capitalized interest has the effect of reducing overall interest expense). As of June 30, 2006, 89% of our total debt was at a fixed interest rate and our weighted average interest rate on consolidated debt was 6.33% compared to 6.68% at June 30, 2005. Our fixed to floating debt ratio will fluctuate periodically based on, among other things, our capital transaction activities, including acquisitions, dispositions, Common Share repurchases and debt maturities.

Minority Interest — Partially Owned Properties
      Income allocated to minority interests in partially owned properties for the Total Company increased primarily because of the JV Consolidation, which accounted for $20.5 million of the increase.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures for the Total Company decreased primarily because of the 2005 sales of our interests in three properties, which accounted for $19.9 million (consisting primarily of gain on sale of assets) of the decrease, and the JV Consolidation, which accounted for $17.5 million of the decrease.

Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 1 — Note 4 for additional information regarding discontinued operations.
III. Liquidity and Capital Resources
Liquidity
      Net cash provided by operating activities is primarily dependent upon occupancy levels of our properties, rental rates on our leases and our level of operating and other expenses. Our primary sources of liquidity to fund cash requirements include cash provided by operating activities, borrowings against our lines of credit, other unsecured notes and proceeds from asset sales. Cash requirements include capital improvements, tenant improvements, leasing costs, distributions to our unitholders and minority interest in partially owned properties, repurchases of our securities and acquisition and development costs.
      Our ability to draw upon our lines of credit and to incur additional indebtedness is dependent in part on our compliance with various financial and other covenants as required by existing indentures. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to satisfy these covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, the interest charged on the lines of credit could increase and we may not be able to access other sources of financing. Moodys, Standard & Poor’s and Fitch provide credit ratings on EOP Partnership. If two or more of these agencies downgrade our credit ratings, the interest rate charged on our lines of credit will increase. In addition, the interest rate associated with any future financings is likely to be higher due to a decline in our credit ratings. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating).
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold, on an Effective Office Portfolio basis, $2.7 billion of assets and acquired $1.4 billion of assets. During the six months ended June 30, 2006 we sold $417.4 million of assets comprising 2.7 million square feet and acquired five buildings, one vacant land parcel, one development property and one other investment for $165.1 million. We expect to continue to take advantage of market opportunities and to engage in further sales based on market conditions and achieving our return criteria. On August 1, 2006, we announced that we are exploring the sale of $2.0 billion to $2.5 billion of additional assets over the next six to 12 months. Dispositions under consideration include certain assets in principal markets such as Chicago, Denver and Northern California. As a part of this strategy, we may also exit the Atlanta market over time. While we expect to recognize an overall net gain from any such dispositions should they occur, the decision to sell certain assets may require material non-cash impairment charges in the third quarter and perhaps in subsequent quarters. We may continue to use disposition proceeds, in part, for acquisitions, capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Common Shares and Units.
      As of June 30, 2006, our overall debt levels increased $1.8 billion as compared to December 31, 2005, mainly as a result of funds used for Common Share repurchases and the JV Consolidation, which totaled $682.0 million (our share of which is $306.9 million). Equity Office repurchased 35.6 million Common Shares (at an average purchase price of $34.03 per share for $1.2 billion) and redeemed 2.8 million Units (at an average purchase price of $30.89 per Unit for $87.9 million). Included in these amounts are 17.2 million Common Shares repurchased concurrently with the June 2006 issuance of $1.5 billion of exchangeable senior unsecured notes.
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
      Reduced rental rates, reduced revenues as a result of asset sales and increased operating expenses (including utilities and repairs and maintenance) have reduced our net cash provided by operating activities. In addition, tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions, higher construction costs and location of the portfolio. We anticipate that net cash provided by operating activities will be insufficient to satisfy all our cash needs including capital improvements, tenant improvement and leasing costs and distributions to our unitholders in 2006 and that we will cover the shortfall with proceeds primarily from financing activities and asset sales. Equity Office’s Board declared distributions on Units for the second quarter 2006 at $0.33 per Unit. Although we anticipate a shortfall during 2006, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of June 30, 2006, we had $1.3 billion of debt maturing in the remainder of 2006. Because REIT rules for federal income tax purposes require Equity Office to distribute 90% of its taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with borrowings and proceeds from asset sales, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.

      We believe that net cash provided by operating activities, proceeds from existing or future lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2006.
Distributions
      In the second quarter 2006, distributions were paid on the preferred units as reflected below:

			Total Distributions
	Quarterly	Annual
	Distribution	Distribution	For the three months	For the six months
Security	per Unit	per Unit	ended June 30, 2006	ended June 30, 2006

			(Dollars in thousands)
Series B Preferred Units	$0.65625	$2.625	$3,931	$7,862
Series G Preferred Units	$0.484375	$1.9375	$4,117	$8,234
      Equity Office’s Board of Trustees also declared distributions on Units for the first and second quarter at the rate of $0.33 per Unit per quarter.
Contractual Obligations
      As of June 30, 2006, we were subject to certain material contractual payment obligations as shown in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

(Dollars in thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Mortgage debt(a)	$3,436,981	$194,526	$267,127	$219,699	$634,352	$449,654	$1,671,623
Unsecured notes(a)	10,056,493	152,924	988,523	490,333	862,475	1,564,207	5,998,031
Lines of Credit	1,148,800	1,000,000	—	—	148,800	—	—
Series B Preferred Units	299,497	—	—	299,497	—	—	—
Share of mortgage debt of unconsolidated joint ventures	165,762	1,066	2,245	2,403	9,922	3,297	146,829
Consolidated operating lease obligations(b)	1,385,635	11,596	23,401	23,137	22,927	23,015	1,281,559

Total Contractual Obligations	$16,493,168	$1,360,112	$1,281,296	$1,035,069	$1,678,476	$2,040,173	$9,098,042

(a)	Balance excludes net discounts and premiums.

(b)	Represents payments due under long-term leases in which we are the lessee of ground parcels and air rights associated with our office properties.
      In addition to the contractual payment obligations shown in the table above, we also have various properties under development for which we expect to incur an additional $636 million of costs through 2008. As of June 30, 2006, we are subject to $79 million of payment obligations under our development contracts, which will be paid as costs are incurred through 2007. For a complete listing of properties currently under development, refer to Developments in Process in this MD&A.

Derivative Financial Instruments
      As of June 30, 2006, we had no outstanding derivative financial instruments.

Energy Contracts
      In an ongoing effort to control energy costs, we have entered into contracts for the purchase of gas or electricity for certain properties in states which have deregulated energy markets. Typically, the terms of the contracts range from one to three years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage and the timing of energy usage during the period. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be significant. As these contracts expire, we will be subject to market pricing which could have the effect of increasing our energy costs.

Off-Balance Sheet Arrangements
      As listed above, our share of mortgage debt of unconsolidated joint ventures is $165.8 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      See Item 1 — Note 13 for information regarding any commitments to acquire properties.

Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$3,256,183	$1,988,377
Unsecured notes	9,787,104	8,787,620

Total	13,043,287	10,775,997

Variable rate(a):
Mortgage debt	175,821	175,821
Unsecured notes and lines of credit	1,393,800	1,876,000

Total	1,569,621	2,051,821

Total	$14,612,908	$12,827,818

Percent of total debt:
Fixed rate	89.3%	84.0%
Variable rate(a)	10.7%	16.0%

Total	100.0%	100.0%

Mortgage debt	23.5%	16.9%
Unsecured notes and lines of credit	76.5%	83.1%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	6.51%	7.01%
Unsecured notes	6.35%	6.80%

Effective interest rate	6.39%	6.84%

Variable rate(a):
Mortgage debt	5.93%	5.17%
Unsecured notes and lines of credit	5.85%	5.02%

Effective interest rate	5.86%	5.03%

Total	6.33%	6.55%

(a)	The interest rates for the variable rate debt are based on various spreads over LIBOR.

Unconsolidated Joint Venture Debt
      The table below summarizes our share of unconsolidated joint venture debt, which consists solely of mortgage debt:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Balance (includes discounts and premiums):
Fixed rate	$164,409	$472,372
Variable rate	1,353	1,353

Total	$165,762	$473,725

Effective interest rate at end of period:
Fixed rate	5.41%	5.47%
Variable rate	11.14%	10.40%

Total	5.46%	5.48%

Mortgage Debt
      During the six months ended June 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(7,753)
Consolidation of mortgage debt	682,222
Mortgage financing	180,000

Balance at March 31, 2006(a)	3,023,852
Scheduled principal amortization prior to maturity	(7,071)
Mortgage financings	405,000
Assumed through a property acquisition	15,200

Balance at June 30, 2006(a)	$3,436,981

(a)	Excludes net discounts on mortgage debt of $5.2 million, $5.2 million and $5.0 million as of December 31, 2005, March 31, 2006 and June 30, 2006, respectively.
      See Item 1 — Note 6 for more information on our mortgage debt.

Unconsolidated Joint Venture Mortgage Debt
      During the six months ended June 30, 2006, our share of the transactions for unconsolidated joint venture mortgage debt was as follows:

(Dollars in thousands)

Balance at December 31, 2005	$473,725
Scheduled principal amortization prior to maturity	(549)
Consolidation of mortgage debt	(306,902)

Balance at March 31, 2006	166,274
Scheduled principal amortization prior to maturity	(512)

Balance at June 30, 2006	$165,762

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
     Lines of Credit

Term Loans
      In January 2006, we exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to $1.0 billion. This facility bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and matures in October 2006. We incurred a fee of $1.0 million on this facility based on the outstanding balance as of June 30, 2006, which was reflected as additional interest expense in the consolidated statements of operations. To the extent the facility is outstanding on September 30, 2006, we will incur an additional fee equal to ten basis points of the outstanding balance on such date. As of June 30, 2006, $1.0 billion was outstanding under this facility. Subsequent to June 30, 2006, we entered into an amendment that increased our $1.0 billion unsecured term loan facility to $1.6 billion. We fully drew upon this additional capacity in July 2006, which increased the amount outstanding under this facility to $1.6 billion.
      In February 2006, we obtained and fully drew upon a $500 million unsecured term loan facility, which had an interest rate of LIBOR plus 55 basis points and was scheduled to mature in February 2007. This facility was repaid and terminated in June 2006.
      In April 2006, we obtained and fully drew upon a $225 million unsecured term loan facility, which had an interest rate of LIBOR plus 60 basis points and was scheduled to mature in June 2006. This facility was repaid and terminated in June 2006.

Revolving Line of Credit
      As of June 30, 2006, $148.8 million was outstanding under our $1.25 billion revolving line of credit facility, which had an interest rate of LIBOR plus 60 basis points and an annual facility fee of 20 basis points, or $2.5 million. This facility matures in August 2009 and we have one option to extend the maturity date for an additional year for an extension fee of $1.875 million. We are in the process of renegotiating our $1.25 billion revolving line of credit facility, which may result in an increase in the facility amount and changes to our financial covenants. We expect to complete these renegotiations in the third quarter of 2006, subject to mutual agreement of the parties involved.
      We use our lines of credit and proceeds from other unsecured notes, together with net cash provided by operating activities and proceeds generated from asset sales, to fund capital improvements, tenant improvement and leasing costs, distributions to our unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our lines of credit is subject to ongoing fluctuation and amounts outstanding under the lines of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the lines of credit.

Unsecured Notes
      During the six months ended June 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$9,056,556
Repayments	(500,043)

Balance at March 31, 2006(a)	8,556,513
Issuance	1,500,000
Repayments	(20)

Balance at June 30, 2006(a)	$10,056,493

(a)	Excludes net discounts of $23.9 million, $24.6 million and $24.4 million at December 31, 2005, March 31, 2006 and June 30, 2006, respectively.
      See Item 1 — Note 7 for more information on our unsecured notes.
      As of June 30, 2006, $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain financial ratios. As of June 30, 2006, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated maturity date.

Market Risk
      Since December 31, 2005 there were no material changes in the information regarding market risk that was provided in Form 10-K for the year ended December 31, 2005.

Equity Securities
      The following table presents the changes in the issued and outstanding Units since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $31.79 per unit)(a)	(15,353,600)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.26 per unit)	(55,831)
Issued to Equity Office upon exercise of share options	1,218,350
Units redeemed for cash (at an average purchase price of $30.51 per unit)	(2,315,316)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	596,855
Units issued as compensation for Equity Office’s Board of Trustees fees	9,183

Outstanding at March 31, 2006	408,414,405
Repurchased and retired under Equity Office’s open market repurchase program or under separate authorization (at an average purchase price of $35.73 per unit)(a)	(20,240,240)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $34.36 per unit)	(46,739)
Issued to Equity Office upon exercise of share options	1,849,652
Units redeemed for cash (at an average purchase price of $32.58 per unit)	(530,220)
Issued to Equity Office related to restricted share cancellations, net of restricted shares issued to employees	(48,712)
Units issued as compensation for Equity Office’s Board of Trustees fees	8,229

Outstanding at June 30, 2006	389,406,375

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office has been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.6 billion of Common Shares through May 31, 2007. As of June 30, 2006, $296.6 million remains available to repurchase Common Shares under the program. Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program.

Equity Office also obtained separate authorization during June 2006 to repurchase an additional $450.0 million of Common Shares in connection with our $1.5 billion exchangeable unsecured note issuance (see Item 1 — Note 7). Of the Common Shares repurchased during the second quarter 2006, 17,196,740 Common Shares were repurchased concurrently with our issuance of the $1.5 billion exchangeable unsecured notes.

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
Capital Improvements, Tenant Improvements and Leasing Costs
     Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized and depreciated over the improvement’s useful life. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including construction costs, tenant improvements, leasing commissions, capitalized interest and operating costs incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended June 30,

	2006			2005

			Consolidated			Consolidated
		Consolidated	Joint		Consolidated	Joint
	Wholly-	Joint	Ventures	Wholly-	Joint	Ventures
	Owned	Ventures	(JV Partner	Owned	Ventures	(JV Partner
(Dollars in thousands)	Properties	(Our Share)	Share)	Properties	(Our Share)	Share)

Capital Improvements:
Capital improvements	$22,564	$2,134	$3,651	$10,848	$540	$14
Development costs and redevelopment costs	38,508	—	—	3,610	—	—

Total capital improvements	$61,072	$2,134	$3,651	$14,458	$540	$14

	For the six months ended June 30,

	2006			2005

			Consolidated			Consolidated
		Consolidated	Joint		Consolidated	Joint
	Wholly-	Joint	Ventures	Wholly-	Joint	Ventures
	Owned	Ventures	(JV Partner	Owned	Ventures	(JV Partner
(Dollars in thousands)	Properties	(Our Share)	Share)	Properties	(Our Share)	Share)

Capital Improvements:
Capital improvements	$33,957	$2,722	$3,789	$15,145	$802	$18
Development costs and redevelopment costs	55,857	—	—	4,695	—	—

Total capital improvements	$89,814	$2,722	$3,789	$19,840	$802	$18

      During 2005 and the first six months of 2006, we increased our spending for capital improvements as part of a program to maintain high levels of quality in our properties. We anticipate continuing to spend at similar or higher levels in the remainder of 2006 as a result of planned projects.

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

      The amounts shown below represent total tenant improvements and leasing costs for tenants who commenced occupancy during the respective period shown.

	For the three months ended June 30,

	2006		2005

	Tenant	Weighted	Tenant	Weighted
	Improvement	Average Cost	Improvement	Average Cost
	and Leasing	per Square	and Leasing	per Square
(Dollars in thousands, except per square foot amounts)	Costs	Foot Leased	Costs	Foot Leased

Wholly-Owned Properties:
Renewals	$11,024	$8.66	$16,685	$11.33

Retenanted
Vacant for less than 12 months	26,880	19.81	29,480	19.46
Vacant longer than 12 months	17,491	28.45	18,022	26.76

Total Retenanted	44,371	22.50	47,502	21.71

Total/ Weighted Average	55,395	17.07	64,187	17.53

Consolidated Joint Ventures (Our Share):
Renewals	754	7.07	21,783	45.72

Retenanted
Vacant for less than 12 months	2,745	26.92	2,597	33.80
Vacant longer than 12 months	3,251	56.75	1,255	37.44

Total Retenanted	5,996	37.65	3,852	34.90

Total/ Weighted Average	6,750	25.39	25,635	43.69

Consolidated Joint Ventures (JV Partner Share):
Renewals	296	7.13	44	7.69

Retenanted
Vacant for less than 12 months	3,941	34.93	68	29.27
Vacant longer than 12 months	1,966	44.78	48	35.90

Total Retenanted	5,907	37.69	116	31.68

Total/ Weighted Average	6,203	31.29	160	17.10

Unconsolidated Joint Ventures (Our Share):
Renewals	67	12.46	517	12.41

Retenanted
Vacant for less than 12 months	765	61.91	2,657	32.62
Vacant longer than 12 months	1,164	38.38	3,238	52.52

Total Retenanted	1,929	45.19	5,895	41.20

Total/ Weighted Average	1,996	41.49	6,412	34.71

Totals:
Our share of Total/ Weighted Average	64,141	18.02	96,234	21.71
JV partners’ share of Total/ Weighted Average	6,203	31.29	160	17.10

Total/ Weighted Average	$70,344	$18.72	$96,394	$21.70

	For the six months ended June 30,

	2006		2005

	Tenant	Weighted	Tenant	Weighted
	Improvement	Average Cost	Improvement	Average Cost
	and Leasing	per Square	and Leasing	per Square
(Dollars in thousands, except per square foot amounts)	Costs	Foot Leased	Costs	Foot Leased

Wholly-Owned Properties:
Renewals	$29,985	$8.93	$47,462	$11.08

Retenanted
Vacant for less than 12 months	62,043	21.16	51,477	19.05
Vacant longer than 12 months	28,564	26.59	44,299	28.10

Total Retenanted	90,607	22.61	95,776	22.38

Total/ Weighted Average	120,592	16.38	143,238	16.73

Consolidated Joint Ventures (Our Share):
Renewals	5,642	13.01	22,291	41.82

Retenanted
Vacant for less than 12 months	7,826	28.31	8,199	17.83
Vacant longer than 12 months	4,814	50.30	1,477	33.50

Total Retenanted	12,640	33.97	9,676	19.20

Total/ Weighted Average	18,282	22.69	31,967	30.83

Consolidated Joint Ventures (JV Partner Share):
Renewals	1,940	8.23	77	7.24

Retenanted
Vacant for less than 12 months	6,127	31.68	226	33.96
Vacant longer than 12 months	3,208	41.89	107	30.16

Total Retenanted	9,335	34.58	333	32.64

Total/ Weighted Average	11,275	22.30	410	19.67

Unconsolidated Joint Ventures (Our Share):
Renewals	79	7.09	1,126	10.18

Retenanted
Vacant for less than 12 months	947	46.06	6,619	32.49
Vacant longer than 12 months	1,534	40.93	9,476	52.45

Total Retenanted	2,481	42.75	16,095	41.87

Total/ Weighted Average	2,560	36.99	17,221	34.79

Totals:
Our share of Total/ Weighted Average	141,434	17.17	192,426	19.06
JV partners’ share of Total/ Weighted Average	11,275	22.30	410	19.67

Total/ Weighted Average	$152,709	$17.46	$192,836	$19.07

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

	For the three months ended
	June 30,

(Dollars in thousands)	2006	2005

Capital improvements:
Wholly-owned properties	$22,564	$10,848
Consolidated joint ventures (our share)	2,134	540
Consolidated joint ventures (JV partner share)	3,651	14
Tenant improvements and leasing costs:
Wholly-owned properties	55,395	64,187
Consolidated joint ventures (our share)	6,750	25,635
Consolidated joint ventures (JV partner share)	6,203	160
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	5,144	5,047

Subtotal	101,841	106,431
Development and redevelopment costs	38,508	3,610
Timing differences	32,112	(6,103)

Total capital improvements, tenant improvements and leasing costs	$172,461	$103,938

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements (including development costs)	$141,822	$74,557
Lease commissions and other costs	30,639	29,381

Total	$172,461	$103,938

	For the six months ended
	June 30,

(Dollars in thousands)	2006	2005

Capital improvements:
Wholly-owned properties	$33,957	$15,145
Consolidated joint ventures (our share)	2,722	802
Consolidated joint ventures (JV partner share)	3,789	18
Tenant improvements and leasing costs:
Wholly-owned properties	120,592	143,238
Consolidated joint ventures (our share)	18,282	31,967
Consolidated joint ventures (JV partner share)	11,275	410
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	9,754	7,983

Subtotal	200,371	199,563
Development and redevelopment costs	55,857	4,695
Timing differences	31,782	455

Total capital improvements, tenant improvements and leasing costs	$288,010	$204,713

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements (including development costs)	$223,425	$150,963
Lease commissions and other costs	64,585	53,750

Total	$288,010	$204,713

Developments in Process
      We own 100% of the following properties which are under development. Our developments consist of new construction as well as a significant renovation of an existing building. Development costs are primarily funded by our lines of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including salaries and related payroll costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of June 30, 2006, unless otherwise noted.

	Estimated
	Placed in				Costs	Total
	Service		Number of	Square	Incurred to	Estimated	Percentage
Property	Date(a)	Location	Buildings	Feet	Date(b)	Costs(c)	Leased

					(Dollars in thousands)
Kruse Oaks II(d)	Q4 2006	Portland, OR	1	102,000	$11,243	$20,119	6%
Bridge Pointe Corporate Center III	Q4 2006	San Diego, CA	2	150,000	22,338	35,967	0%
1095 Avenue of the Americas(e)	Q3 2007	New York, NY	1	1,023,998	536,604	849,753	(e)
Foundry Square I (Barclays)	Q4 2007	San Francisco, CA	1	335,890	25,829	144,789	96%
City Center Plaza West	Q1 2008	Bellevue, WA	1	572,000	16,614	196,242	0%
Fountaingrove II	Q2 2006	Santa Rosa, CA	1	42,102	9,587	11,698	31%

Total			7	2,225,990	$622,215	$1,258,568	15%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was obtained or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period.

(b)	The Costs Incurred to Date are presented in the balance sheet as follows:

(Dollars in thousands)

Developments in process	$611,173
Deferred leasing costs and other related intangibles recorded at acquisition	11,042

Total costs incurred to date	$622,215

(c)	The Total Estimated Costs include the acquisition cost of the land and building in addition to the costs to develop the property. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease-up the property. The Total Estimated Costs for City Center Plaza West have been updated subsequent to June 30, 2006, based on revised cost estimates.

(d)	We lease the land underlying this development from a third party. We have the right to acquire this land under certain conditions. Total Estimated Costs do not reflect potential costs to acquire the land at a future date.

(e)	On September 29, 2005, we acquired 79% of the square feet of 1095 Avenue of the Americas. Verizon, the sole tenant, occupied 96.8% of the portion of the property acquired by us at its acquisition. Verizon has been moving out in phases throughout 2006 and has vacated more than 90% of that space as of June 30, 2006. We have begun to redevelop the property as Verizon has vacated the premises, and we anticipate completing the redevelopment in Q3 2007.
      In addition to the developments described above, we own or partially own various land parcels available for development. These sites represent possible future development of up to approximately ten million square feet of office space. These potential developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include: Russia Wharf, Boston, MA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Center, San Diego, CA; La Jolla Center, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Station Landing, Walnut Creek, CA; NE 8th Street, Bellevue, WA; 175 Wyman, Waltham, MA; Parkshore Plaza, Folsom, CA; Commerce Plaza, Oakbrook, IL; Pointe O’Hare

Land, Rosemont, IL; Kruse Oaks, Portland, OR; Reston Town Center, Reston, VA; and First & Main, Portland, OR.
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
Cash Flows
      Throughout this MD&A, we have discussed the significant transactions that impacted our cash flows. Our consolidated statements of cash flows include cash flows from continuing and discontinued operations. Cash provided by operating activities from discontinued operations was $8 million and $71 million for the six months ended June 30, 2006 and 2005, respectively. The properties included in discontinued operations for the six months ended June 30, 2006 include dispositions that occurred during the first six months of 2006, while the properties included in discontinued operations for the six months ended June 30, 2005 included those same properties and all 2005 dispositions. We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions into acquisitions in targeted growth markets. We may continue to use disposition proceeds, in part, for capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of Common Shares and Units. As a result of the significant level of dispositions, we have experienced and may continue to experience earnings dilution. Ultimately, the amount and duration of this dilution will depend upon the manner in which we redeploy our capital over time. We believe short-term earnings dilution, if any, is outweighed by our improved prospects for long-term growth. Except as disclosed on our consolidated statements of cash flows, there was no other material impact on cash flows used for or provided by investing activities and cash flows used for financing activities from discontinued operations for either period presented.
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the six months ended
	June 30,

(Dollars in thousands)	2006	2005

Cash and cash equivalents at the beginning of the period	$78,164	$107,126
Net cash provided by operating activities	529,266	468,328
Net cash (used for) provided by investing activities	(100,868)	935,210
Net cash (used for) financing activities	(353,934)	(894,667)

Cash and cash equivalents at the end of the period	$152,628	$615,997

Operating Activities
      Cash provided by operating activities depends primarily on cash received from tenants in our properties in accordance with their lease obligations, less payments for our operating and other expenses. The increase in net cash provided by operating activities (which includes amounts from both continuing and discontinued operations) for the six months ended June 30, 2006 is primarily due to a decrease in prepaid expenses and other assets, the impact of the JV Consolidation and the collection of tenant and other receivables for operating expense reimbursements that were due from tenants, partially offset by the impact of discontinued operations. The decrease in prepaid expenses and other assets primarily relates to prepaid real estate taxes and a receivable from a tenant that was recorded in the first quarter 2005 and subsequently collected in September 2005. As previously discussed within this MD&A, we consolidated the assets, liabilities and results of operations of 18 joint ventures that we previously accounted for under the equity method. Prior to consolidation, we reflected the distributions from unconsolidated joint ventures in cash provided by operating activities. Beginning in 2006, the cash flows from operating activities for these joint ventures is reflected in virtually all captions within the operating activities section, representing both our share and our minority interest partners’ share. The distributions to our minority interest partners are included in financing activities.

Investing Activities
      Net cash used for or provided by investing activities reflects the net impact of acquisitions and dispositions of properties, expenditures for capital and tenant improvements (including development costs) and lease costs. It also includes cash associated with the JV Consolidation and decreases in escrow deposits and restricted cash which primarily relate to the release of escrow funds from property sales.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred unitholders and repurchases of our securities.
Analysis of Selected Balance Sheet Items
      As discussed in the Operating Results section of this MD&A, our consolidated balance sheet has changed significantly due to the JV Consolidation. The table below contains other selected balance sheet items that have changed significantly from December 31, 2005 to June 30, 2006.

(Dollars in thousands)	June 30, 2006	December 31, 2005	Change

Investments in real estate held for sale, net of accumulated depreciation	$—	$75,211	$(75,211)
Escrow deposits and restricted cash	$230,170	$38,658	$191,512
Deferred financing costs	$88,237	$58,809	$29,428
Deferred leasing costs and other related intangibles	$665,429	$522,926	$142,503
Prepaid expenses and other assets	$245,388	$303,181	$(57,793)
Distribution payable	$131,298	$3,736	$127,562

Investment in Real Estate Held for Sale, Net of Accumulated Depreciation
      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), we have classified certain properties as held for sale. Properties held for sale are reflected in our consolidated balance sheets at the lower of their historical cost or their fair value less cost to sell (determined based on the estimated sales prices and estimated transaction costs). The properties’ net income and provision for losses, if any, are included in discontinued operations (see Item 1 — Note 4). At June 30, 2006, we had no properties held for sale. The December 31, 2005 balance includes amounts for the three properties that were held for sale at December 31, 2005 (which were sold in the first quarter 2006).

Escrow Deposits and Restricted Cash
      The increase in escrow deposits and restricted cash was primarily the result of increased escrow deposits related to the sales of two properties during the second quarter 2006 that were structured as tax-deferred exchanges and the deposit for the acquisition of 1540 Broadway which closed in July 2006.

Deferred Financing Costs
      The increase in deferred financing costs was primarily the result of loan costs related to the $1.5 billion exchangeable senior unsecured notes issued during the second quarter 2006.

Deferred Leasing Costs and Other Related Intangibles
      The increase in deferred leasing costs and other related intangibles was primarily the result of the JV Consolidation. In addition, we incurred leasing costs during 2006 for new and renewal leases and recorded deferred leasing costs in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”).

Prepaid Expenses and Other Assets
      The decrease in prepaid expenses and other assets was primarily the result of the repayment of the $40.7 million note receivable, net of deferred gain, representing a bridge loan that we made to the buyer of an office property and a decrease in prepaid real estate taxes.

Distribution Payable
      The increase in distribution payable was primarily the result of the accrual for Unit distributions declared during the second quarter but not paid until the third quarter.
IV. Critical Accounting Policies and Estimates
      Refer to our 2005 Annual Report on Form 10-K for a discussion of critical accounting policies, which includes revenue recognition including allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, insurance and the fair value of financial instruments.
      Refer to Item 1 — Note 2 for a discussion of the impact of new accounting standards.
Related Party Transactions
      See Item 1 — Note 12 for a discussion of related party transactions.
Subsequent Events
      See Item 1 — Note 14 for events that occurred subsequent to June 30, 2006 through August 1, 2006.
V.  Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for a real estate company, for the reasons, and subject to the qualifications, specified below.
      The following tables reflect the reconciliation of FFO to net income (loss), the most directly comparable GAAP measure, for the periods presented:

	For the three months ended June 30,

(Dollars in thousands, except per unit amounts)	2006	2005

Reconciliation of net income (loss) to FFO(a):
Net income (loss)	$106,233	$(220,418)
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	229,491	202,980
Included in income from investments in unconsolidated joint ventures	2,888	12,616
Allocated to minority interests in partially owned properties	(16,930)	(1,416)
Non-real estate related depreciation and amortization	(4,268)	(3,422)
Less net gain on sales of real estate:
Included in income from continuing operations and discontinued operations	(83,096)	(91,971)
Included in income from investments in unconsolidated joint ventures(b)	91	(17,376)
Allocated to minority interests in partially owned properties	—	29,699

FFO	234,409	(89,308)
Preferred distributions	(8,701)	(8,701)

FFO available to unitholders — basic	$225,708	$(98,009)

Net income (loss) available to unitholders per Unit — basic	$0.24	$(0.51)

FFO available to unitholders per Unit — basic	$0.56 (c)	$(0.22	)(c)

	Net Income	FFO		Net Loss	FFO

Adjustments to arrive at net income (loss) and FFO available to unitholders:
Net income (loss) and FFO	$106,233	$234,409		$(220,418)	$(89,308)
Preferred distributions	(8,701)	(8,701)		(8,701)	(8,701)

Net income (loss) and FFO available to unitholders — diluted	$97,532	$225,708		$(229,119)	$(98,009)

Weighted average Units and dilutive potential units outstanding	408,494,060	408,494,060		455,609,570	455,609,570

Net income (loss) and FFO available to unitholders per Unit — diluted	$0.24	$0.55	(c)	$(0.50)	$(0.22	)(c)

	Units and unit equivalents

Weighted average Units outstanding (used for both net income (loss) and FFO basic per Unit calculation)	404,009,631	451,728,242
Effect of dilutive potential units:
Share options and restricted shares	4,484,429	3,881,328

Weighted average Units and dilutive potential units used for net income (loss) available to unitholders and the calculation of FFO available to unitholders	408,494,060	455,609,570

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income (loss), to which it is reconciled. See definition below.

(b)	The loss for the three months ended June 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

(c)	FFO for the three months ended June 30, 2006 and 2005 includes $0.2 million and $367.0 million, respectively, of non-cash impairment charges and losses on properties sold and properties held for sale, which is equivalent to $0.00 and $0.81 per Unit on a diluted basis, respectively. These charges are not added back to net income (loss) when calculating FFO.

	For the six months ended June 30,

(Dollars in thousands, except per unit amounts)	2006	2005

Reconciliation of net income (loss) to FFO (a):
Net income (loss)	$165,670	$(99,093)
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	459,305	404,884
Included in income from investments in unconsolidated joint ventures	5,661	25,048
Allocated to minority interests in partially owned properties	(34,139)	(2,979)
Non-real estate related depreciation and amortization	(8,395)	(7,022)
Less net gain on sales of real estate:
Included in income from continuing operations and discontinued operations	(118,679)	(116,216)
Included in income from investments in unconsolidated joint ventures(b)	91	(17,376)
Allocated to minority interests in partially owned properties	—	29,699

FFO	469,514	216,945
Preferred distributions	(17,402)	(17,402)

FFO available to unitholders — basic	$452,112	$199,543

Net income (loss) available to unitholders per Unit — basic	$0.36	$(0.26)

FFO available to unitholders per Unit — basic	$1.11 (c)	$0.44 (c)

	Net Income	FFO		Net Loss	FFO

Adjustments to arrive at net income (loss) and FFO available to unitholders:
Net income (loss) and FFO	$165,670	$469,514		$(99,093)	$216,945
Preferred distributions	(17,402)	(17,402)		(17,402)	(17,402)

Net income (loss) and FFO available to unitholders — diluted	$148,268	$452,112		$(116,495)	$199,543

Weighted average Units and dilutive potential units outstanding	411,497,236	411,497,236		454,101,167	454,101,167

Net income (loss) and FFO available to unitholders per Unit — diluted	$0.36	$1.10	(c)	$(0.26)	$0.44	(c)

	Units and unit equivalents

Weighted average Units outstanding (used for both net income (loss) and FFO basic per Unit calculation)	407,335,183	450,881,385
Effect of dilutive potential units:
Share options and restricted shares	4,162,053	3,219,782

Weighted average Units and dilutive potential units used for net income (loss) available to unitholders and the calculation of FFO available to unitholders	411,497,236	454,101,167

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income (loss), to which it is reconciled. See definition below.

(b)	The loss for the six months ended June 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

(c)	FFO for the six months ended June 30, 2006 and 2005 includes $1.2 million and $380.6 million, respectively, of non-cash impairment charges and losses on properties sold and properties held for sale, which is equivalent to $0.00 and $0.84 per unit on a diluted basis, respectively. These charges are not added back to net income (loss) when calculating FFO.

FFO Definition:
      FFO is defined as net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains from sales of properties (but not losses from sales of properties, impairments or provisions for losses on properties held for sale), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of a real estate company. We further believe that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other real estate companies. Investors should review FFO, along with GAAP net income (loss) when trying to understand real estate company’s operating performance. We compute FFO in accordance with our interpretation of the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (loss), determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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
      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 13 — Commitments and Contingencies.”

Item 1A.	Risk Factors.
      There have been no material changes to the risk factors included in our Form 10-K filed on March 15, 2006, except for the risk factor entitled “We were a net seller of real estate in 2005, which will further reduce our income from continuing operations and funds from operations. Future disposition activity may also result in gains or losses on sales of real estate and impairment charges,” which is replaced by the following risk factor.
      We were a net seller of real estate in 2005, which has reduced our income from continuing operations and funds from operations. Future disposition activity may also result in gains or losses on sales of real estate, impairment charges and earnings dilution.
      We were a net seller of real estate in 2003, a net buyer in 2004 and a net seller of real estate in 2005. We expect to engage in significant additional disposition activity in 2006, continuing into 2007, which will further reduce our income from continuing operations and funds from operations and may also result in gains or losses on sales of real estate, impairment charges and earnings dilution. The impact from such dispositions on our financial condition and results of operations will depend, to a great extent, on how we utilize the proceeds of such dispositions and the timing of such utilization. The actual extent of our future disposition activities will depend on various factors, certain of which are beyond our control, including market conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Units during the second quarter of 2006:

			Total Number of	Dollar Value of Units
			Units Purchased as	That May Yet be
		Average Price	Part of Publicly	Purchased Under
	Total Number of	Paid Per	Announced Plans	the Plans or
Period	Units Purchased(a)	Unit	or Programs	Programs

April 1 — 30	2,132,569	$32.93	—	—
May 1 — 31	1,307,811	32.90	—	—
June 1 — 30	17,417,549	36.18	—	—

Second quarter 2006	20,857,929	$35.64	—

(a)	The number of Units purchased is comprised of the redemption of Units held by our limited partners, excluding Equity Office. Units redeemed in exchange for Common Shares are not considered a repurchase and are, therefore, excluded from the table above. At any time on or after the first anniversary of the date of issuance, our limited partners have the right to require EOP Partnership to redeem their Units, subject to certain limitations. Equity Office, on behalf of and as the general partner of EOP Partnership, has the right to cause the redemption obligation to be satisfied by issuance of an equivalent number of Common Shares, or by a cash payment equal to the value of such Common Shares. Also included in the total number of Units purchased are Units redeemed in response to repurchases made by Equity Office, including repurchases of Equity Office Common Shares in the open market (a) as part of its Common Share Repurchase Program, (b) as part of separate authorization obtained in connection with the issuance of $1.5 billion of exchangeable senior unsecured notes, (c) as part of its Supplemental Retirement Savings Plan, (d) to fund shares purchased under its 1997 Employee Share Purchase Plan and (e) to fund fees paid in Equity Office Common Shares to each of its non-employee trustees, except Mr. Zell, as well as Equity Office Common Shares surrendered to Equity Office to satisfy withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.	Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By: EQUITY OFFICE PROPERTIES TRUST its general partner

Date: August 8, 2006	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer of Equity Office Properties Trust, the general partner of EOP Operating Limited Partnership

Date: August 8, 2006	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, the general partner of EOP Operating Limited Partnership

EXHIBIT INDEX

Exhibit
No.	Description	Location

4.1	Second Supplemental Indenture, dated as of June 27, 2006, among EOP Partnership, Equity Office and U.S. Bank National Association (formerly U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on June 28, 2006
4.2	Form of 4.00% exchangeable senior note due 2026 (attached as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.1 hereto)	Incorporated by reference to Exhibit 4.2 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on June 28, 2006
4.3	Registration Rights Agreement, dated as of June 27, 2006, among EOP Partnership, Equity Office and Merrill Lynch, as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.3 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on June 28, 2006
10.1	Common Share Delivery Agreement dated as of June 27, 2006 between EOP Partnership and Equity Office	Incorporated by reference to Exhibit 10.1 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on June 28, 2006
10.2	Amendment No. 1 made as of June 21, 2006 to Amended and Restated Credit Agreement dated December 9, 2005, by and among EOP Operating Limited Partnership, Equity Office Properties Trust, the Banks listed therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent.	Incorporated by reference to Exhibit 10.1 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on July 13, 2006
10.3	Amendment No. 2 made as of July 7, 2006 to Amended and Restated Credit Agreement dated December 9, 2005, by and among EOP Operating Limited Partnership, Equity Office Properties Trust, the Banks listed therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent.	Incorporated by reference to Exhibit 10.2 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on July 13, 2006
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith