Form 10-Q
period 2006-09-30
EOP OPERATING LTD PARTNERSHIP
filed 2006-11-07
CIK 1043866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      On October 31, 2006, 390,525,123 units of partnership interest (“Units”) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per unit amounts)	2006	2005

	(Unaudited)
Assets:
Investments in real estate	$26,063,916	$22,929,606
Developments in process	662,339	567,129
Land available for development	148,006	176,868
Investments in real estate held for sale, net of accumulated depreciation	16,896	92,233
Accumulated depreciation	(3,958,587)	(3,333,694)

Investments in real estate, net of accumulated depreciation	22,932,570	20,432,142
Cash and cash equivalents	196,371	78,164
Tenant and other receivables (net of allowance for doubtful accounts of $9,538 and $8,853, respectively)	88,217	94,858
Deferred rent receivable	569,594	496,826
Escrow deposits and restricted cash	336,501	38,658
Investments in unconsolidated joint ventures	118,085	947,989
Deferred financing costs (net of accumulated amortization of $50,093 and $45,920, respectively)	92,755	58,809
Deferred leasing costs and other related intangibles (net of accumulated amortization of $345,640 and $232,024, respectively)	705,288	522,926
Prepaid expenses and other assets	261,044	303,181

Total Assets	$25,300,425	$22,973,553

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital:
Liabilities:
Mortgage debt (net of (discounts) of $(4,626) and $(5,185), respectively)	$3,219,288	$2,164,198
Unsecured notes (net of (discounts) of $(24,204) and $(23,936), respectively)	9,982,289	9,032,620
Lines of credit	1,886,000	1,631,000
Accounts payable and accrued expenses	634,299	574,225
Distribution payable	131,711	3,736
Other liabilities (net of (discounts) of $(23,393) and $(25,597), respectively)	633,286	483,468
Commitments and contingencies	—	—

Total Liabilities	16,486,873	13,889,247

Minority interests — partially owned properties	1,464,829	172,278

Mandatorily Redeemable Preferred Units:
5.25% Series B Convertible, Cumulative Redeemable Preferred Units, liquidation preference $50.00 per unit, 5,989,930 issued and outstanding	299,497	299,497

Partners’ Capital:
Preferred Units, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Units, liquidation preference $25.00 per unit, 8,500,000 issued and outstanding	212,500	212,500
Other Partners’ Capital:
General Partner Capital	54,985	63,985
Limited Partners’ Capital	6,832,642	8,392,937
Deferred compensation	—	(533)
Accumulated other comprehensive loss (net of accumulated amortization of $17,060 and $11,948, respectively)	(50,901)	(56,358)

Total Partners’ Capital	7,049,226	8,612,531

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Units and Partners’ Capital	$25,300,425	$22,973,553

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit amounts)	2006	2005	2006	2005

Revenues:
Rental	$661,808	$563,347	$1,969,655	$1,676,432
Tenant reimbursements	143,380	100,466	389,406	277,658
Parking	36,967	28,512	109,221	82,828
Other	16,867	8,926	50,165	84,682
Fee income	1,402	5,314	3,796	13,788

Total revenues	860,424	706,565	2,522,243	2,135,388

Expenses:
Depreciation	194,940	158,428	572,990	467,361
Amortization	31,038	24,009	99,613	66,210
Real estate taxes	108,225	83,813	313,944	246,346
Insurance	7,381	16,208	24,347	28,520
Repairs and maintenance	107,452	76,947	301,136	221,263
Property operating	116,804	86,257	310,716	235,151
Ground rent	6,332	6,097	18,864	16,208
General and administrative	60,830	43,007	144,529	121,254
Impairment	54,406	—	54,406	24,382

Total expenses	687,408	494,766	1,840,545	1,426,695

Operating income	173,016	211,799	681,698	708,693

Other income (expense):
Interest and dividend income	6,799	3,960	16,074	10,570
Interest:
Expense incurred	(231,424)	(195,721)	(679,043)	(615,823)
Amortization of deferred financing costs and prepayment expenses	(3,819)	(3,362)	(9,780)	(8,751)

Total other income (expense)	(228,444)	(195,123)	(672,749)	(614,004)

(Loss) income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and (loss) gain on sales of real estate	(55,428)	16,676	8,949	94,689
Income taxes	(1,335)	(456)	(2,398)	(1,346)
Minority interests — partially owned properties	(12,325)	(2,442)	(38,840)	(7,969)
Income from investments in unconsolidated joint ventures (including gain (loss) on sales of real estate of $0, $29, $(91) and $17,405, respectively)	315	10,683	405	48,882
(Loss) gain on sales of real estate	(219)	47,406	314	47,433

(Loss) income from continuing operations	(68,992)	71,867	(31,570)	181,689
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $58,713, $27,565, $175,656 and $(55,975), respectively)	(77,211)	41,290	51,037	(167,625)

Net (loss) income	(146,203)	113,157	19,467	14,064
Preferred distributions	(8,700)	(8,700)	(26,102)	(26,102)

Net (loss) income available to unitholders	$(154,903)	$104,457	$(6,635)	$(12,038)

(Loss) earnings per unit — basic:
(Loss) income from continuing operations per unit	$(0.20)	$0.14	$(0.14)	$0.34

Net (loss) income available to unitholders per unit	$(0.40)	$0.23	$(0.02)	$(0.03)

Weighted average Units outstanding	387,833,388	452,847,362	400,765,403	451,549,093

(Loss) earnings per unit — diluted:
(Loss) income from continuing operations per unit	$(0.20)	$0.14	$(0.14)	$0.34

Net (loss) income available to unitholders per unit	$(0.40)	$0.23	$(0.02)	$(0.03)

Weighted average Units outstanding and dilutive potential units	387,833,388	457,343,521	400,765,403	455,370,659

Distributions declared per Unit outstanding	$0.33	$0.50	$0.99	$1.50

Allocation of net (loss) income available to unitholders:
General Partner	$(1,549)	$1,045	$(66)	$(120)
Limited Partners	(153,354)	103,412	(6,569)	(11,918)

Net (loss) income available to unitholders	$(154,903)	$104,457	$(6,635)	$(12,038)

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Net (loss) income	$(146,203)	$113,157	$19,467	$14,064
Other comprehensive income:
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	1,704	5,112	5,111
Unrealized holding gains (losses) from investments	89	19	345	(46)

Net comprehensive (loss) income	$(144,410)	$114,880	$24,924	$19,129

See accompanying notes.

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2006	2005	2006	2005

Operating Activities:
Net (loss) income	$(146,203)	$113,157	$19,467	$14,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	236,308	199,635	709,067	614,148
Compensation expense related to restricted shares and stock options issued to employees by Equity Office	4,263	6,628	18,499	19,950
Income from investments in unconsolidated joint ventures	(315)	(10,683)	(405)	(48,882)
Net distributions from (contributions to) unconsolidated joint ventures	505	19,834	(2,087)	43,444
Net (gain) loss on sales of real estate and provision for loss on properties held for sale	(58,494)	(74,971)	(175,970)	8,542
Impairment	188,928	—	188,928	180,856
Provision for doubtful accounts	604	1,847	4,443	5,376
Income allocated to minority interests	12,325	2,442	38,840	38,409
Other	—	—	—	448
Changes in assets and liabilities:
(Increase) decrease in rent receivable	(11,236)	14,421	15,971	14,930
(Increase) in deferred rent receivable	(9,920)	(14,768)	(36,711)	(51,443)
Decrease in prepaid expenses and other assets	641	37,392	44,788	13,890
Increase (decrease) in accounts payable and accrued expenses	34,602	7,450	(24,020)	(52,318)
Increase (decrease) in other liabilities	1,023	14,861	(18,513)	(15,841)

Net cash provided by operating activities	253,031	317,245	782,297	785,573

Investing Activities:
Property acquisitions (including deposits made for property acquisitions)	(771,064)	(655,428)	(935,687)	(1,020,214)
Property dispositions (including deposits received for property dispositions)	266,666	312,077	508,842	1,620,855
Increase in cash upon consolidation of certain joint ventures	—	—	51,357	—
Distributions from (investments in) unconsolidated joint ventures	2,385	124,395	(11,040)	186,696
Capital and tenant improvements (including development costs)	(116,136)	(90,945)	(339,561)	(241,908)
Lease commissions and other costs	(26,548)	(39,723)	(91,133)	(93,473)
Decrease in escrow deposits and restricted cash	46,291	453,859	117,948	587,489

Net cash (used for) provided by investing activities	(598,406)	104,235	(699,274)	1,039,445

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2006	2005	2006	2005

Financing Activities:
Proceeds from mortgage debt	—	—	584,107	150
Principal payments on mortgage debt	(213,067)	(534,356)	(227,891)	(889,877)
Proceeds from unsecured notes	—	10,389	1,470,000	38,758
Repayment of unsecured notes	(50,000)	(150,000)	(550,063)	(675,000)
Proceeds from lines of credit	4,253,400	4,106,300	19,130,399	8,106,900
Repayment of lines of credit	(3,516,200)	(3,988,300)	(18,875,399)	(7,843,900)
Payments of loan costs and offering costs	(8,335)	(7,302)	(11,067)	(7,361)
Settlement of interest rate swap agreements	—	(8,677)	—	(8,677)
Contributions from minority interests in partially owned properties related to repayment of mortgage debt	48,705	—	48,705	—
Distributions to minority interests in partially owned properties	(18,697)	(1,457)	(57,497)	(9,317)
Proceeds from exercise of stock options	43,690	16,832	128,868	138,374
Distributions to unitholders	(128,517)	(227,382)	(264,395)	(454,140)
Repurchase of Units through Equity Office’s common share repurchase program and Supplemental Retirement Savings Plan	(2,929)	(99,564)	(1,217,649)	(107,322)
Redemption of Units	(10,885)	—	(98,791)	(50,676)
Payment of preferred distributions	(8,047)	(8,047)	(24,143)	(24,143)

Net cash provided by (used for) financing activities	389,118	(891,564)	35,184	(1,786,231)

Net increase (decrease) in cash and cash equivalents	43,743	(470,084)	118,207	38,787
Cash and cash equivalents at the beginning of the period	152,628	615,997	78,164	107,126

Cash and cash equivalents at the end of the period	$196,371	$145,913	$196,371	$145,913

Supplemental Information:
Interest paid during the period (including capitalized interest of $9,139, $47, $16,179 and $51, respectively)	$256,309	$246,243	$711,913	$675,352

EOP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2006	2005	2006	2005

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(160,122)	$(489,115)	$(392,719)	$(639,439)

Mortgage loan repayment as a result of a property disposition	$—	$—	$—	$(13,386)

Mortgage loan assumed upon acquisition of a property	$—	$—	$15,200	$44,975

Units issued in connection with a property acquisition	$—	$—	$—	$3,339

Changes in accounts due to consolidation of certain joint ventures:
Decrease in investments in unconsolidated joint ventures	$—	$—	$(844,591)	$—

Increase in investments in real estate	$—	$—	$2,843,118	$—

Increase in accumulated depreciation	$—	$—	$(286,569)	$—

Increase in mortgage debt, net of discounts	$—	$—	$(681,986)	$—

Increase in minority interests — partially owned properties	$—	$—	$(1,205,236)	$—

Increase in other assets and liabilities	$—	$—	$123,907	$—

Changes in accounts due to partial sale of real estate:
Increase in investment in unconsolidated joint ventures	$—	$36,349	$—	$36,349

Decrease in investments in real estate	$—	$(43,931)	$—	$(43,931)

Decrease in accumulated depreciation	$—	$8,403	$—	$8,403

Increase in other assets and liabilities	$—	$(940)	$—	$(940)

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$—	$—	$—	$13,386

Mortgage loan assumed upon acquisition of a property	$—	$—	$(15,200)	$(44,975)

Units issued in connection with a property acquisition	$—	$—	$—	$(3,339)

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
      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing and developing office properties. As of September 30, 2006, we owned whole or partial interests in 585 office buildings comprising 108.5 million square feet in 16 states and the District of Columbia (“Total Office Portfolio”). After excluding the partial interests owned by our joint venture partners, our share of the Total Office Portfolio is 98.5 million square feet and is referred to as the “Effective Office Portfolio.” The Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this report, information is disclosed for either the Total Office Portfolio or the Effective Office Portfolio, or both. The table below shows, in summary, the property statistics for each portfolio as of September 30, 2006.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied	Total	Occupied	Total
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	528	76,180,294	83,947,320	76,180,294	83,947,320
Consolidated Joint Ventures	51	19,522,074	21,029,401	12,501,258	13,358,471
Unconsolidated Joint Ventures	6	3,097,506	3,522,073	1,049,070	1,180,384

Total	585	98,799,874	108,498,794	89,730,622	98,486,175

Percent Occupied		91.1%		91.1%

Percent Leased		93.0%		93.0%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The consolidated financial statements represent our financial condition and results of operations and those of our subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Properties and other subsidiaries in which we own 100% of the equity or receive all of the economics are consolidated. We consolidate certain properties and other subsidiaries in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). In accordance with Emerging Issues Task Force 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), we also consolidate certain joint ventures in which we have the direct or indirect ability to control certain decisions that would be expected to be made in the ordinary course of the joint venture’s business. Such decisions are defined in the respective joint venture agreements and include, but are not limited to, participating rights with respect to operating, capital and leasing decisions affecting the joint venture (generally through the annual budgeting process).

Minority Interests in Partially Owned Properties
      We are the controlling partner in various consolidated entities having a minority interest book value of $1.2 billion at September 30, 2006. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been $2.2 billion (“Settlement Value”) had the entities been liquidated as of September 30, 2006. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

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
      The following table illustrates the unaudited effect on net income (loss) available to unitholders and earnings (loss) per unit for the three and nine months ended September 30, 2005 if a fair value based method had been applied to all outstanding and unvested share options granted prior to January 1, 2003. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we applied prior to adopting FAS 123, and, therefore, is already reflected in net income (loss).

	For the three	For the nine
	months ended	months ended
(Dollars in thousands, except per unit amounts)	September 30, 2005	September 30, 2005

Historical net income (loss) available to unitholders	$104,457	$(12,038)
Add back compensation expense for share options included in historical net income (loss) available to unitholders	1,879	5,216
Deduct compensation expense for share options determined under fair value based method	(1,884)	(5,717)

Pro forma net income (loss) available to unitholders	$104,452	$(12,539)

Earnings (loss) per unit — basic:
Historical net income (loss) available to unitholders per unit	$0.23	$(0.03)

Pro forma net income (loss) available to unitholders per unit	$0.23	$(0.03)

Earnings (loss) per unit — diluted:
Historical net income (loss) available to unitholders per unit	$0.23	$(0.03)

Pro forma net income (loss) available to unitholders per unit	$0.23	$(0.03)

Impact of New Accounting Standards
      In June 2005, the FASB ratified the consensus in EITF 04-5, which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 was effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.
      Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated the assets, liabilities and results of operations of the following properties that we previously accounted for under the equity method:

Rowes Wharf	10 & 30 South Wacker	Pasadena Towers
Promenade II	SunTrust Center	Columbia Center
161 North Clark	Prominence in Buckhead	World Trade Center East
Treat Towers	Parkshore Plaza I & II	Bridge Pointe Corporate Center I & II
1111 19th Street	1620 L Street	1333 H Street
Yahoo! Center	201 Mission Street	580 California
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
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations or net income available to unitholders. The table below summarizes the effect on our results of operations for the three and nine months ended September 30, 2006 as a result of the consolidation of these joint ventures.

	For the three	For the nine
	months ended	months ended
(Dollars in thousands)	September 30, 2006	September 30, 2006

Increase in total revenues	$104,487	$305,162
Increase in total operating expenses	$75,381	$216,927
Increase in other expense (primarily interest expense)	$9,410	$27,581
Decrease in income from investments in unconsolidated joint ventures	$10,043	$30,478
Increase in minority interests — partially owned properties	$9,653	$30,176
Change in income from continuing operations	$—	$—
      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation on our results of operations and financial position.
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which provides a framework for measuring fair value, clarifies the definition of fair value within the framework, and expands disclosures about the use of fair value measurements. FAS 157 applies to all existing accounting pronouncements under GAAP that require (or permit) the use of fair value measurements, except for FAS 123(R). This Standard does not require any additional fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and its provisions are to be applied prospectively upon adoption. We are currently evaluating the impact of this Standard on our results of operations and financial position.
NOTE 3 — ACQUISITIONS
      We acquired whole or partial interests in the following properties during the nine months ended September 30, 2006:

				Effective Office Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price(a)

					(Dollars in thousands)
First Quarter 2006 Acquisitions:
Office properties:
One and Three Harbor Drive	Sausalito, CA	1/19/2006	2	111,772	$32,500
Pointe O’Hare	Rosemont, IL	3/8/2006	1	262,991	55,675
Vacant land:
Pointe O’Hare Land(b)	Rosemont, IL	3/8/2006	—	—	2,000

Total First Quarter Acquisitions:			3	374,763	$90,175

Second Quarter 2006 Acquisitions:
Office properties:
Fountaingrove II(c)	Santa Rosa, CA	4/21/2006	—	—	$9,597
1200 Corporate Place(d)	Boca Raton, FL	5/24/2006	1	128,959	29,500
77 South Bedford	Burlington, MA	5/31/2006	1	144,576	23,500
Other Investments(e)	New York, NY	6/6/2006	—	—	12,375

Total Second Quarter Acquisitions:			2	273,535	$74,972

Third Quarter 2006 Acquisitions:
Office properties:
1540 Broadway	New York, NY	7/11/2006	1	906,287	$525,057
Frost Bank Tower(f)	Austin, TX	9/13/2006	1	530,533	188,000
1221 Brickell(g)	Miami, FL	9/28/2006	1	194,246	55,817

Total Third Quarter Acquisitions:			3	1,631,066	$768,874

		Total:	8	2,279,364	$934,021

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 3 — ACQUISITIONS — (Continued)

(a)	The purchase price shown above represents the gross purchase price related to property acquisitions, of which $73.5 million was recorded to intangible assets and $116.9 million was recorded to other liabilities (related to the value assigned to below market leases) on the consolidated balance sheets.

The allocations of the purchase prices and other costs related to the acquisition of tangible and intangible assets are estimates and are subject to adjustment within one year of the closing date of each respective acquisition.

(b)	We acquired a 50% interest in a new joint venture formed with the seller of the Pointe O’Hare office property, who contributed a vacant land parcel and a parking structure to the joint venture. We accounted for our investment in the joint venture under the equity method.

(c)	Fountaingrove II, which consists of one building comprising 42,102 square feet, is a development property and, therefore, is not included in the total number of buildings or total square footage statistics.

(d)	The purchase price for 1200 Corporate Place includes the assumption of $15.2 million of mortgage debt at a fixed coupon rate of 5.60% maturing in June 2014. The effective interest rate on this mortgage debt is 5.67%.

(e)	We acquired a 75% tenant-in-common interest in a land parcel and vacant building, which we account for under the equity method. The building, which comprises 13,475 square feet, is classified as out of service and, therefore, is not included in the total number of buildings or total square footage statistics.

(f)	This property is subject to a ground lease.

(g)	We acquired a 50% interest in this property and consolidate the joint venture.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 4 — SALES OF REAL ESTATE

Sales of Real Estate
      We sold the following properties during the nine months ended September 30, 2006:

				Effective Office
				Portfolio

		Disposition	Number of	Square	Sales
Property	Location	Date	Buildings	Feet	Price

				(Dollars in thousands)
First Quarter 2006 Dispositions:
120 Montgomery(a)	San Francisco, CA	1/20/2006	1	430,523	$67,500
Westridge	San Diego, CA	2/8/2006	1	53,326	10,500
Pacific Corporate Plaza	San Diego, CA	2/8/2006	2	104,847	20,000
8-16 Perimeter(a)	Atlanta, GA	2/17/2006	5	65,350	10,712
One Crosswoods	Columbus, OH	3/3/2006	1	129,583	5,300
3001 Stender Way(a)(b)	Santa Clara, CA	3/23/2006	—	—	2,875

Total First Quarter Dispositions:			10	783,629	$116,887

Second Quarter 2006 Dispositions:
Southgate Office Plaza I & II	Renton, WA	4/6/2006	2	267,810	$47,000
Paces West	Atlanta, GA	4/19/2006	2	646,471	112,750
California Circle II	Milpitas, CA	6/9/2006	3	95,774	10,007
Brea Corporate Plaza	Brea, CA	6/21/2006	1	117,195	25,260
Brea Park Centre	Brea, CA	6/21/2006	3	168,315	34,740
Crosby Corporate Center I & II	Bedford, MA	6/21/2006	9	588,918	70,745

Total Second Quarter Dispositions:			20	1,884,483	$300,502

Third Quarter 2006 Dispositions:
Office properties:
One Pacific Square	Portland, OR	8/23/2006	1	240,338	$47,950
One Ninety One Peachtree Tower	Atlanta, GA	9/13/2006	1	1,215,288	153,200
Lake Marriott Business Park	Santa Clara, CA	9/26/2006	7	401,402	75,225
Perimeter Center (including 211, 219 and 223 Perimeter Center, 1051 Hammond Drive Land and Central Park Vacant Land)	Atlanta, GA	9/28/2006	3	483,445	112,750
Trinity Place	Denver, CO	9/29/2006	1	189,163	29,387
Vacant land:
Centerpointe III Land	Fairfax, VA	7/20/2006	—	—	16,500

Total Third Quarter Dispositions:			13	2,529,636	$435,012

		Total:	43	5,197,748	$852,401

(a)	These properties were classified as held for sale at December 31, 2005.

(b)	This property, which consists of one building comprising 61,825 square feet, was previously taken out of service and, therefore, was no longer included in the total number of buildings or total square footage statistics.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 4 — SALES OF REAL ESTATE — (Continued)

Properties Held for Sale
      The following property was classified as held for sale as of September 30, 2006:

		Number of	Effective Office
Property	Location	Buildings	Portfolio Square Feet

20-32 Perimeter	Atlanta, GA	7	176,143

Gains/ Losses on Sales of Real Estate, Impairments and Provisions for Loss on Assets Held for Sale
      In August 2006, we announced our plans to dispose of an additional $3.0 billion to $3.5 billion of assets. Our disposition plans include selling all of our properties in Atlanta, reducing the size of our portfolio in Chicago, Denver and Northern California, and selectively selling buildings in other core markets. As a result of the reduction in our intended holding period for these assets, we recognized a non-cash impairment charge in the third quarter 2006 of $188.9 million, attributed to nine assets comprising 4.5 million square feet and one vacant land parcel ($54.4 million of this charge is included in continuing operations and $134.5 million is included in discontinued operations). The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds, based on the sales price contained in the respective sales contracts, or based on market comparables. Approximately 65% of the impairment charge related to one building. As of September 30, 2006, we have sold 2.5 million square feet under this disposition program for $418.5 million.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 4 — SALES OF REAL ESTATE — (Continued)
      The table below summarizes the gains/losses on sales of real estate, impairments and provisions for loss on assets held for sale recognized during the three and nine months ended September 30, 2006 and 2005, respectively.

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

(Loss) gain on partial sales of real estate included in Income from Continuing Operations(c)	$(219)	$47,406	$314	$47,433
Gain on sales of real estate included in Discontinued Operations(d)	58,713	31,098	176,859	147,288
Minority interests’ share of gain on sales of real estate	—	—	—	(29,699)
Our share of gain (loss) on sales of real estate classified as income from unconsolidated joint ventures(e)	—	29	(91)	17,405

Our share of the gains on sales of real estate	$58,494	$78,533	$177,082	$182,427

Impairment on properties anticipated to be sold deducted from Income from Continuing Operations	$(54,406)	$—	$(54,406)	$(24,382)
Discontinued Operations:
Impairment on properties sold	(134,522)	—	(134,522)	(156,474)
Loss on properties sold	—	(523)	(1,203)	(166,451)
Provision for loss on properties held for sale	—	(3,010)	—	(36,812)

Total non-cash impairment charges and losses on properties sold	$(188,928)	$(3,533)	$(190,131)	$(384,119)

(c)	The $0.2 million loss for the three months ended September 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

(d)	The gain on sales of real estate included in Discontinued Operations for the nine months ended September 30, 2006 includes the recognition of a $25.6 million gain on sale related to a property sold in 2005. The recognition of this gain had previously been deferred until we collected our outstanding $66.3 million note receivable from the buyer in January 2006. As of December 31, 2005, the deferred gain was included in “Prepaid expenses and other assets” on the consolidated balance sheet, as an offset against the related note receivable.

(e)	The $91 thousand loss for the nine months ended September 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Property operating revenues	$7,321	$45,463	$50,937	$236,108

Expenses:
Depreciation and amortization	3,723	11,251	16,403	65,001
Property operating and ground rent	4,885	20,175	24,820	94,535
General and administrative	134	70	252	70
Impairment	134,522	—	134,522	156,474

Total expenses	143,264	31,496	175,997	316,080

Operating (loss) income	(135,943)	13,967	(125,060)	(79,972)

Other income (expense):
Interest income	19	57	458	346
Interest expense and amortization of deferred financing costs and prepayment expenses	—	(299)	—	(1,519)

Total other income (expense)	19	(242)	458	(1,173)

(Loss) income before income taxes, allocations to minority interests, net gain (loss) on sales of real estate and provision for (loss) on properties held for sale	(135,924)	13,725	(124,602)	(81,145)
Income taxes	—	—	(17)	(65)
Income allocated to minority interests — partially owned properties (including gains on sales of real estate of $0, $0, $0 and $29,699, respectively)	—	—	—	(30,440)
Net gain (loss) on sales of real estate	58,713	30,575	175,656	(19,163)
Provision for (loss) on properties held for sale	—	(3,010)	—	(36,812)

Net (loss) income	$(77,211)	$41,290	$51,037	$(167,625)

Property net operating income from discontinued operations	$1,869	$25,532	$26,013	$144,318

      For the properties sold during the nine months ended September 30, 2006 and included in discontinued operations, the investments in real estate balance, net of accumulated depreciation was $812.1 million at December 31, 2005.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — CORPORATE RESTRUCTURING
      In August 2006, we initiated a significant reorganization, moving from a regional to a functional structure and further centralizing operations with respect to property management, leasing and asset management. As a result of this realignment, we anticipate recording a total severance charge of $30 million, $21.8 million of which was recorded during the three months ended September 30, 2006. The remaining charge is expected to be recorded in the fourth quarter 2006 and in 2007. This charge is included in general and administrative expense on the consolidated statements of operations. As of September 30, 2006, the severance costs incurred in the third quarter had not yet been paid; therefore, we have a liability established for the payment of such costs, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
      In conjunction with this realignment, effective this quarter, we reclassified property operating general and administrative expense (which consisted of certain corporate and regional general and administrative expenses) previously included in property operating expense on the consolidated statements of operations to general and administrative expense. Prior period amounts have been reclassified to reflect this change.
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
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

(Dollars in thousands)	September 30, 2006	December 31, 2005

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$496,850	$3,002,906
Other assets	61,165	356,016

Total Assets	$558,015	$3,358,922

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$476,296	$1,138,455
Other liabilities	45,384	151,303
Partners’ and shareholders’ equity	36,335	2,069,164

Total Liabilities and Partners’ and Shareholders’ Equity	$558,015	$3,358,922

Our share of historical partners’ and shareholders’ equity	$8,429	$878,225
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $29,611 and $21,303, respectively)(a)	109,656	69,764

Carrying value of investments in unconsolidated joint ventures	$118,085	$947,989

Our share of unconsolidated non-recourse mortgage debt	$167,741	$473,725

(a)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. The basis differentials occur primarily upon the transfer of assets that were previously owned by us into a joint venture or the acquisition of partial interests in joint ventures by us.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (Continued)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Statements of Operations:
Revenues	$33,319	$130,859	$96,857	$387,609

Expenses:
Interest expense and loan cost amortization	7,670	13,909	20,749	39,554
Depreciation and amortization	6,016	33,093	16,809	95,991
Operating expenses, ground rent and general and administrative expenses	17,446	61,011	53,486	180,128

Total expenses	31,132	108,013	91,044	315,673

Net income before gain (loss) on sale of real estate	2,187	22,846	5,813	71,936
Gain (loss) on sale of real estate	—	107	(12)	39,652

Net income	$2,187	$22,953	$5,801	$111,588

Our share of:
Net income	$315	$10,683	$405	$48,882

Interest expense and loan cost amortization	$2,474	$5,444	$7,247	$15,347

Depreciation and amortization (real estate related)	$2,952	$12,787	$8,611	$37,555

Gain (loss) on sale of real estate	$—	$29	$(91)	$17,405

NOTE 7 — MORTGAGE DEBT
      During the nine months ended September 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(14,824)
Consolidation of mortgage debt(b)	682,222
Mortgage financings(c)	585,000
Assumed through a property acquisition (see Note 3)	15,200

Balance at June 30, 2006(a)	3,436,981
Scheduled principal amortization prior to maturity	(6,914)
Repayment of debt encumbering the following properties(d):
Bayhill Office Center	(83,862)
Promenade II(e)	(97,409)
E.J. Randolph	(13,050)
Northridge I	(11,832)

Balance at September 30, 2006(a)	$3,223,914

(a)	Excludes net discounts on mortgage debt of $5.2 million, $5.0 million and $4.6 million as of December 31, 2005, June 30, 2006 and September 30, 2006, respectively.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — MORTGAGE DEBT — (Continued)

(b)	Upon adoption of EITF 04-5, effective January 1, 2006, we consolidated $682.2 million of mortgage debt, excluding discounts, as shown in the table below. Our share of the total mortgage debt consolidated is $306.9 million as of January 1, 2006.

	Principal	Our Share of the
Property	Balance	Principal Balance	Coupon Rate	Effective Rate	Maturity Date

	(Dollars in thousands)
Promenade II	$80,641	$40,320	7.84%	7.84%	10/1/2006
Promenade II	18,967	9,484	6.90%	6.90%	10/1/2006
Pasadena Towers	60,614	15,153	6.92%	6.92%	8/1/2008
Columbia Center	195,000	97,695	4.48%	4.48%	1/4/2010
Yahoo! Center	250,000	125,000	5.27%	5.27%	10/1/2015
SunTrust Center	77,000	19,250	5.34%	5.34%	1/1/2016

Total	$682,222	$306,902

(c)	During February 2006, the ownership of the Sixty State Street property was restructured. Pursuant to this restructure, we converted our former debt position in this property into an approximate 95% equity interest. In addition, new mortgage financing was obtained on the property. The new mortgage loan has a principal balance of $180.0 million, bears interest at a fixed coupon rate of 5.63% and matures in March 2011. The effective interest rate on this loan is 5.67%. Following this restructure, we will continue to consolidate the financial position and results of operations of this property.

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

(d)	This debt was repaid, at par, prior to its scheduled maturity date.

(e)	We own a 50% interest in this property, which we consolidate. Our share of the total debt repaid is $48.7 million.
NOTE 8 — UNSECURED NOTES
      During the nine months ended September 30, 2006, the following transactions occurred:

Unsecured Notes — Issued:
      On June 27, 2006, we and Equity Office as co-issuer issued $1.5 billion of exchangeable senior unsecured notes that mature on July 15, 2026. The notes bear interest at a fixed coupon rate of 4.00% and an effective rate of 4.11%. The notes are exchangeable into Equity Office common shares of beneficial interest (“Common Shares”), at the option of the holder, under specific circumstances (such as, if during a specified period of any calendar quarter, the closing price of Common Shares for at least 20 trading days in the period of 30 consecutive trading days exceeds $53.75) or on or after July 15, 2025, at an initial exchange rate of 23.2542 shares per $1,000 principal amount of notes. This is equivalent to an initial exchange price of $43.00 per share, which represents an 18.76% premium over the $36.21 closing price of Equity Office’s stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 8 — UNSECURED NOTES — (Continued)
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
      We used the net proceeds from the issuance to concurrently repurchase 17.2 million of Common Shares for $622.7 million at a price of $36.21 per share (see Note 10). The remaining $847.3 million of net proceeds were used to repay indebtedness under our revolving line of credit and term loan facilities.

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollar in thousands)
February	$20	4.00%	4.24%
March	23	4.30%	4.53%
March	500,000	8.38%	7.65%
April	20	4.40%	4.71%
September	50,000	7.44%	7.74%

Total/ Weighted Average	$550,063	8.29%	7.66%

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.
NOTE 9 — LINES OF CREDIT
      During the nine months ended September 30, 2006, the following transactions occurred:

Revolving Line of Credit
      In September 2006, we obtained a $2.5 billion revolving line of credit facility, which bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and has an annual facility fee of 15 basis points, or $3.75 million. This facility matures in September 2010. As a result, we repaid and terminated our existing $1.25 billion revolving line of credit facility and $1.6 billion unsecured term loan facility. These facilities were scheduled to mature in August 2009 and October 2006, respectively. As of September 30, 2006, $1.9 billion was outstanding under our $2.5 billion revolving line of credit facility.

Term Loans
      In January 2006, we exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to $1.0 billion. This facility had an interest rate of LIBOR plus 55 basis points and was scheduled to mature in October 2006. We incurred a fee of $1.0 million on this facility based on the outstanding balance as of June 30, 2006, which was reflected as additional interest expense in the consolidated statements of operations.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 9 — LINES OF CREDIT — (Continued)
In July 2006, we entered into an amendment that increased this facility to $1.6 billion. This facility was repaid and terminated in September 2006.
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
NOTE 10 — PARTNERS’ CAPITAL AND MANDATORILY REDEEMABLE PREFERRED UNITS

Units
      The following table presents the changes in the issued and outstanding Units since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $34.03 per unit)(a)	(35,593,840)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.76 per unit)	(102,570)
Issued to Equity Office upon exercise of share options	3,068,002
Units redeemed for cash (at an average purchase price of $30.89 per unit)	(2,845,536)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	548,143
Units issued to fund Equity Office’s Board of Trustee fees	17,412

Outstanding at June 30, 2006	389,406,375
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $38.08 per unit)	(76,908)
Issued to Equity Office upon exercise of share options	1,541,069
Units redeemed for cash (at an average purchase price of $37.17 per unit)	(292,841)
Issued to Equity Office related to restricted share cancellations, net of restricted shares issued to employees	(184,640)
Units issued to fund Equity Office’s Board of Trustee fees	6,849

Outstanding at September 30, 2006	390,399,904

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office’s Board of Trustees has authorized the repurchase of up to $2.6 billion of Common Shares in the open market or in privately-negotiated transactions through May 31, 2007. As of September 30, 2006, $296.6 million of unexercised authority remains available to repurchase Common Shares under the program. Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program.

In June 2006, in a separate authorization, Equity Office’s Board of Trustees also approved the repurchase of an additional $450.0 million of Common Shares concurrent with our issuance of $1.5 billion exchangeable unsecured notes (see Note 8). Of the Common Shares repurchased during the six months

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 10 —	PARTNERS’ CAPITAL AND MANDATORILY REDEEMABLE PREFERRED UNITS — (Continued)

ended June 30, 2006, 17,196,740 Common Shares were repurchased concurrently with our issuance of the $1.5 billion exchangeable unsecured notes.

In conjunction with such repurchases, we purchased from Equity Office and retired a corresponding number of Units for an aggregate cash purchase price equal to the aggregate purchase price for all Common Share repurchases.

Distributions
      The following distributions were declared with respect to the third quarter 2006:

	Distribution
	per Unit	Date Paid	Unitholder Record Date

Units	$0.33	October 16, 2006	September 29, 2006
Series B Preferred Units	$0.65625	August 15, 2006	August 1, 2006
Series G Preferred Units	$0.484375	September 15, 2006	September 1, 2006
NOTE 11 — (LOSS) EARNINGS PER UNIT
      The following table sets forth the computation of basic and diluted (loss) earnings per unit:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit amounts)	2006	2005	2006	2005

Numerator:
(Loss) income from continuing operations	$(68,992)	$71,867	$(31,570)	$181,689
Preferred distributions	(8,700)	(8,700)	(26,102)	(26,102)

(Loss) income from continuing operations available to unitholders	(77,692)	63,167	(57,672)	155,587
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $58,713, $27,565, $175,656 and $(55,975), respectively)	(77,211)	41,290	51,037	(167,625)

Numerator for basic and diluted (loss) earnings per unit — net (loss) income available to unitholders	$(154,903)	$104,457	$(6,635)	$(12,038)

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11 — (LOSS) EARNINGS PER UNIT — (Continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per unit amounts)	2006	2005	2006	2005

Denominator:
Denominator for basic (loss) earnings per unit — weighted average Units outstanding	387,833,388	452,847,362	400,765,403	451,549,093
Effect of dilutive potential units:
Units issuable upon exercise of Equity Office share options and restricted shares	—	4,496,159	—	3,821,566

Denominator for diluted (loss) earnings per unit — weighted average Units outstanding and dilutive potential units	387,833,388	457,343,521	400,765,403	455,370,659

(Loss) earnings per unit — basic:
(Loss) income from continuing operations available to unitholders	$(0.20)	$0.14	$(0.14)	$0.34
Discontinued operations	(0.20)	0.09	0.13	(0.37)

Net (loss) income available to unitholders(a)	$(0.40)	$0.23	$(0.02)	$(0.03)

(Loss) earnings per unit — diluted:
(Loss) income from continuing operations available to unitholders	$(0.20)	$0.14	$(0.14)	$0.34
Discontinued operations	(0.20)	0.09	0.13	(0.37)

Net (loss) income available to unitholders(a)	$(0.40)	$0.23	$(0.02)	$(0.03)

(a)	Net (loss) income available to unitholders per unit may not total the sum of the per unit components due to rounding.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 11 — (LOSS) EARNINGS PER UNIT — (Continued)
      The following securities were not included in the diluted (loss) earnings per unit computation because they would have had an antidilutive effect:

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2006	2005	2006	2005

Share options	$28.47	16,599,458	—	—	—
Share options	$28.48	—	—	18,575,196	—
Share options	$32.99	—	—	—	530,371
Restricted Shares	$29.34	2,122,057	—	—	—
Restricted Shares	$29.07	—	—	2,120,991	—
Series B Preferred Units(b)	$35.70	8,389,256	8,389,256	8,389,256	8,389,267

Total		27,110,771	8,389,256	29,085,443	8,919,638

(b)	The amounts shown represent the resulting Units upon conversion.
NOTE 12 — SEGMENT INFORMATION
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

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Property Operating Revenues:
Rental	$661,808	$563,347	$1,969,655	$1,676,432
Tenant reimbursements	143,380	100,466	389,406	277,658
Parking	36,967	28,512	109,221	82,828
Other(a)	16,867	8,926	50,165	84,682

Total Property Operating Revenues	859,022	701,251	2,518,447	2,121,600

Property Operating Expenses:
Real estate taxes	108,225	83,813	313,944	246,346
Insurance	7,381	16,208	24,347	28,520
Repairs and maintenance	107,452	76,947	301,136	221,263
Property operating	116,804	86,257	310,716	235,151

Total Property Operating Expenses	339,862	263,225	950,143	731,280

Property Net Operating Income from Continuing Operations	$519,160	$438,026	$1,568,304	$1,390,320

Property Operating Margin from Continuing Operations(b)	60.4%	62.5%	62.3%	65.5%

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 12 — SEGMENT INFORMATION — (Continued)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Reconciliation of Property Net Operating Income from Continuing Operations to (Loss) Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$519,160	$438,026	$1,568,304	$1,390,320
Add:
Fee income	1,402	5,314	3,796	13,788
Less:
Depreciation	(194,940)	(158,428)	(572,990)	(467,361)
Amortization	(31,038)	(24,009)	(99,613)	(66,210)
Ground rent	(6,332)	(6,097)	(18,864)	(16,208)
General and administrative	(60,830)	(43,007)	(144,529)	(121,254)
Impairment	(54,406)	—	(54,406)	(24,382)

Operating Income	173,016	211,799	681,698	708,693
Less:
Other expenses, primarily interest expense	(228,444)	(195,123)	(672,749)	(614,004)
Income taxes	(1,335)	(456)	(2,398)	(1,346)
Minority interests — partially owned properties	(12,325)	(2,442)	(38,840)	(7,969)
Add:
Income from investments in unconsolidated joint ventures	315	10,683	405	48,882
(Loss) gain on sales of real estate	(219)	47,406	314	47,433

(Loss) Income from Continuing Operations	$(68,992)	$71,867	$(31,570)	$181,689

(a)	Other income consists primarily of income from early lease terminations and ancillary income from tenants. Income from early lease terminations was $2.9 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively, and $11.3 million and $66.1 million for the nine months ended September 30, 2006 and 2005, respectively. The total for the nine months ended September 30, 2005 includes a significant lease termination of $48.7 million related to one lease.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.
NOTE 13 — RELATED PARTY TRANSACTIONS
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
NOTE 14 — COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
      We maintain our cash and cash equivalents at various high quality financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 —	COMMITMENTS AND CONTINGENCIES — (Continued)
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

Property Acquisitions
      In August 2006, we signed an agreement to acquire a 50% interest in the Wachovia Financial Center office property comprising 574,401 square feet (on an Effective Office Portfolio basis) located in Miami, Florida for $194.0 million. This acquisition closed on October 3, 2006.

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
      194 of our properties, consisting of 27.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was $6.0 billion at September 30, 2006. The restrictions on taxable dispositions are effective for periods expiring at different times through 2031. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties because we generally hold our properties for long-term investment purposes. However, where we have deemed it to be in our unitholders’ best interests to dispose of restricted properties, we have endeavored to do so, when practicable, through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 —	COMMITMENTS AND CONTINGENCIES — (Continued)
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

Third-Party Coverage
Type of Insurance Coverage	Our Loss Exposure/Deductible	Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c); $825 million per occurrence for wind and flood losses (c)

Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)

Acts of terrorism(d)	$4.9 million per occurrence deductible (plus 10% of the remainder of each and every loss with a maximum per occurrence exposure of $37.4 million which includes the $4.9 million deductible); however, TRIEA provides that if the aggregate industry loss as a result of any such foreign terrorism occurrence is less than $50 million ($100 million in 2007), we are responsible for 100% of such loss. Our intent is to insure such amounts in excess of $50 million in 2007.	$825 million per occurrence(e)

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 —	COMMITMENTS AND CONTINGENCIES — (Continued)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on loss studies performed by independent third parties. These studies are based on numerous assumptions, not all of which may prove correct in the event of a catastrophic earthquake. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Risk Insurance Act of 2002 (“TRIA”). This coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

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
NOTE 15 — SUBSEQUENT EVENTS
      The following events occurred subsequent to September 30, 2006, through November 1, 2006:
1. We refinanced the mortgage debt encumbering the Reston Town Center property. The new mortgage has a principal balance of $211.3 million, bears interest at a fixed coupon rate of 5.71% and matures in October 2016. The prior mortgage had a total principal balance of $109.6 million as of the refinancing date. The prior mortgage was comprised of two notes, which had principal balances of $81.5 million and $28.1 million. These notes had coupon interest rates of 8.00% and 6.90%, respectively, and were scheduled to mature in January 2007.

EOP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 —	SUBSEQUENT EVENTS — (Continued)
2. We acquired a partial interest in the following property:

				Effective Office
				Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price

				(Dollars in thousands)
Wachovia Financial Center(a)	Miami, FL	10/3/2006	1	574,401	$194,000

		Total	1	574,401	$194,000

(a)	We acquired a 50% interest in this property, which we consolidate. Upon acquisition, we assumed $162.3 million of variable rate mortgage debt, which matures in December 2009, and a corresponding $150.0 million floating-to-fixed interest rate swap, which matures in August 2009. The swap effectively converted $150.0 million of the mortgage debt to a fixed interest rate of 5.56%. The fair value of the swap as of the acquisition date was $2.4 million. The remaining $12.3 million of mortgage debt assumed bears interest at LIBOR plus 125 basis points. Our share of the total debt encumbering this property is $81.2 million.
3. We sold the following property:

				Effective Office
				Portfolio

		Disposition	Number of	Square	Sales
Property	Location	Date	Buildings	Feet	Price

				(Dollars in thousands)
Cerritos Towne Center	Cerritos, CA	10/27/2006	5	461,794	$114,000

		Total	5	461,794	$114,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to, without limitation, future economic performance, plans and objectives for future operations of EOP Operating Limited Partnership (“EOP Partnership”) and projections of revenue and other financial items, which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereof or compatible terminology. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the outlook of EOP Partnership include, but are not limited to, the following:

•	while our occupancy and market rents are increasing, we continue to experience rent roll down in certain markets (although at levels that are significantly less than recent years) as leases expire and are renewed at current rates; our operations also may continue to be negatively impacted by the effect of increased expenses (including energy, real estate taxes, insurance and repairs and maintenance expense) and significant tenant improvement and leasing costs;

•	although new construction in our principal markets is not high relative to historic levels, we may face increased competition in certain of our markets as buildings currently planned or under development are completed and begin to lease up;

•	our long-term leases cause our operating results to lag improving market conditions;

•	our geographic market diversity may cause our overall operating results to be less favorable than operating results in the strongest markets;

•	in order to continue to pay distributions to our unitholders at anticipated levels, we must borrow funds or sell assets;

•	we were a net seller of real estate in 2005 and expect to continue to sell a significant amount of assets during the remainder of 2006 and in 2007, which may further reduce our income from continuing operations and funds from operations;

•	future disposition activity may also result in gains or losses on sale of real estate, earnings dilution and impairment charges;

•	our performance and unit value are subject to risks associated with the real estate industry; new acquisitions may fail to perform as expected;

•	our ability to dispose of assets on terms we find acceptable will be subject to market conditions we do not control;

•	our properties face significant leasing competition;

•	competition for acquisitions or an oversupply of properties for sale could adversely affect us;

•	we face potential adverse effects from tenant bankruptcies or insolvencies;

•	a hurricane, earthquake or terrorist act could adversely affect our business and, as a result of our self-insurance levels, such losses, or other potential losses, will not be fully covered by third-party insurance.
      These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including Form 10-K filed on March 15, 2006 as amended by Part II — Item 1A of our Form 10-Q filed on August 8, 2006. Except with respect to material changes in such risk factors as may be reflected from time to time in our quarterly filings, we are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
            This MD&A is organized as follows:

I.	Executive Summary

A description of our business as well as key factors and trends that affect our business.

II. Results of Operations

Period-to-period comparison of our results of operations for the three and nine months ended September 30, 2006 and 2005.

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
      Equity Office Properties Trust (“Equity Office”), our general partner, is the largest publicly traded owner and manager of office properties in the United States by building square footage. We own, manage, lease and develop office properties. At September 30, 2006, we had a national office portfolio comprised of whole or partial interests in 585 office buildings located in 16 states and the District of Columbia. We own premium quality office buildings. Based on our Effective Office Portfolio, which consists of 98.5 million square feet, 39.8% and 60.2% of our properties are located in central business districts and suburban locations, respectively. At September 30, 2006, we owned buildings in 24 markets and 100 submarkets, including our 16 principal markets which are:

Austin	Oakland	San Jose
Boston	Orange County	Seattle
Chicago	Portland	Stamford
Denver	Sacramento	Washington, D.C.
Los Angeles	San Diego
New York	San Francisco

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
Economic Environment
      We typically experience long business cycles because our average lease term is four to six years. Accordingly, when office business fundamentals improve, our operating results tend to improve more slowly than would be the case if, for example, we re-priced a substantial percentage of our product “to market” on an annual basis. Conversely, when the fundamentals of the office business decline, our operating results do not deteriorate as quickly. Further, we have chosen to diversify our portfolio risk by operating in a large number of office markets whose conditions may not recover or deteriorate in tandem. As a result of these factors, variations in our operating results due to changing market conditions are likely to lag those in the general economy and are also likely to vary from those generated by portfolios which are concentrated in fewer markets.
      At the present time, the office market fundamentals are generally improving from prior years. Office job growth, a primary demand driver for office properties, has been positive for three years and is forecasted to remain positive in most of our principal markets for the remainder of 2006 and 2007, but is expected to grow at a slower rate. Measured over the course of the past three years, all of our principal markets have experienced increases in occupied office space (commonly known as positive net absorption). Occupancy rates have increased in all of our principal markets, and we expect most of these markets to show continued modest increases for the remainder of 2006. However, in a few markets with new construction deliveries, a modest decline in occupancy is possible for the remaining portion of 2006 and 2007. Although construction activity in several of our markets continues to increase, such activity remains below historical levels. Construction costs have increased (including material costs which are partially driven by rising energy costs) and this may temporarily constrain new competitive supply in a number of our markets.
      Rental rates have increased in virtually all of our principal markets. Although rising rents and occupancy trends are expected to positively impact our operating results over time, our results will continue to be negatively impacted by anticipated decreases, though at diminished levels, in rental rates on new and renewal leases in certain of our markets as compared to expiring leases (commonly referred to as rent roll down) and the effect of increased expenses (including energy, real estate taxes, insurance and repairs and maintenance expense) and significant tenant improvement and leasing costs.
Investment Activity
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold, on an Effective Office Portfolio basis, $2.7 billion of assets and acquired $1.4 billion of assets. In August 2006, we announced plans to dispose of an additional $3.0 billion to $3.5 billion of assets comprising 16 million to 18 million square feet. During the nine months ended September 30, 2006, we sold $852.4 million of assets comprising 5.2 million square feet (of which $418.5 million of assets comprising 2.5 million square feet related to our $3.0 billion to $3.5 billion disposition program) and acquired $934.0 million of assets. Our current portfolio is comprised of premium quality office buildings in diverse geographic markets. As of September 30, 2006, 91.7% of our assets (based on total square feet) are currently located in our 16 principal markets. The potential disposition of an additional 16 million to 18 million square feet is designed to further concentrate our assets in markets which we believe are positioned for long-term growth.
      As a result of the reduction in the intended holding period for the $3.0 billion to $3.5 billion of assets targeted for disposition, we recognized a non-cash impairment charge in the third quarter of $188.9 million, attributed to nine assets and one vacant land parcel. Approximately 65 percent of this impairment charge related to one building, which was subsequently sold during the third quarter 2006. We expect to recognize an overall net gain from the anticipated dispositions, assuming they close at targeted prices. Assuming we utilize the proceeds of these dispositions principally to repay debt, we would not anticipate earnings dilution from these transactions. Our disposition plans include selling all of our properties in Atlanta, reducing the size of our portfolio in Chicago, Denver and Northern California, and selectively selling buildings in our other principal markets. Any sales are subject to market conditions. There can be no assurances that future sales will be completed within the contemplated timeframe, at the anticipated price levels or, in the case of the assets with recently reduced carrying values, at those reduced values.
      During the third quarter 2006, we initiated a significant reorganization, moving from a regional to a functional structure and further centralizing operations with respect to property management, leasing and asset management. As a result of the realignment, we anticipate recording a total severance charge of $30 million, $21.8 million of which was recorded during the third quarter. The remaining charge is expected to be recorded in the fourth quarter 2006 and in 2007.
      We continually evaluate our portfolio on both a property-by-property and a market basis and are focused on maximizing the value and total return of every asset. There are times when market conditions or asset management strategy warrants selling properties in our principal markets. We expect to continue to take advantage of market opportunities and, to the extent permissible within the tax laws, may engage in further sales in excess of the $3.0 billion to $3.5 billion already identified based on market conditions. As a general matter, when we sell assets in the future, we may recognize gains, losses or impairment charges, and may experience earnings dilution. Ultimately, the amount and duration of dilution, if any, from asset sales will depend upon the manner in which we redeploy our capital over time. We believe any short-term earnings dilution is outweighed by our improved prospects for long-term growth and that our dispositions will be accretive in the long-term based on our anticipated use of proceeds.
      We expect to continue to invest a portion of the capital from our dispositions or other sources of capital into our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of equity securities, including Equity Office’s common shares of beneficial interest (“Common Shares”) and units of partnership interest (“Units”), acquisitions and developments which we expect to meet our return criteria. While the current commercial real estate market has provided us with favorable valuations for assets we have sold, this same market has also created an extremely competitive atmosphere for acquiring properties. Most of the properties we acquired during the first nine months of 2006 had average occupancy rates lower than our weighted average portfolio occupancy and were, therefore, dilutive to earnings on a short-term basis. We acquired these properties, however, because they were attractively priced, located in our principal markets and have growth potential that we believe will make them accretive to our earnings over the long-term.
      As of September 30, 2006, our overall debt levels increased $2.3 billion as compared to December 31, 2005, mainly as a result of funds used for Common Share repurchases and the JV Consolidation (refer to discussion of JV Consolidation in Result of Operations section of this MD&A), which totaled $682.0 million (our share of which is $306.9 million). Equity Office repurchased 35.6 million Common Shares (at an average purchase price of $34.03 per share for $1.2 billion) and redeemed 3.1 million Units (at an average purchase price of $31.48 per Unit for $98.8 million). Included in these amounts are 17.2 million Common Shares repurchased concurrently with the June 2006 issuance of $1.5 billion of exchangeable senior unsecured notes.

Liquidity and Capital Resources
      As discussed later in Section III below, also entitled Liquidity and Capital Resources, for 2006 we anticipate that our net cash flow provided by operating activities will be insufficient to meet all of our cash usages including capital improvements, tenant improvements and leasing costs as well as distributions to our unitholders and that we will cover the shortfall with proceeds primarily from financing activities and asset sales. The shortfall has decreased. We expect this trend to continue and that net cash flow provided by operating activities for 2007 will be sufficient to meet the cash usages described above.
Operating and Leasing Results

Operating Results for the Nine Months Ended September 30, 2006
      The financial results presented in the consolidated statements of operations show significant changes from period-to-period. Our period-to-period financial results may not be comparable because of property acquisitions and dispositions. We have also consolidated properties (that we previously recorded under the equity method) as part of the JV Consolidation, which is described further in Section II. Results of Operations of this MD&A. The net income for properties sold and properties held for sale (including all revenue and expense line items) is included in Discontinued Operations in the financial statements. As a result of our significant acquisition, disposition and consolidation activity, we report condensed consolidated results for properties owned during the comparable periods (the “Same Store Portfolio”). The Total Company results include the Same Store Portfolio as well as amounts attributable to acquisitions, dispositions, consolidations and corporate level expenses.

Total Company
      As the economy and office markets recover, we are seeing improvements in almost all of our markets. Although rental rates in certain markets on new and renewal leases continue to be below those of expiring leases across our portfolio, occupancy and rental rates on our new leases have gradually been improving, which has offset the impact of the rent roll down. We also repositioned our portfolio by disposing of $2.7 billion of assets in 2005 which resulted in earnings dilution. During August 2006, we announced plans to dispose of an additional $3.0 billion to $3.5 billion of assets. As a result of the reduction in the intended holding period for these assets, we recognized a non-cash impairment charge in the third quarter of $188.9 million (of which $54.4 million is recorded in continuing operations and $134.5 million in discontinued operations). Income from early lease terminations on a consolidated basis declined during the nine months ended September 30, 2006 by $54.7 million (2005 included lease termination income from one tenant in the amount of $48.7 million) as compared to the prior year period. Also during the nine months ended September 30, 2006, operating expenses increased primarily because of increased utility and repairs and maintenance costs (although a portion of such increases can be recovered from our tenants). In the third quarter 2006, we initiated a significant reorganization and incurred severance expense. For the nine months ended September 30, 2006 and 2005, severance expense was $24.8 million and $7.1 million, respectively. For the nine months ended September 30, 2005, we incurred insurance expense and lost rental revenue of $12.5 million related to Hurricane Katrina, while for the nine months ended September 30, 2006, $2.0 million of Hurricane Katrina expenses were reversed because repairs are now mainly complete and repair costs were less than originally estimated.
      After giving effect to these charges and other items, our income from continuing operations decreased from income of $0.34 per diluted unit for the nine months ended September 30, 2005 to a loss of $0.14 per diluted unit for the nine months ended September 30, 2006. However, our net loss available to unitholders decreased from a loss of $0.03 per diluted unit for the nine months ended September 30, 2005 to a loss of $0.02 per diluted unit for the nine months ended September 30, 2006, mainly as a result of the non-cash impairment charges and losses on assets sold in 2005.

Same Store
      The recovering markets positively impacted our Same Store results. For the nine months ended September 30, 2006, Same Store property operating revenue increased nearly 1% over the prior year period. The growth was primarily driven by improved occupancy, rental rate growth in certain markets and increased tenant reimbursements. At the same time, total Same Store property operating expenses (which include real estate taxes, insurance, repairs and maintenance, and property operating expenses) increased over 7%, mainly due to higher utilities and repairs and maintenance expenses. As a result, Same Store property net operating income from continuing operations was 2.6% lower for the nine months ended September 30, 2006 as compared to the prior year period. The comparative Same Store results were impacted by the significant decrease in income from early lease terminations and the impact of Hurricane Katrina, both of which were described in the Total Company section above.

Leasing Results

Occupancy
      Total square feet for leases under which tenants took occupancy during the nine months ended September 30, 2006 and 2005 were 12.8 million and 16.3 million, respectively, on a Total Office Portfolio basis. This decrease was primarily a result of our reduced portfolio size, which decreased from 115.3 million square feet at December 31, 2004 to 98.5 million square feet at September 30, 2006 on an Effective Office Portfolio basis. Our Effective Office Portfolio occupancy was 91.1% as of September 30, 2006, an increase from 90.4% at the end of 2005 and 87.5% at the end of 2004. The increase in occupancy in 2005 was mainly due to selling properties with low occupancy and improved leasing results. During 2006, the net effect of both acquiring and selling properties with occupancy levels below our portfolio weighted average occupancy had a minimal impact on occupancy. Accordingly, the increase year to date in 2006 was primarily driven by improving office markets throughout the country and strong leasing results. We expect occupancy to be in the 91% to 92% range by year-end 2006 and in the 92% to 94% range by year-end 2007.

Rental Rates
      Rental rates on new leases for tenants that have taken occupancy declined during the nine months ended September 30, 2006 and 2005 by 9.5% and 14.1% (on a weighted average cash basis), respectively, when compared to rates on expiring and terminating leases. Market rents began a downward trend in 2001 as vacancy rates increased across the nation. While we have recently been able to increase rental rates in most areas (market rents increased in our principal markets an estimated 8.6% since third quarter 2005), we expect it to take time for rental rates to improve across the portfolio since only a portion of our leases expire each year. Until market rental rates increase from their current levels to the level payable under expiring leases, we expect that rent roll down will reduce our rental revenues and results of operations.
      We estimate that rental rates on our leases that are scheduled to expire during the remainder of 2006 are 5% to 10% above current market rental rates. During 2007, we anticipate that in many of our principal markets, rental rates on new leases will exceed those of expiring leases. However, across our portfolio, we expect that rental rates on expiring leases will be approximately 3% above market rental rates in 2007, which would reduce our rental revenues by an estimated $7.5 million to $10 million over the course of a full twelve-month period.

Early Lease Terminations
      We had 1.7 million square feet of early lease terminations during the nine months ended September 30, 2006, which compares to 2.7 million square feet (including 0.3 million from a single tenant) in the nine months ended September 30, 2005. Income from early lease terminations was significantly lower in the first nine months of 2006 than the first nine months of 2005 primarily because of one large termination fee in 2005.

Tenant Improvements and Leasing Costs
      In order to retain tenants and obtain new tenants, we incur tenant improvement and leasing costs, which remain at historically high levels. Our share of such costs for the nine months ended September 30, 2006 averaged $18.23 per square foot as compared to the full year 2005 average of $20.23 per square foot. We expect a significant increase in tenant improvements and leasing costs during the last quarter of 2006 resulting in the average costs for all of 2006 to be between $20.00 and $21.50 per square foot and to be between $20.00 and $21.50 per square foot for 2007. These increasing costs are due to higher construction costs across the country. Also, the repositioning of our portfolio has resulted in a higher concentration of buildings in markets that require higher tenant improvement costs.
Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented.

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2006	2005	2006	2005

Office Property Data for Total Office Portfolio:
Occupancy at end of period	91.1%	89.2%	91.1%	89.2%
Gross square footage for tenants whose lease term commenced during the period	3,935,836	5,575,587	12,780,518	16,275,329
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a,b)	$28.98	$25.71	$28.59	$26.68
Cash basis(b,c)	$27.90	$24.89	$27.70	$25.69
Gross square footage for expiring and terminated leases during the period	3,724,216	5,009,972	12,817,959	15,631,862
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$30.11	$29.13	$29.68	$29.11
Cash basis(c)	$31.60	$29.90	$30.60	$29.89
Change in weighted average annual rent per square foot between expiring and terminated leases and leases that commenced during the period:
GAAP basis — change in annual rent per square foot	$(1.13)	$(3.42)	$(1.09)	$(2.43)
GAAP basis — percent change in annual rent per square foot	(3.8)%	(11.7)%	(3.7)%	(8.3)%
Cash basis — change in annual rent per square foot	$(3.70)	$(5.01)	$(2.90)	$(4.20)
Cash basis — percent change in annual rent per square foot	(11.7)%	(16.8)%	(9.5)%	(14.1)%

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new leases for tenants whose lease term commenced during the period may lag the market because leasing decisions typically are made one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 (as a result of rent abatements), then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). The contractual rent amounts include total base rent and estimated expense reimbursements from tenants before any adjustments for rent abatements and contractual increases or decreases in rent. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

II.	Results of Operations

Period-to-Period Comparisons
      The financial results presented in the consolidated statements of operations show significant changes from period-to-period. Our period-to-period financial results may not be comparable because of property acquisitions and dispositions. We have also consolidated properties (that we previously recorded under the equity method) as a result of the JV Consolidation (see discussion below). During 2005, we completed a significant amount of disposition activity which resulted in earnings dilution. The net income for properties sold and properties held for sale (including all revenue and expense line items) is included in Discontinued Operations in the financial statements. See Item 1 — Note 4 for more information, including the results of operations for the properties classified as Discontinued Operations.
      Below is a summary of changes in our Total Office Portfolio and our Effective Office Portfolio:

		Square Feet

		Total Office	Effective Office
	Buildings	Portfolio	Portfolio

Properties owned as of:
December 31, 2004	698	125,713,245	115,279,743
Acquisitions	55	3,959,956	3,959,956
Development placed in service	1	115,340	115,340
Dispositions	(131)	(18,275,376)	(17,644,205)
Property taken out of service(a)	(1)	(61,825)	(61,825)
Building remeasurements	—	57,713	59,282

December 31, 2005	622	111,509,053	101,708,291
Acquisitions	3	374,763	374,763
Dispositions	(10)	(783,629)	(783,629)
Building remeasurements and other	—	22,133	(15,081)

March 31, 2006	615	111,122,320	101,284,344
Acquisitions	2	273,535	273,535
Development placed in service	1	93,349	93,349
Dispositions	(20)	(1,884,483)	(1,884,483)
Property taken out of service(a)	(1)	(313,333)	(313,333)
Building remeasurements and other	(2)	(94,660)	(71,162)

June 30, 2006	595	109,196,728	99,382,250
Acquisitions	3	1,825,312	1,631,066
Dispositions	(13)	(2,529,636)	(2,529,636)
Building remeasurements and other	—	6,390	2,495

September 30, 2006	585	108,498,794	98,486,175

(a)	The properties taken out of service represent office properties we are no longer attempting to lease which may be redeveloped or sold in the future.
      As a result of the significant acquisition, disposition and consolidation activity, we have presented condensed consolidated results for properties owned during the comparable periods (the “Same Store Portfolio”). The Total Company results include the Same Store Portfolio as well as amounts attributable to acquisitions, dispositions, the JV Consolidation (see discussion below) and corporate level expenses (“Non-Same Store”). Additionally, in conjunction with our realignment, effective this quarter, we reclassified property operating general and administrative expense (which consisted of certain corporate and regional general and administrative expenses) previously included in property operating expense on the consolidated statements of operations to general and administrative expense. Prior period amounts have been reclassified to reflect this change.

JV Consolidation
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
      Prior to January 1, 2006, our share of the net income from these joint ventures was included in “Income from investments in unconsolidated joint ventures” on the consolidated statements of operations. Upon consolidation, our results of operations include the revenues and expenses of these joint ventures and an allocation to the minority interest partners for their share of the net income. The consolidation of the joint ventures did not impact income from continuing operations, net income available to unitholders or funds from operations available to unitholders. The table below summarizes the effect on our results of operations for the three and nine months ended September 30, 2006 as a result of the consolidation of these joint ventures.

	For the three months ended	For the nine months ended
(Dollars in thousands)	September 30, 2006	September 30, 2006

Increase in total revenues	$104,487	$305,162
Increase in total operating expenses	$75,381	$216,927
Increase in other expense (primarily interest expense)	$9,410	$27,581
Decrease in income from investments in unconsolidated joint ventures	$10,043	$30,478
Increase in minority interests — partially owned properties	$9,653	$30,176
Change in income from continuing operations	$—	$—

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 494 consolidated office properties and six unconsolidated joint venture properties acquired or placed in service on or prior to July 1, 2005.

							Same Store
	For the three months ended			For the three months ended			Portfolio Change		Total Company
	September 30, 2006			September 30, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Revenues:
Property operating revenues	$724,682	$134,340	$859,022	$695,081	$6,170	$701,251	$29,601	4.3%	$157,771	22.5%
Fee income	—	1,402	1,402	—	5,314	5,314	—	—	(3,912)	(73.6)

Total revenues	724,682	135,742	860,424	695,081	11,484	706,565	29,601	4.3	153,859	21.8

Expenses:
Depreciation and amortization	183,576	42,402	225,978	176,906	5,531	182,437	(6,670)	(3.8)	(43,541)	(23.9)
Real estate taxes	86,439	21,786	108,225	82,369	1,444	83,813	(4,070)	(4.9)	(24,412)	(29.1)
Insurance	4,934	2,447	7,381	16,090	118	16,208	11,156	69.3	8,827	54.5
Repairs and maintenance	86,163	21,289	107,452	75,947	1,000	76,947	(10,216)	(13.5)	(30,505)	(39.6)
Property operating	99,156	17,648	116,804	85,030	1,227	86,257	(14,126)	(16.6)	(30,547)	(35.4)
Ground rent	5,471	861	6,332	6,020	77	6,097	549	9.1	(235)	(3.9)
General and administrative(a)	—	60,830	60,830	—	43,007	43,007	—	—	(17,823)	(41.4)
Impairment	51,469	2,937	54,406	—	—	—	(51,469)	—	(54,406)	—

Total expenses	517,208	170,200	687,408	442,362	52,404	494,766	(74,846)	(16.9)	(192,642)	(38.9)

Operating income	207,474	(34,458)	173,016	252,719	(40,920)	211,799	(45,245)	(17.9)	(38,783)	(18.3)

Other income (expense):
Interest and dividend income	1,816	4,983	6,799	1,414	2,546	3,960	402	28.4	2,839	71.7
Interest expense(b)	(46,411)	(188,832)	(235,243)	(38,091)	(160,992)	(199,083)	(8,320)	(21.8)	(36,160)	(18.2)

Total other income (expense)	(44,595)	(183,849)	(228,444)	(36,677)	(158,446)	(195,123)	(7,918)	(21.6)	(33,321)	(17.1)

Income (loss) before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and (loss) gain on sales of real estate	162,879	(218,307)	(55,428)	216,042	(199,366)	16,676	(53,163)	(24.6)	(72,104)	(432.4)
Income taxes	—	(1,335)	(1,335)	(6)	(450)	(456)	6	100.0	(879)	(192.8)
Minority Interests:
Partially owned properties	(2,669)	(9,656)	(12,325)	(2,442)	—	(2,442)	(227)	(9.3)	(9,883)	(404.7)
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $0 and $29, respectively)	349	(34)	315	(210)	10,893	10,683	559	266.2	(10,368)	(97.1)
(Loss) gain on sales of real estate	(34)	(185)	(219)	—	47,406	47,406	(34)	—	(47,625)	(100.5)

Income (loss) from continuing operations	160,525	(229,517)	(68,992)	213,384	(141,517)	71,867	(52,859)	(24.8)	(140,859)	(196.0)
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $58,713 and $27,565, respectively)	—	(77,211)	(77,211)	—	41,290	41,290	—	—	(118,501)	(287.0)

Net income (loss)	$160,525	$(306,728)	$(146,203)	$213,384	$(100,227)	$113,157	$(52,859)	(24.8)%	$(259,360)	(229.2)%

Selected Items from Continuing Operations:
Property net operating income(c)	$447,990	$71,170	$519,160	$435,645	$2,381	$438,026	$12,345	2.8%	$81,134	18.5%

Property operating margin (c,d)	61.8%	53.0%	60.4%	62.7%	38.6%	62.5%		(0.9)%		(2.1)%

Deferred rental revenue	$4,361	$2,565	$6,926	$13,834	$282	$14,116	$(9,473)	(68.5)%	($7,190)	(50.9)%

Income from early lease terminations	$2,866	$41	$2,907	$4,186	$—	$4,186	$(1,320)	(31.5)%	($1,279)	(30.6)%

(a)	General and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 1 — Note 12 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio increased primarily because of increased occupancy, an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants) and rent growth in certain of our markets, partially offset by a decrease in income from early lease terminations and the effect of the rent roll down. The increase is also partially due to $1.9 million of rent loss due to Hurricane Katrina, which is reflected in the third quarter 2005 amount. Same store occupancy increased from 89.6% at June 30, 2005 to 91.9% at September 30, 2006.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, the JV Consolidation and developments, which accounted for $128.2 million of the increase, and increases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, the JV Consolidation and developments, which accounted for $36.9 million of the increase, and the increases in the Same Store Portfolio, as explained above.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio increased primarily due to increases in tax rates and assessed property values. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company because of property acquisitions, the JV Consolidation and developments, which accounted for $20.3 million of the increase, and the increases in the Same Store Portfolio, as explained above.

Insurance
      Insurance expense decreased in the Same Store Portfolio primarily due to decreases in expenses recorded for losses related to Hurricane Katrina. The third quarter 2005 included $10.6 million of insurance expense due to Hurricane Katrina losses. In the third quarter 2006, $2.0 million of Hurricane Katrina expenses were reversed because repairs are now mainly complete and repair costs were less than originally estimated.
      Insurance expense decreased in the Total Company due to the decreases in the Same Store Portfolio, as explained above, partially offset by property acquisitions, the JV Consolidation and developments, which increased by $2.3 million.
      We expect insurance expense to increase, and perhaps significantly, in the fourth quarter of 2007 as our three-year contract expires and will be renewed at market rates.

Repairs and Maintenance
      Repairs and maintenance expense increased in the Same Store Portfolio as a result of increased cleaning expense attributable to higher contractual rates and increased occupancy, higher payroll costs for building engineers and higher spending for major repairs. We increased our spending in repairs and maintenance as part of a program to maintain high levels of quality in our properties. Repairs and maintenance expense is expected to continue at an increased level as a result of planned projects in 2006 and 2007.
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, the JV Consolidation and developments, which accounted for $20.3 million of the increase, and increases in the Same Store Portfolio, as explained above.

Property Operating
      In conjunction with our realignment, we reclassified property operating general and administrative expense (which consisted of certain corporate and regional general and administrative expenses) previously included in property operating expense to general and administrative expense for the current and prior periods.
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $9.3 million attributable to higher utility rates and increased occupancy and increased payroll expenses. We anticipate that utility costs will increase in 2007, but at reduced levels. A portion of such expenses will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of property acquisitions, the JV Consolidation and developments, which accounted for $16.4 million of the increase, and increases in the Same Store Portfolio, as explained above.

General and Administrative
      General and administrative expense increased in the Total Company mainly as a result of severance expense. We initiated a significant reorganization in the third quarter 2006, moving from a regional to a functional structure and further centralizing operations with respect to property management, leasing and asset management. As a result of the realignment, we anticipate recording a total severance charge of $30 million, $21.8 million of which was recorded during the third quarter 2006. The remaining charge is expected to be recorded in the fourth quarter 2006 and in 2007. Severance expense recognized in the third quarter 2005 was $2.7 million ($1.6 million of which is included in general and administrative expense).

Impairment
      In August 2006, we announced our plans to dispose of an additional $3.0 billion to $3.5 billion of assets. As a result of the reduction in the intended holding period for these assets, we recognized a non-cash impairment charge of $188.9 million during the third quarter of 2006 (of which $54.4 million is recorded in continuing operations and $134.5 million in discontinued operations). Refer to Item 1 — Note 4.

Interest Expense
      Interest expense in the Same Store Portfolio increased primarily because of refinancing debt at higher principal amounts and the impact of obtaining new mortgage debt, partially offset by mortgage debt repayments.
      Interest expense for the Total Company increased primarily as a result of increased indebtedness largely used for Common Share and Unit repurchases during 2005 and 2006 and the JV Consolidation, partially offset by the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower rates. Capitalized interest increased $9.1 million due to an increase in development activity.
      As of September 30, 2006, 85% of our total debt was at a fixed interest rate and our weighted average interest rate on consolidated debt was 6.31% compared to 6.70% at September 30, 2005. Our fixed to floating debt ratio will fluctuate periodically based on, among other things, our capital transaction activities, including acquisitions, dispositions, Common Share repurchases and debt maturities.

Minority Interest — Partially Owned Properties
      Income allocated to minority interests in partially owned properties for the Total Company increased primarily because of the JV Consolidation.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures for the Total Company decreased primarily because of the JV Consolidation.

Gain on Sales of Real Estate
      The gain on sales of real estate in the third quarter 2005 of $47.4 million related to the 2005 partial sales of our interests in two properties. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), the net income from these properties, which included the gain on sale, was not classified as discontinued operations because we maintained an ongoing involvement with the operations of these properties.

Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 1 — Note 4 for additional information regarding discontinued operations.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 476 consolidated office properties and six unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2005.

							Same Store
	For the nine months ended			For the nine months ended			Portfolio Change		Total Company
	September 30, 2006			September 30, 2005			Favorable/		Change Favorable/
							(Unfavorable)		(Unfavorable)
	Same Store	Non-Same	Total	Same Store	Non-Same	Total
(Dollars in thousands)	Portfolio	Store	Company	Portfolio	Store	Company	Amount	%	Amount	%

Revenues:
Property operating revenues	$2,103,300	$415,147	$2,518,447	$2,087,127	$34,473	$2,121,600	$16,173	0.8%	$396,847	18.7%
Fee income	—	3,796	3,796	—	13,788	13,788	—	—	(9,992)	(72.5)

Total revenues	2,103,300	418,943	2,522,243	2,087,127	48,261	2,135,388	16,173	0.8	386,855	18.1

Expenses:
Depreciation and amortization	531,899	140,704	672,603	509,360	24,211	533,571	(22,539)	(4.4)	(139,032)	(26.1)
Real estate taxes	248,736	65,208	313,944	240,176	6,170	246,346	(8,560)	(3.6)	(67,598)	(27.4)
Insurance	16,723	7,624	24,347	27,610	910	28,520	10,887	39.4	4,173	14.6
Repairs and maintenance	240,987	60,149	301,136	216,381	4,882	221,263	(24,606)	(11.4)	(79,873)	(36.1)
Property operating	259,608	51,108	310,716	229,447	5,704	235,151	(30,161)	(13.1)	(75,565)	(32.1)
Ground rent	16,813	2,051	18,864	15,968	240	16,208	(845)	(5.3)	(2,656)	(16.4)
General and administrative(a)	—	144,529	144,529	—	121,254	121,254	—	—	(23,275)	(19.2)
Impairment	50,600	3,806	54,406	4,204	20,178	24,382	(46,396)	(1103.6)	(30,024)	(123.1)

Total expenses	1,365,366	475,179	1,840,545	1,243,146	183,549	1,426,695	(122,220)	(9.8)	(413,850)	(29.0)

Operating income	737,934	(56,236)	681,698	843,981	(135,288)	708,693	(106,047)	(12.6)	(26,995)	(3.8)

Other income (expense):
Interest and dividend income	4,852	11,222	16,074	5,675	4,895	10,570	(823)	(14.5)	5,504	52.1
Interest expense(b)	(126,517)	(562,306)	(688,823)	(137,038)	(487,536)	(624,574)	10,521	7.7	(64,249)	(10.3)

Total other income (expense)	(121,665)	(551,084)	(672,749)	(131,363)	(482,641)	(614,004)	9,698	7.4	(58,745)	(9.6)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	616,269	(607,320)	8,949	712,618	(617,929)	94,689	(96,349)	(13.5)	(85,740)	(90.5)
Income taxes	(1,160)	(1,238)	(2,398)	(388)	(958)	(1,346)	(772)	(199.0)	(1,052)	(78.2)
Minority Interests:
Partially owned properties	(8,661)	(30,179)	(38,840)	(7,969)	—	(7,969)	(692)	(8.7)	(30,871)	(387.4)
Income from investments in unconsolidated joint ventures (including (loss) gain on sales of real estate of $(91) and $17,405, respectively)	542	(137)	405	196	48,686	48,882	346	176.5	(48,477)	(99.2)
Gain on sales of real estate	313	1	314	—	47,433	47,433	313	—	(47,119)	(99.3)

Income (loss) from continuing operations	607,303	(638,873)	(31,570)	704,457	(522,768)	181,689	(97,154)	(13.8)	(213,259)	(117.4)
Discontinued operations (including net gain (loss) on sales of real estate and provision for (loss) on properties held for sale of $175,656 and $(55,975), respectively)	—	51,037	51,037	—	(167,625)	(167,625)	—	—	218,662	130.4

Net income (loss)	$607,303	$(587,836)	$19,467	$704,457	$(690,393)	$14,064	$(97,154)	(13.8)%	$5,403	38.4%

Selected Items from Continuing Operations:
Property net operating income(c)	$1,337,246	$231,058	$1,568,304	$1,373,513	$16,807	$1,390,320	$(36,267)	(2.6)%	$177,984	12.8%

Property operating margin (c,d)	63.6%	55.7%	62.3%	65.8%	48.8%	65.5%		(2.2)%		(3.2)%

Deferred rental revenue	$18,231	$9,554	$27,785	$44,427	$2,393	$46,820	$(26,196)	(59.0)%	$(19,035)	(40.7)%

Income from early lease terminations	$9,267	$2,072	$11,339	$66,059	$—	$66,059	$(56,792)	(86.0)%	$(54,720)	(82.8)%

(a)	General and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 1 — Note 12 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio increased primarily because of increased occupancy, an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants) and rent growth in certain of our markets, partially offset by a decrease in income from early lease terminations of $56.8 million, of which $48.7 million related to a single tenant during the first half of 2005, and the effect of the rent roll down. The increase is also partially due to $1.9 million of rent loss due to Hurricane Katrina, which was recorded in the third quarter 2005. Same store occupancy increased from 89.3% at December 31, 2004 to 91.9% at September 30, 2006.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, the JV Consolidation and developments, which accounted for $380.7 million of the increase, and the increases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, the JV Consolidation and developments, which accounted for $116.5 million of the increase, and the increases in the Same Store Portfolio, as explained above.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio increased primarily due to increases in tax rates and assessed property values. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company because of property acquisitions, the JV Consolidation and developments, which accounted for $59.0 million of the increase, and the increase in the Same Store Portfolio, as explained above.

Insurance
      Insurance expense decreased in the Same Store Portfolio primarily due to decreases in expenses recorded for losses related to Hurricane Katrina. In third quarter 2005, we incurred $10.6 million of insurance expense due to Hurricane Katrina losses. In the third quarter 2006, $2.0 million of Hurricane Katrina expenses were reversed because repairs are now mainly complete and repair costs were less than originally estimated.
      Insurance expense decreased in the Total Company due to the decreases in the Same Store Portfolio, as explained above, partially offset by property acquisitions, the JV Consolidation and developments, which increased by $6.7 million.
      We expect insurance expense to increase, and perhaps significantly, in the fourth quarter of 2007 as our three-year contract expires and will be renewed at market rates.

Repairs and Maintenance
      Repairs and maintenance expense increased in the Same Store Portfolio as a result of increased cleaning expense attributable to higher contractual rates and increased occupancy, higher payroll costs for building engineers and higher spending for major repairs. We increased our spending in repairs and maintenance as part of a program to maintain high levels of quality in our properties. Repairs and maintenance expense is expected to continue at an increased level as a result of planned projects in 2006 and 2007.
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, the JV Consolidation and developments, which accounted for $55.3 million of the increase, and increases in the Same Store Portfolio, as explained above.

Property Operating
      In conjunction with our realignment, we reclassified property operating general and administrative expense (which consisted of certain corporate and regional general and administrative expenses) previously included in property operating expense to general and administrative expense for the current and prior periods.
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $21.7 million attributable to higher utility rates and increased occupancy and increased payroll expenses. We anticipate that utility costs will increase in 2007, but at reduced levels. A portion of such expenses will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of property acquisitions, the JV Consolidation and developments, which accounted for $45.4 million of the increase, and increases in the Same Store Portfolio, as explained above.

General and Administrative
      General and administrative expense increased in the Total Company mainly as a result of severance expense. We initiated a significant reorganization in the third quarter 2006, moving from a regional to a functional structure and further centralizing operations with respect to property management, leasing and asset management. As a result of the realignment, we anticipate recording a total severance charge of $30 million, $21.8 million of which was recorded during the third quarter 2006. The remaining charge is expected to be recorded in the fourth quarter 2006 and in 2007. Total severance expense recognized in the nine months ended September 30, 2006 and 2005 was $24.8 million and $7.1 million ($3.4 million of which is included in general and administrative expense), respectively.

Impairment
      In August 2006, we announced our plans to dispose of an additional $3.0 billion to $3.5 billion of assets. As a result of the reduction in the intended holding period for these assets, we recognized a non-cash impairment charge of $188.9 million during the third quarter of 2006 (of which $54.4 million is recorded in continuing operations and $134.5 million in discontinued operations). Refer to Item 1 — Note 4.

Interest Expense
      Interest expense in the Same Store Portfolio decreased primarily because of mortgage debt repayments, partially offset by the impact of obtaining new mortgage debt and refinancing debt at higher principal amounts.
      Interest expense for the Total Company increased primarily as a result of increased indebtedness largely used for Common Share and Unit repurchases during 2005 and 2006 and the JV Consolidation. The increase in interest expense was partially offset by the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. Capitalized interest increased $16.1 million due to an increase in development activity.

      As of September 30, 2006, 85% of our total debt was at a fixed interest rate and our weighted average interest rate on consolidated debt was 6.31% compared to 6.70% at September 30, 2005. Our fixed to floating debt ratio will fluctuate periodically based on, among other things, our capital transaction activities, including acquisitions, dispositions, Common Share repurchases and debt maturities.

Minority Interest — Partially Owned Properties
      Income allocated to minority interests in partially owned properties for the Total Company increased primarily because of the JV Consolidation.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures for the Total Company decreased primarily because of the 2005 sales of our interests in three properties, which accounted for $20.3 million (consisting primarily of gain on sale of assets) of the decrease, and the JV Consolidation.

Gain on Sales of Real Estate
      The gain on sales of real estate in 2005 of $47.4 million related to the 2005 partial sales of our interests in two properties. In accordance with FAS 144, the net income from these properties, which included the gain on sale, was not classified as discontinued operations because we maintained an ongoing involvement with the operations of these properties.

Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 1 — Note 4 for additional information regarding discontinued operations.

III.	Liquidity and Capital Resources

Liquidity
      Net cash provided by operating activities is primarily dependent upon occupancy levels of our properties, rental rates on our leases and our level of operating and other expenses. Our primary sources of liquidity to fund cash requirements include cash provided by operating activities, borrowings against our line of credit, other unsecured and secured notes and proceeds from asset sales. Cash usages include capital improvements, tenant improvements, leasing costs, distributions to our unitholders and minority interest in partially owned properties, repurchases of our securities and acquisition and development costs.
      Our ability to draw upon our line of credit and to incur additional indebtedness is dependent in part on our compliance with various financial and other covenants as required by existing indentures. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to satisfy these covenants and are unable to reach a satisfactory resolution with our lenders, our line of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, the interest charged on the line of credit could increase and we may not be able to access other sources of financing. Moody’s and Standard & Poor’s provide credit ratings on EOP Partnership. If both of these agencies downgrade our credit ratings, the interest rate charged on our line of credit will increase. In addition, the interest rate associated with any future financings is likely to be higher due to any such decline in our credit ratings.
      During the last few years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold, on an Effective Office Portfolio basis, $2.7 billion of assets and acquired $1.4 billion of assets. In August 2006, we announced plans to dispose of an additional $3.0 billion to $3.5 billion of assets comprising 16 million to 18 million square feet. During the nine months ended September 30, 2006 we sold $852.4 million of assets comprising 5.2 million square feet (of which

$418.5 million of assets comprising 2.5 million square feet related to our $3.0 billion to $3.5 billion disposition program) and acquired $934.0 million of assets. Assuming we utilize the proceeds of these dispositions principally to repay debt, we would not anticipate earnings dilution from these transactions. Our disposition plans include selling all of our properties in Atlanta, reducing the size of our portfolio in Chicago, Denver and Northern California, and selectively selling buildings in our other principal markets. Any sales are subject to market conditions. There can be no assurance that future sales will be completed within the contemplated timeframe, at the anticipated price levels or, in the case of assets with recently reduced carrying values, at those reduced values.
      We expect to continue to take advantage of market opportunities and, to the extent permissible within the tax laws, may engage in further sales in excess of the $3.0 billion to $3.5 billion already identified based on market conditions. We may continue to use disposition proceeds, in part, for acquisitions, capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of equity securities.
      As of September 30, 2006, our overall debt levels increased $2.3 billion as compared to December 31, 2005, mainly as a result of funds used for Common Share repurchases and the JV Consolidation, which totaled $682.0 million (our share of which is $306.9 million). Through the first nine months of 2006, Equity Office repurchased 35.6 million Common Shares (at an average purchase price of $34.03 per share for $1.2 billion) and redeemed 3.1 million Units (at an average purchase price of $31.48 per Unit for $98.8 million). Included in these amounts are 17.2 million Common Shares repurchased concurrently with the June 2006 issuance of $1.5 billion of exchangeable senior unsecured notes.
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
      Reduced rental rates, reduced revenues as a result of asset sales and increased operating expenses (including utilities and repairs and maintenance) have reduced our net cash provided by operating activities. In addition, tenant improvement and leasing costs have continued at historically high levels. We anticipate that net cash provided by operating activities will be insufficient to satisfy all our cash needs including capital improvements, tenant improvement and leasing costs and distributions to our unitholders in 2006 and that we will cover the shortfall with proceeds primarily from financing activities and asset sales. Equity Office’s Board declared distributions on Units for the third quarter 2006 at $0.33 per Unit. Although we anticipate a shortfall during 2006, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions. The shortfall has decreased. We expect this trend to continue and that net cash flow provided by operating activities for 2007 will be sufficient to meet the cash usages described above.
      As of September 30, 2006, we had $109.6 million of debt maturing in the remainder of 2006 with a weighted average effective rate of 6.65% and $1.2 billion in 2007 with a weighted average effective rate of 7.5%. Because REIT rules for federal income tax purposes require Equity Office to distribute 90% of its taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with borrowings and proceeds from asset sales, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.
      We believe that net cash provided by operating activities, proceeds from existing or future lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2006 and 2007.

Distributions
      In the third quarter 2006, distributions were paid on the preferred units as reflected below:

			Total Distributions
	Quarterly	Annual
	Distribution per	Distribution	For the three months	For the nine months
Security	Unit	per Unit	ended September 30, 2006	ended September 30, 2006

			(Dollars in thousands)
Series B Preferred Units	$0.65625	$2.625	$3,931	$11,793
Series G Preferred Units	$0.484375	$1.9375	$4,117	$12,351
      Equity Office’s Board of Trustees also declared distributions on Units for the first, second and third quarter at the rate of $0.33 per Unit per quarter.
Contractual Obligations
      As of September 30, 2006, we were subject to certain material contractual payment obligations as shown in the table below. We were not subject to any material capital lease obligations.

	Payments due by Period

(Dollars in thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Mortgage debt(a)	$3,223,914	$6,122	$242,464	$219,699	$634,352	$449,654	$1,671,623
Unsecured notes(a)	10,006,493	102,924	988,523	490,333	862,475	1,564,207	5,998,031
Line of Credit	1,886,000	—	—	—	—	1,886,000	—
Series B Preferred Units	299,497	—	—	299,497	—	—	—
Share of mortgage debt of unconsolidated joint ventures	167,741	548	2,245	2,403	9,922	3,297	149,326
Consolidated operating lease obligations(b)	1,409,883	5,836	23,556	23,292	23,079	23,165	1,310,955

Total Contractual Obligations	$16,993,528	$115,430	$1,256,788	$1,035,224	$1,529,828	$3,926,323	$9,129,935

(a)	Balance excludes net discounts and premiums.

(b)	Represents payments due under long-term leases in which we are the lessee of ground parcels and air rights associated with our office properties.
      In addition to the contractual payment obligations shown in the table above, we also have various properties under development for which we expect to incur an additional $644 million of costs through 2008. As of September 30, 2006, we are subject to $63 million of payment obligations under our development contracts, which will be paid as costs are incurred through 2007. For a complete listing of properties currently under development, refer to Developments in Process in this MD&A.

Derivative Financial Instruments
      As of September 30, 2006, we had no outstanding derivative financial instruments. See Item 1 — Note 15 for further information regarding derivative financial instruments.

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

Off-Balance Sheet Arrangements
      As listed above, our share of mortgage debt of unconsolidated joint ventures is $167.7 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      See Item 1 — Note 14 for information regarding any commitments to acquire properties.
Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$3,043,467	$1,988,377
Unsecured notes	9,737,289	8,787,620

Total	12,780,756	10,775,997

Variable rate(a):
Mortgage debt	175,821	175,821
Unsecured notes and lines of credit	2,131,000	1,876,000

Total	2,306,821	2,051,821

Total	$15,087,577	$12,827,818

Percent of total debt:
Fixed rate	84.7%	84.0%
Variable rate(a)	15.3%	16.0%

Total	100.0%	100.0%

Mortgage debt	21.3%	16.9%
Unsecured notes and lines of credit	78.7%	83.1%

Total	100.0%	100.0%

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	6.43%	7.01%
Unsecured notes	6.34%	6.80%

Effective interest rate	6.36%	6.84%

Variable rate(a):
Mortgage debt	6.13%	5.17%
Unsecured notes and lines of credit	6.05%	5.02%

Effective interest rate	6.05%	5.03%

Total	6.31%	6.55%

(a)	The interest rates for the variable rate debt are based on various spreads over LIBOR.

Unconsolidated Joint Venture Debt
      The table below summarizes our share of unconsolidated joint venture debt, which consists solely of mortgage debt:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Balance (includes discounts and premiums):
Fixed rate	$163,891	$472,372
Variable rate	3,850	1,353

Total	$167,741	$473,725

Effective interest rate at end of period:
Fixed rate	5.41%	5.47%
Variable rate	8.72%	10.40%

Total	5.49%	5.48%

Mortgage Debt
      During the nine months ended September 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$2,169,383
Scheduled principal amortization prior to maturity	(14,824)
Consolidation of mortgage debt	682,222
Mortgage financings	585,000
Assumed through a property acquisition	15,200

Balance at June 30, 2006(a)	3,436,981
Scheduled principal amortization prior to maturity	(6,914)
Repayment of debt encumbering the following properties:
Bayhill Office Center	(83,862)
Promenade II	(97,409)
E.J. Randolph	(13,050)
Northridge I	(11,832)

Balance at September 30, 2006(a)	$3,223,914

(a)	Excludes net discounts on mortgage debt of $5.2 million, $5.0 million and $4.6 million as of December 31, 2005, June 30, 2006 and September 30, 2006, respectively.
      See Item 1 — Note 7 for more information on our mortgage debt.

Unconsolidated Joint Venture Mortgage Debt
      During the nine months ended September 30, 2006, our share of the transactions for unconsolidated joint venture mortgage debt was as follows:

(Dollars in thousands)

Balance at December 31, 2005	$473,725
Scheduled principal amortization prior to maturity	(1,061)
Consolidation of mortgage debt	(306,902)

Balance at June 30, 2006	165,762
Scheduled principal amortization prior to maturity	(518)
1700 Market Street refinancing	2,497

Balance at September 30, 2006	$167,741

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

Lines of Credit

Term Loans
      In January 2006, we exercised our option to increase our existing $750 million unsecured term loan facility by an additional $250 million, which increased the amount outstanding under the facility to

$1.0 billion. This facility had an interest rate of LIBOR plus 55 basis points and was scheduled to mature in October 2006. We incurred a fee of $1.0 million on this facility based on the outstanding balance as of June 30, 2006, which was reflected as additional interest expense in the consolidated statements of operations. In July 2006, we entered into an amendment that increased this facility to $1.6 billion. This facility was repaid and terminated in September 2006.
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

Revolving Line of Credit
      In September 2006, we obtained a $2.5 billion revolving line of credit facility, which bears interest at LIBOR plus 55 basis points (the spread is subject to change based on our credit rating) and has an annual facility fee of 15 basis points, or $3.75 million. This facility matures in September 2010. As a result, we repaid and terminated our existing $1.25 billion revolving line of credit facility and $1.6 billion unsecured term loan facility. These facilities were scheduled to mature in August 2009 and October 2006, respectively. As of September 30, 2006, $1.9 billion was outstanding under our $2.5 billion revolving line of credit facility.
      We use our line of credit and proceeds from other unsecured notes, together with net cash provided by operating activities and proceeds generated from asset sales, to fund capital improvements, tenant improvement and leasing costs, distributions to our unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our line of credit is subject to ongoing fluctuation and amounts outstanding under the line of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the line of credit.

Unsecured Notes
      During the nine months ended September 30, 2006, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2005(a)	$9,056,556
Repayments	(500,063)
Issuance	1,500,000

Balance at June 30, 2006(a)	10,056,493
Repayments	(50,000)

Balance at September 30, 2006(a)	$10,006,493

(a)	Excludes net discounts of $23.9 million, $24.4 million and $24.2 million at December 31, 2005, June 30, 2006 and September 30, 2006, respectively.
      See Item 1 — Note 8 for more information on our unsecured notes.
      As of September 30, 2006, $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our line of credit and unsecured notes contain various financial covenants which require satisfaction of certain financial ratios. As of September 30, 2006, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated maturity date.

Market Risk
      Since December 31, 2005 there were no material changes in the information regarding market risk that was provided in Form 10-K for the year ended December 31, 2005.

Equity Securities
      The following table presents the changes in the issued and outstanding Units since December 31, 2005:

Outstanding at December 31, 2005	424,314,764
Repurchased and retired under Equity Office’s open market repurchase program (at an average purchase price of $34.03 per unit)(a)	(35,593,840)
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $33.76 per unit)	(102,570)
Issued to Equity Office upon exercise of share options	3,068,002
Units redeemed for cash (at an average purchase price of $30.89 per unit)	(2,845,536)
Issued to Equity Office related to restricted shares issued to employees, net of cancellations	548,143
Units issued to fund for Equity Office’s Board of Trustees fees	17,412

Outstanding at June 30, 2006	389,406,375
Repurchased and retired under Equity Office’s Supplemental Retirement Savings Plan (at an average purchase price of $38.08 per unit)	(76,908)
Issued to Equity Office upon exercise of share options	1,541,069
Units redeemed for cash (at an average purchase price of $37.17 per unit)	(292,841)
Issued to Equity Office related to restricted share cancellations, net of restricted shares issued to employees	(184,640)
Units issued to fund Equity Office’s Board of Trustees fees	6,849

Outstanding at September 30, 2006	390,399,904

(a)	Under Equity Office’s open market repurchase program announced in July 2002, as amended, Equity Office’s Board of Trustees has authorized the repurchase of up to $2.6 billion of Common Shares in the open market or in privately-negotiated transactions through May 31, 2007. As of September 30, 2006, $296.6 million of unexercised authority remains available to repurchase Common Shares under the program. Common Shares repurchased to fund Equity Office’s employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the repurchase program.

In June 2006, in a separate authorization, Equity Office’s Board of Trustees also approved the repurchase an additional $450.0 million of Common Shares concurrent with our issuance of $1.5 billion exchangeable unsecured notes (see Item 1 — Note 8). Of the Common Shares repurchased during the six months ended June 30, 2006, 17,196,740 Common Shares were repurchased concurrently with our issuance of $1.5 billion of exchangeable unsecured notes.

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

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized and depreciated over the improvement’s useful life. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including construction costs, tenant improvements, leasing commissions, capitalized interest and operating costs incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended September 30,

	2006			2005

			Consolidated			Consolidated
		Consolidated	Joint		Consolidated	Joint
	Wholly-	Joint	Ventures	Wholly-	Joint	Ventures
	Owned	Ventures	(JV Partner	Owned	Ventures	(JV Partner
(Dollars in thousands)	Properties	(Our Share)	Share)	Properties	(Our Share)	Share)

Capital Improvements:
Capital improvements	$19,672	$1,484	$950	$11,846	$556	$9
Development costs and redevelopment costs	51,166	—	—	1,977	—	—

Total capital improvements	$70,838	$1,484	$950	$13,823	$556	$9

	For the nine months ended September 30,

	2006			2005

			Consolidated			Consolidated
		Consolidated	Joint		Consolidated	Joint
	Wholly-	Joint	Ventures	Wholly-	Joint	Ventures
	Owned	Ventures	(JV Partner	Owned	Ventures	(JV Partner
(Dollars in thousands)	Properties	(Our Share)	Share)	Properties	(Our Share)	Share)

Capital Improvements:
Capital improvements	$53,629	$4,206	$4,739	$26,991	$1,358	$27
Development costs and redevelopment costs	107,023	—	—	6,672	—	—

Total capital improvements	$160,652	$4,206	$4,739	$33,663	$1,358	$27

      During 2005 and the first nine months of 2006, we increased our spending for capital improvements as part of a program to maintain high levels of quality in our properties. We anticipate continuing to spend at similar or higher levels in the remainder of 2006 and 2007 as a result of planned projects.

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
      The amounts shown below represent total tenant improvements and leasing costs for tenants who commenced occupancy during the respective period shown.

	For the three months ended September 30,

	2006		2005

	Tenant	Weighted	Tenant	Weighted
	Improvement	Average Cost	Improvement	Average Cost
	and Leasing	per Square	and Leasing	per Square
(Dollars in thousands, except per square foot amounts)	Costs	Foot Leased	Costs	Foot Leased

Wholly-Owned Properties:
Renewals	$12,039	$9.16	$21,988	$11.02

Retenanted
Vacant for less than 12 months	33,166	23.75	51,793	25.84
Vacant longer than 12 months	17,890	33.91	20,462	25.14

Total Retenanted	51,056	26.53	72,255	25.64

Total/ Weighted Average	63,095	19.48	94,243	19.58

Consolidated Joint Ventures (Our Share):
Renewals	1,298	14.00	233	9.05

Retenanted
Vacant for less than 12 months	3,090	20.60	4,947	32.34
Vacant longer than 12 months	3,405	52.49	205	24.78

Total Retenanted	6,495	30.23	5,152	31.95

Total/ Weighted Average	7,793	25.34	5,385	28.80

Consolidated Joint Ventures (JV Partner Share):
Renewals	1,290	25.53	108	10.38

Retenanted
Vacant for less than 12 months	2,298	14.96	206	16.84
Vacant longer than 12 months	2,647	47.07	1	1.39

Total Retenanted	4,945	23.56	207	15.69

Total/ Weighted Average	6,235	23.94	315	13.35

Unconsolidated Joint Ventures (Our Share):
Renewals	151	22.24	922	21.33

Retenanted
Vacant for less than 12 months	33	17.31	3,211	32.28
Vacant longer than 12 months	3,290	75.71	3,898	45.53

Total Retenanted	3,323	73.26	7,109	38.41

Total/ Weighted Average	3,474	66.62	8,031	35.18

Totals:
Our share of Total/ Weighted Average	74,362	20.66	107,659	20.59
JV partners’ share of Total/ Weighted Average	6,235	23.94	315	13.35

Total/ Weighted Average	$80,597	$20.88	$107,974	$20.57

	For the nine months ended September 30,

	2006		2005

	Tenant	Weighted	Tenant	Weighted
	Improvement	Average Cost	Improvement	Average Cost
	and Leasing	per Square	and Leasing	per Square
(Dollars in thousands, except per square foot amounts)	Costs	Foot Leased	Costs	Foot Leased

Wholly-Owned Properties:
Renewals	$42,024	$9.00	$69,450	$11.06

Retenanted
Vacant for less than 12 months	95,209	21.99	103,270	21.94
Vacant longer than 12 months	46,454	29.00	64,761	27.09

Total Retenanted	141,663	23.89	168,031	23.67

Total/ Weighted Average	183,687	17.33	237,481	17.75

Consolidated Joint Ventures (Our Share):
Renewals	6,940	13.18	22,524	40.31

Retenanted
Vacant for less than 12 months	10,916	25.60	13,146	21.45
Vacant longer than 12 months	8,219	51.18	1,682	32.13

Total Retenanted	19,135	32.60	14,828	22.29

Total/ Weighted Average	26,075	23.42	37,352	30.52

Consolidated Joint Ventures (JV Partner Share):
Renewals	3,230	11.29	185	8.79

Retenanted
Vacant for less than 12 months	8,425	24.28	432	22.89
Vacant longer than 12 months	5,855	44.08	108	23.91

Total Retenanted	14,280	29.76	540	23.08

Total/ Weighted Average	17,510	22.86	725	16.32

Unconsolidated Joint Ventures (Our Share):
Renewals	230	12.81	2,048	13.31

Retenanted
Vacant for less than 12 months	980	43.63	9,830	32.42
Vacant longer than 12 months	4,824	59.61	13,374	50.22

Total Retenanted	5,804	56.14	23,204	40.75

Total/ Weighted Average	6,034	49.72	25,252	34.91

Totals:
Our share of Total/ Weighted Average	215,796	18.23	300,085	19.58
JV partners’ share of Total/ Weighted Average	17,510	22.86	725	16.32

Total/ Weighted Average	$233,306	$18.51	$300,810	$19.57

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

      The reconciliation between these amounts for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months ended
	September 30,

(Dollars in thousands)	2006	2005

Capital improvements:
Wholly-owned properties	$19,672	$11,846
Consolidated joint ventures (our share)	1,484	556
Consolidated joint ventures (JV partner share)	950	9
Tenant improvements and leasing costs:
Wholly-owned properties	63,095	94,243
Consolidated joint ventures (our share)	7,793	5,385
Consolidated joint ventures (JV partner share)	6,235	315
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	1,823	8,839

Subtotal	101,052	121,193
Development and redevelopment costs	51,166	1,977
Timing differences	(9,534)	7,498

Total capital improvements, tenant improvements and leasing costs	$142,684	$130,668

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements (including development costs)	$116,136	$90,945
Lease commissions and other costs	26,548	39,723

Total	$142,684	$130,668

	For the nine months ended
	September 30,

(Dollars in thousands)	2006	2005

Capital improvements:
Wholly-owned properties	$53,629	$26,991
Consolidated joint ventures (our share)	4,206	1,358
Consolidated joint ventures (JV partner share)	4,739	27
Tenant improvements and leasing costs:
Wholly-owned properties	183,687	237,481
Consolidated joint ventures (our share)	26,075	37,352
Consolidated joint ventures (JV partner share)	17,510	725
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	11,577	16,823

Subtotal	301,423	320,757
Development and redevelopment costs	107,023	6,672
Timing differences	22,248	7,952

Total capital improvements, tenant improvements and leasing costs	$430,694	$335,381

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements (including development costs)	$339,561	$241,908
Lease commissions and other costs	91,133	93,473

Total	$430,694	$335,381

Developments in Process
      We own 100% of the following properties which are under development. Our developments consist of new construction as well as a significant renovation of an existing building. Development costs are primarily funded by our line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including salaries and related payroll costs, leasing commissions, real estate taxes and interest incurred in developing the property. All figures stated below are as of September 30, 2006.

	Estimated
	Certificate of				Costs	Total
	Occupancy		Number of	Square	Incurred to	Estimated	Percentage
Property	Date(a)	Location	Buildings	Feet	Date(b)	Costs(c)	Leased

					(Dollars in thousands)
Kruse Oaks II(d)	Q4 2006	Portland, OR	1	102,000	$14,262	$20,119	21%
Bridge Pointe Corporate Center III	Q4 2006	San Diego, CA	2	150,000	26,308	35,967	0%
1095 Avenue of the Americas(e)	Q2 2008	New York, NY	1	1,023,998	556,537	913,864	23%
Foundry Square I (Barclays)	Q4 2007	San Francisco, CA	1	335,890	43,393	144,789	96%
City Center Plaza West	Q1 2008	Bellevue, WA	1	572,000	28,030	196,242	0%
Fountaingrove II	Q2 2006	Santa Rosa, CA	1	42,102	9,915	11,698	31%

Total			7	2,225,990	$678,445	$1,322,679	27%

(a)	This date represents the date the certificate of occupancy was obtained or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period.

(b)	The Costs Incurred to Date are presented in the balance sheet as follows:

(Dollars in thousands)

Developments in process	$662,339
Deferred leasing costs and other related intangibles (excluding accumulated amortization)	16,106

Total costs incurred to date	$678,445

(c)	The Total Estimated Costs include the acquisition cost of the land and building in addition to the costs to develop the property. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease-up the property.

(d)	We lease the land underlying this development from a third party. We have the right to acquire this land under certain conditions. Total Estimated Costs do not reflect potential costs to acquire the land at a future date.

(e)	On September 29, 2005, we acquired 79% of the square footage of 1095 Avenue of the Americas. Verizon, the sole tenant, occupied 96.8% of the portion of the property acquired by us at its acquisition. Verizon moved out in phases throughout 2006 and, as of September 30, 2006, had vacated the premises.
     In addition to the developments described above, we own or partially own various land parcels available for development. These sites represent possible future development of up to approximately eight million square feet of office space. These potential developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include: Russia Wharf, Boston, MA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Center, San Diego, CA; La Jolla Center, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Station Landing, Walnut Creek, CA; NE 8th Street, Bellevue, WA; 175 Wyman, Waltham, MA; Parkshore Plaza, Folsom, CA; Commerce Plaza, Oakbrook, IL; Pointe O’Hare Land, Rosemont, IL; Kruse Oaks, Portland, OR; Reston Town Center, Reston, VA; and First & Main, Portland, OR.

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
Cash Flows
      Throughout this MD&A, we have discussed the significant transactions that impacted our cash flows. Our consolidated statements of cash flows include cash flows from continuing and discontinued operations. Cash provided by operating activities from discontinued operations was $30 million and $119 million for the nine months ended September 30, 2006 and 2005, respectively. The properties included in discontinued operations for the nine months ended September 30, 2006 include dispositions that occurred during the first nine months of 2006, while the properties included in discontinued operations for the nine months ended September 30, 2005 included those same properties and all 2005 dispositions. We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions into acquisitions in targeted growth markets. We may continue to use disposition proceeds, in part, for capital spending in our existing portfolio, debt repayments, distributions to our unitholders, and repurchases of equity securities. Except as disclosed on our consolidated statements of cash flows, there was no other material impact on cash flows used for or provided by investing activities and cash flows used for financing activities from discontinued operations for either period presented.
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the nine months ended
	September 30,

(Dollars in thousands)	2006	2005

Cash and cash equivalents at the beginning of the period	$78,164	$107,126
Net cash provided by operating activities	782,297	785,573
Net cash (used for) provided by investing activities	(699,274)	1,039,445
Net cash provided by (used for) financing activities	35,184	(1,786,231)

Cash and cash equivalents at the end of the period	$196,371	$145,913

Operating Activities
      Cash provided by operating activities depends primarily on cash received from tenants in our properties in accordance with their lease obligations, less payments for our operating and other expenses. The slight decrease in net cash provided by operating activities (which includes amounts from both continuing and discontinued operations) for the nine months ended September 30, 2006 is primarily due to asset sales and increases in operating expenses (primarily utility and repairs and maintenance costs), partially offset by the impact of the JV Consolidation, property acquisitions and a decrease in prepaid real estate taxes. As previously discussed within this MD&A, we consolidated the assets, liabilities and results of operations of 18 joint ventures that we previously accounted for under the equity method. Prior to consolidation, we reflected the distributions from unconsolidated joint ventures in cash provided by operating activities. Beginning in 2006, the cash flows from operating activities for these joint ventures is reflected in virtually all captions within the operating activities section, representing both our share and our minority interest partners’ share. The distributions to our minority interest partners are included in financing activities.

Investing Activities
      Net cash used for or provided by investing activities reflects the net impact of acquisitions and dispositions of properties, expenditures for capital and tenant improvements (including development costs) and lease costs. It also includes cash associated with the JV Consolidation and decreases in escrow deposits and restricted cash of $117.9 million and $587.5 million for the nine months ended September 30, 2006 and 2005, respectively, which primarily relate to the release of escrow funds from property sales. For the nine months ended September 30, 2006 and 2005, cash provided by property dispositions totaled $508.8 million and $1.6 billion, respectively, which caused, along with decreases in escrow deposits and restricted cash, the majority of the fluctuation in net cash used for or provided by investing activities.

Financing Activities
      Net cash provided by or used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred unitholders and minority interests, repurchases of our securities and proceeds from exercise of stock options. During the nine months ended September 30, 2006, Equity Office repurchased $1.3 billion of Common Shares and Units primarily with proceeds from financing activities. During the nine months ended September 30, 2005, Equity Office repurchased $158.0 million of Common Shares and Units primarily with proceeds from dispositions. As a result of Common Share and Unit repurchases and a lower distribution rate on equity securities, our distributions to unitholders decreased from $454.1 million in 2005 to $264.4 million in 2006.
Analysis of Selected Balance Sheet Items
      As discussed in the Operating Results section of this MD&A, our consolidated balance sheet has changed significantly due to the JV Consolidation. The table below contains other selected balance sheet items that have changed significantly from December 31, 2005 to September 30, 2006.

	September 30,	December 31,
(Dollars in thousands)	2006	2005	Change

Investments in real estate held for sale, net of accumulated depreciation	$16,896	$92,233	$(75,337)
Escrow deposits and restricted cash	$336,501	$38,658	$297,843
Deferred financing costs	$92,755	$58,809	$33,946
Deferred leasing costs and other related intangibles	$705,288	$522,926	$182,362
Prepaid expenses and other assets	$261,044	$303,181	$(42,137)
Distribution payable	$131,711	$3,736	$127,975
Other liabilities	$633,286	$483,468	$149,818

Investment in Real Estate Held for Sale, Net of Accumulated Depreciation
      In accordance with FAS 144, we have classified certain properties as held for sale. Properties held for sale are reflected in our consolidated balance sheets at the lower of their historical cost or their fair value less cost to sell (determined based on the estimated sales prices and estimated transaction costs). The properties’ net income and provision for losses, if any, are included in discontinued operations (see Item 1 — Note 4). At September 30, 2006, we had one property held for sale. The December 31, 2005 balance includes amounts for this property and amounts for the three properties that were held for sale at December 31, 2005 (which were sold in the first quarter 2006).

Escrow Deposits and Restricted Cash
      The increase in escrow deposits and restricted cash was primarily the result of increased escrow deposits related to the sale of properties during the second and third quarters that were structured as tax-deferred exchanges and the deposit for the acquisition of Wachovia Financial Center which closed in October 2006.

Deferred Financing Costs
      The increase in deferred financing costs was primarily the result of loan costs related to the $1.5 billion exchangeable senior unsecured notes issued during the second quarter 2006 and loan costs related to the $2.5 billion line of credit obtained in September 2006.

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

Distribution Payable
      The increase in distribution payable was primarily the result of the accrual for Unit distributions declared during the third quarter but not paid until the fourth quarter.

Other Liabilities
      The increase in other liabilities was primarily the result of recording the below market lease cost relating to a third quarter 2006 acquisition, in accordance with FAS 141.
Related Party Transactions
      See Item 1 — Note 13 for a discussion of related party transactions.
Subsequent Events
      See Item 1 — Note 15 for events that occurred subsequent to September 30, 2006 through November 1, 2006.

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
      The following tables reflect the reconciliation of FFO to net (loss) income, the most directly comparable GAAP measure, for the periods presented:

	For the three months ended September 30,

	2006	2005
(Dollars in thousands, except per unit amounts)

Reconciliation of net (loss) income to FFO(a):
Net (loss) income	$(146,203)	$113,157
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	229,701	193,688
Included in income from investments in unconsolidated joint ventures	2,952	12,926
Allocated to minority interests in partially owned properties	(17,632)	(1,440)
Non-real estate related depreciation and amortization	(5,016)	(3,407)
Less net gain on sales of real estate:
Included in income from continuing operations and discontinued operations	(58,494)	(78,505)
Included in income from investments in unconsolidated joint ventures	—	(29)

FFO	5,308	236,390
Preferred distributions	(8,700)	(8,700)

FFO available to unitholders — basic	$(3,392)	$227,690

Net (loss) income available to unitholders per Unit — basic	$(0.40)	$0.23

FFO available to unitholders per Unit — basic	$(0.01)	$0.50

	Net Loss	FFO(b)	Net Income	FFO(b)

Adjustments to arrive at net (loss) income and FFO available to unitholders:
Net (loss) income and FFO	$(146,203)	$5,308	$113,157	$236,390
Preferred distributions	(8,700)	(8,700)	(8,700)	(8,700)

Net (loss) income and FFO available to unitholders — diluted	$(154,903)	$(3,392)	$104,457	$227,690

Weighted average Units and dilutive potential units outstanding	387,833,388	393,266,923	457,343,521	457,343,521

Net (loss) income and FFO available to unitholders per Unit — diluted	$(0.40)	$(0.01)	$0.23	$0.50

	Units and unit equivalents

Weighted average Units outstanding (used for both net (loss) income and FFO basic per unit calculation)	387,833,388	452,847,362
Effect of dilutive potential units:
Share options and restricted shares which are dilutive to both net (loss) income and FFO	—	4,496,159

Weighted average Units and dilutive potential units used for net (loss) income available to unitholders	387,833,388	457,343,521
Impact of share options and restricted shares which are dilutive to FFO but not dilutive to net (loss) income	5,433,535	—

Weighted average Units and dilutive potential units used for the calculation of FFO available to unitholders	393,266,923	457,343,521

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net (loss) income, to which it is reconciled. See definition below.

(b)	FFO for the three months ended September 30, 2006 and 2005 includes $188.9 million and $3.5 million, respectively, of non-cash impairment charges and losses on properties sold and properties held for sale, which is equivalent to $0.48 and $0.01 per Unit on a diluted basis, respectively. These charges are not added back to net (loss) income when calculating FFO.

	For the nine months ended September 30,

(Dollars in thousands, except per unit amounts)	2006	2005

Reconciliation of net income to FFO(a):
Net income	$19,467	$14,064
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	689,006	598,572
Included in income from investments in unconsolidated joint ventures	8,613	37,974
Allocated to minority interests in partially owned properties	(51,771)	(4,419)
Non-real estate related depreciation and amortization	(13,411)	(10,429)
Less net gain on sales of real estate:
Included in income from continuing operations and discontinued operations	(177,173)	(194,721)
Included in income from investments in unconsolidated joint ventures(b)	91	(17,405)
Allocated to minority interests in partially owned properties	—	29,699

FFO	474,822	453,335
Preferred distributions	(26,102)	(26,102)

FFO available to unitholders — basic	$448,720	$427,233

Net (loss) available to unitholders per Unit — basic	$(0.02)	$(0.03)

FFO available to unitholders per Unit — basic	$1.12	$0.95

	Net Income		Net Income
	(Loss)	FFO(c)	(Loss)	FFO(c)

Adjustments to arrive at net (loss) and FFO available to unitholders:
Net income and FFO	$19,467	$474,822	$14,064	$453,335
Preferred distributions	(26,102)	(26,102)	(26,102)	(26,102)

Net (loss) and FFO available to unitholders — diluted	$(6,635)	$448,720	$(12,038)	$427,233

Weighted average Units and dilutive potential units outstanding	400,765,403	405,660,072	455,370,659	455,370,659

Net (loss) and FFO available to unitholders per Unit — diluted	$(0.02)	$1.11	$(0.03)	$0.94

	Units and unit equivalents

Weighted average Units outstanding (used for both net (loss) and FFO basic per unit calculation)	400,765,403	451,549,093
Effect of dilutive potential units:
Share options and restricted shares which are dilutive to both net (loss) and FFO	—	3,821,566

Weighted average Units and dilutive potential units used for net (loss) available to unitholders	400,765,403	455,370,659
Impact of share options and restricted shares which are dilutive to FFO but not dilutive to net (loss)	4,894,669	—

Weighted average Units and dilutive potential units used for the calculation of FFO available to unitholders	405,660,072	455,370,659

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	The loss for the nine months ended September 30, 2006 represents an adjustment to the gain previously recorded on properties sold in prior periods.

(c)	FFO for the nine months ended September 30, 2006 and 2005 includes $190.1 million and $384.1 million, respectively, of non-cash impairment charges and losses on properties sold and properties held for sale, which is equivalent to $0.47 and $0.84 per Unit on a diluted basis, respectively. These charges are not added back to net income when calculating FFO.

FFO Definition:
      FFO is defined as net (loss) income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains from sales of properties (but including losses from sales of properties, impairments and provisions for losses on properties held for sale), plus real estate related depreciation and amortization. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of a real estate company. We further believe that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other real estate companies. Investors should review FFO, along with GAAP net (loss) income when trying to understand a real estate company’s operating performance. We compute FFO in accordance with our interpretation of the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net (loss) income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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
      There have been no material changes to the risk factors included in our Form 10-K filed on March 15, 2006, as amended by Part II — Item 1A included in our Form 10-Q filed on August 8, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Units during the third quarter of 2006:

			Total Number of
			Units Purchased as	Dollar Value of Units
			Part of Publicly	That May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Units Purchased (a)	Per Unit	Programs	Plans or Programs

July 1 – 31	88,288	$36.69	—	—
August 1 – 31	206,723	37.43	—	—
September 1 – 30	101,827	37.94	—	—

Third quarter 2006	396,838	$37.40	—

(a)	The number of Units purchased is comprised of the redemption of Units held by our limited partners, excluding Equity Office. Units redeemed in exchange for Common Shares are not considered a repurchase and are, therefore, excluded from the table above. At any time on or after the first anniversary of the date of issuance, our limited partners have the right to require EOP Partnership to redeem their Units, subject to certain limitations. Equity Office, on behalf of and as the general partner of EOP Partnership, has the right to cause the redemption obligation to be satisfied by issuance of an equivalent number of Common Shares, or by a cash payment equal to the value of such Common Shares. Also included in the total number of Units purchased are Units redeemed in response to repurchases made by Equity Office, including repurchases of Equity Office Common Shares in the open market (a) as part of its Supplemental Retirement Savings Plan, (b) to fund shares purchased under its 1997 Employee Share Purchase Plan and (c) to fund fees paid in Equity Office Common Shares to each of its non-employee trustees, except Mr. Zell, as well as Equity Office Common Shares surrendered to Equity Office to satisfy withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.	Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOP OPERATING LIMITED PARTNERSHIP

By:	EQUITY OFFICE PROPERTIES TRUST

its general partner
Date: November 7, 2006

/s/RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer
of Equity Office Properties Trust, the general
partner of EOP Operating Limited Partnership
Date: November 7, 2006

/s/MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and Chief Financial Officer
of Equity Office Properties Trust, the general
partner of EOP Operating Limited Partnership

EXHIBIT INDEX

Exhibit
No.	Description	Location

10.1	Revolving Credit Agreement for $2,500,000,000 Revolving Credit Facility dated as of September 22, 2006 among EOP Operating Limited Partnership and the Banks listed therein, and related Guaranty of Payment	Incorporated by reference to Exhibit 10.1 to EOP Partnership’s and Equity Office’s Current Report on Form 8-K filed with the SEC on September 28, 2006
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith